Form 10QSB
period 1995-03-31
SEAL FLEET INC
filed 1995-05-12
CIK 110027

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC   20549


                                FORM 10-QSB



[x]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

[ ]   Transition Report Pursuant to Section 13 of 15(d) of the
      Securities Exchange Act of 1934


               For the quarter ended March 31, 1995


                  Commission file number 0-5567


                        Seal Fleet, Inc.
      (Exact name of registrant as specified in its charter)


                Nevada                         74-1670096
      (State of Incorporation)           (IRS Employer ID No.)


                          3305 Avenue S
                      Galveston, Texas   77550
                (Address of principal executive offices)


                            (409)-763-8878
                      (issuer's telephone number)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes (X)    No ( )




Class A common stock, par value $.10 per share, 2,432,248 shares outstanding as of May 10, 1995.

Class B common stock, par value $.10 per share, 50,000 shares outstanding as of May 10, 1995.

                                   INDEX




                                                       Page



Condensed Consolidated Balance Sheets                   3


Condensed Consolidated Statements of
Operations                                              5

Condensed Consolidated Statements of Cash
Flows                                                   6


Notes to Consolidated Financial Statements              7


Management's Discussion and Analysis of the
Statements of Operations                                7



Part II. Other Information                              8

Seal Fleet, Inc. and Subsidiaries


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


Condensed Consolidated Balance Sheets
(in thousands of dollars)
(Unaudited)

                                           March 31   December 31
                                             1995         1994
ASSETS
Current Assets

Cash                                       $    926     $    561
Accounts receivable - trade                   3,960        5,483
Accounts receivable - related party           1,329        1,771
Accounts receivable - other                     275           84
Deferred drydocking costs                       177          243
Materials and supplies                          113          113
Other current assets                             46           31

  Total current assets                        6,826        8,286


PROPERTY AND EQUIPMENT

Ships                                         9,922         9,922
Furniture and equipment                         224           214
Leasehold improvements                          123           120

  Total property and equipment               10,269        10,256
Less accumulated depreciation                 7,152         7,016

   Property and equipment - net               3,117         3,240


OTHER ASSETS

Deferred drydocking costs - non current          83            83
Assets held for resale                          154           154
Other assets                                     42            42

TOTAL ASSETS                               $ 10,222      $ 11,805

Seal Fleet, Inc. and Subsidiaries


Condensed Consolidated Balance Sheets
(in thousands of dollars)
(Unaudited)



                                           March 31   December 31
                                             1995        1994
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Current portion of long-term debt
  to related party                         $  7,022     $  7,022
Accounts payable - trade                      3,381        4,848
Accrued interest expense                        904          772

  Total current liabilities                  11,307       12,642

Long-term debt to related party
  less current portion                        2,579        2,668

  Total liabilities                          13,886       15,310

SHAREHOLDERS' EQUITY

Class A common stock, $.10 par
  value; 3,700,000 shares author-
  ized and 2,432,248 shares
  issued in 1995 and 1994                       243          243
Class B common stock, $.10 par
  value; 50,000 shares author-
  ized, issued and outstanding                    5            5
Additional paid-in capital                    4,456        4,456
Retained deficit                             (8,238)      (8,079)
Class A common stock held in
  treasury at cost; 447,621 shares
  in 1995 and 1994                             (130)        (130)

  Shareholders' equity                       (3,664)      (3,505)

LIABILITIES AND SHAREHOLDERS' EQUITY       $ 10,222     $ 11,805

See notes to consolidated financial statements.

Seal Fleet, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(in thousands of dollars except per share amounts)
(Unaudited)
                                           Three months ended
                                                March 31
                                           1995          1994

Charter revenue                            $ 1,432    $ 1,633
Operating fees                                  75        124
Crewing fees                                    12         19
Travel agency commissions                       44         55

  Total revenues                             1,563      1,831


Operating expenses                             755        622
Drydock amortization                            65         87
Selling, general and adminis-
  trative expense                              480        522
Selling, general and adminis-
  trative expense-travel agency                 70         46
Depreciation                                   136        135
Interest expense                               205        215
Other (income) and expense                      11     (   10)

  Total costs and expenses                   1,722      1,617

Net income (loss) before allowance
  for federal income tax                    (  159)       214

Provision for federal income tax                            8

Net income (loss)                          $(  159)  $    206


Net income (loss) per share                $(  .08)  $    .10


Weighted average shares outstanding      2,035,000  2,035,000


See notes to consolidated financial statements.

Seal Fleet, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows
(in thousands of dollars)
(Unaudited)
                                           Three months ended
                                                 March 31
                                           1995          1994
OPERATING ACTIVITIES

Net income (loss)                          $ (  159)  $   205
Adjustments to reconcile net loss to
net cash provided (required) by
operating activities:
  Depreciation                                  136       135
  Changes in operating assets
  and liabilities:
    Accounts and notes receivable             1,774       890
    Other current assets                         51    (   28)
    Accounts payable - trade                 (1,467)   (1,617)
    Interest payable                            132       167
Net cash provided (required)
  by operating activities                       467    (  248)


INVESTING ACTIVITIES

Purchase of property and equipment           (   14)   (   14)

Net cash required by investing activities    (   14)   (   14)


FINANCING ACTIVITIES

Decrease in long term debt                   (   89)   (   80)

Net cash required by financing activities    (   89)   (   80)

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                (  364)   (  342)

CASH AND CASH EQUIVALENTS AT
  JANUARY 1, 1995 AND 1994                      561      1,244

CASH AND CASH EQUIVALENTS AT
  MARCH 31, 1995 AND 1994                  $    925   $    902

See notes to consolidated financial statements.

                     Seal Fleet, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note A -- Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

During the three month period ended March 31, 1995, Seal Fleet, Inc. ("Seal Fleet" or "the Company") realized a net loss of $159,000 and as of that date the Company's total liabilities exceeded its total assets by $3,664,000. Further, the Company is currently in default on a significant portion of notes to a related party (see Note C). These factors indicate that the Company may be unable to continue in its present form as a going concern.


Note B - Results of Operations

The results of operation for the three month period ended March
31, 1995 is not necessarily indicative of the results of operation for the full year.


Note C - Default in Senior Securities

The Company has a note payable to the Three R Trusts, face amount of $5,925,000, stated interest at 7%, collateralized by the common stock of six subsidiaries of the Company. The note was originally discounted $1,330,000 using an imputed rate of 10%. This discount was fully amortized in 1989. Principal payments were due in two equal installments on December 27, 1990 and 1991. The company was unable to make these principal payment to the Three R Trusts putting the note in default. However, the Trusts have not called the note and have granted an indefinite verbal extension. The Company made a principal payment of $100,000 in 1993. The entire balance is classified as current at March 31, 1995 and December 31, 1994.



Item 2.   Management's Discussion and Analysis of the Condensed
          Consolidated Statements of Operations

Consolidated net revenues for the quarter ended March 31, 1995 as compared to the same period in 1994 decreased by over $298,000, or 15%, due to a decrease in charter rates of company-owned vessels working in the Gulf of Mexico. Operating fees decreased due to loss of two contracts which were in effect during the quarter ended March 1994.

The Company has historically experienced a decline in utilization and charter rates during the first part of the year which tends to affect all profit centers. Additionally, utilization and day rates are in proportion with the number of drilling rigs in the Gulf of Mexico which reached a seasonal low in February 1995.

Operating expense increased during the current quarter as compared with the same quarter in 1994 by approximately $111,000.
This increase is due to an increase in general operating cost such as fuel, general repairs and insurance.

There was no other material increase or decrease in any other specific expense.



PART II.   Other Information


Item 1.   Legal Proceedings

The Company is not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to the business.


Item 3.  Defaults Upon Senior Securities

Reference is made to Note C of the consolidated financial statements.


Item 5.   Other information.

The Annual Shareholders' Meeting of the Company will be held on June 13, 1995, at 10:00 AM, at 3305 Avenue S, Galveston, Texas.
The record date is set for April 27, 1995. Proxy material is scheduled to be mailed May 15, 1995.


Item 6.   Exhibits and Reports on Form 8-K.

(a)   Exhibits.                      None.

(b)   Reports on Form 8-K.           None.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SEAL FLEET, INC.
May 15, 1995                          (Registrant)
(Date)


                                      Trinidad C. Salinas
                                      (Signature)
                                      Financial Vice President
                                      Chief Financial Officer