Form 10QSB
period 1995-06-30
SEAL FLEET INC
filed 1995-08-15
CIK 110027

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC   20549


                                FORM 10-QSB



[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


                    FOR THE QUARTER ENDED JUNE 30, 1995


                      Commission file number 0-5567


                              SEAL FLEET, INC.
          (Exact name of registrant as specified in its charter)


                Nevada                         74-1670096
       (State of Incorporation)           (IRS Employer ID No.)


            3305 Avenue S
           Galveston, Texas                      77550
(Address of principal executive offices)       (Zip Code)


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
     Yes  X    No
         ---      ---



Class A common stock, par value $.10 per share, 2,432,248 shares outstanding as of June 30, 1995.

Class B common stock, par value $.10 per share, 50,000 shares outstanding as of June 30, 1995.

                                  INDEX




Part I.  Financial Information
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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


Condensed Consolidated Balance Sheets
(in thousands of dollars)
(Unaudited)

                                                 June 30    December 31
                                                 1995              1994
ASSETS

Current Assets
Cash                                              $    464     $    561
Accounts receivable - trade                          3,212        5,483
Accounts receivable - related party                  1,407        1,771
Accounts receivable - other                            110           84
Materials and supplies                                  66          243
Deferred drydocking costs                              395          113
Other current assets                                   102           31

  Total current assets                               5,756        8,286


PROPERTY AND EQUIPMENT

Ships                                                9,922        9,922
Furniture and equipment                                234          214
Leasehold improvements                                 124          120
                                                   -------      -------
Total property and equipment                        10,280       10,256

Less accumulated depreciation                        7,289        7,016
                                                    ------       ------
Property and equipment--net                          2,991        3,240


OTHER ASSETS

Deferred drydocking costs--non current                  83           83
Assets held for resale                                 154          154
Other assets                                            41           42
                                                  --------     --------
                                                  $  9,025     $ 11,805
                                                  ========     ========

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)
(Unaudited)


                                                 June 30   December 31
                                                 1995             1994


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Current portion of long-term debt
  to related party                                $  7,021    $  7,022
Accounts payable - trade                             2,445       4,848
Accrued interest expense                               823         772
                                                  --------     --------
  Total current liabilities                         10,289      12,642

Long-term debt to related party
  less current portion                               2,490       2,668
                                                  --------    --------
  Total liabilities                                 12,779      15,310

SHAREHOLDERS' EQUITY

Class A common stock, $.10 par
  value; 3,700,000 shares author-
  ized and 2,432,248 shares
  issued in 1995 and 1994                              243         243
Class B common stock, $.10 par
  value; 50,000 shares author-
  ized, issued and outstanding                           5           5
Additional paid-in capital                           4,456       4,456
Retained deficit                                    (8,328)     (8,079)
Class A common stock held in
  treasury at cost; 447,621 shares
  in 1995 and 1994                                    (130)       (130)
                                                  --------     -------
  Total shareholders' equity                        (3,754)     (3,505)
                                                  --------     -------
                                                  $  9,025     $ 11,805
                                                  ========     ========

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars except per share amounts)
(Unaudited)
                               Three months ended      Six months ended
                                    June 30                 June 30
                               1995          1994      1995        1994
REVENUES
Charter revenue               $ 1,430    $ 1,564      $ 2,862    $ 3,199
Operating fees                     80         60          156        184
Crewing fees                        7         12           19         29
Travel agency commissions          74        113          118        168
                              -------    -------      -------    -------
  Total revenues                1,591      1,749        3,155      3,580

COST AND EXPENSE

Operating expense                 735        680        1,491      1,302
Drydock amortization              132         87          197        174
Selling, general and
  administrative expense          412        475          892        998
Selling, general and
  administrative expense-
  travel agency                    72         67          142        113
Depreciation                      137        136          274        272
Interest expense                  203        214          408        428
Other (income) and expense        (10)       (52)                   (62)
                              -------    -------      -------    -------
  Total cost and expense        1,681      1,607        3,404      3,225


NET INCOME BEFORE
  PROVISION FOR FEDERAL
  INCOME TAX                      (90)       142         (249)       355

Provision for federal
  income tax                                   4                       8
                              -------    -------      -------    -------
NET INCOME AFTER
  PROVISION FOR FEDERAL
  INCOME TAX                  $   (90)   $   138      $  (249)   $   347
                              =======    =======      =======    =======

NET INCOME PER SHARE          $  (.04)   $   .07      $  (.12)   $   .17
                              =======    =======      =======    =======

WEIGHTED AVERAGE
  SHARES OUTSTANDING        2,035,000   2,035,000     2,035,000  2,035,000
                            =========   =========     =========  =========

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)
(Unaudited)
                                                   Six months ended
                                                        June 30
                                                  1995          1994

OPERATING ACTIVITIES
Net income                                        $  (249)   $   347
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
    Depreciation                                      274        272
    Changes in operating assets
    and liabilities:
       Accounts and notes receivable                2,608        365
       Other current assets                          (175)        72
       Accounts payable--trade                     (2,403)    (1,661)
       Interest payable                                51        292
                                                  -------    -------
Net cash provided (required)
  by operating activities                             106       (313)



INVESTING ACTIVITIES
  Purchase of property and equipment                 ( 24)       (19)
                                                  -------    -------
Net cash required by investing activities            ( 24)       (19)



FINANCING ACTIVITIES
  Decrease in long-term debt                       (  179)    (  162)
                                                  -------    -------
Net cash required by financing activities          (  179)    (  162)

DECREASE IN CASH AND CASH EQUIVALENTS                ( 97)      (494)

CASH AND CASH EQUIVALENTS AT
  JANUARY 1, 1995 AND 1994                            561      1,244
                                                  -------    -------
CASH AND CASH EQUIVALENTS AT
  JUNE 30, 1995 AND 1994                         $    464   $    750
                                                 ========   ========

See notes to consolidated financial statements.



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

During the six-month period ended June 30, 1995, Seal Fleet, Inc. ("Seal Fleet" or "the Company") realized a net loss of $249,000 and as of that date the Company's total liabilities exceeded its total assets by $3,754,000. Further, the Company is currently in default on a significant portion of notes to a related party (see Note C). These factors indicate that the Company may be unable to continue in its present form as a going concern.


NOTE B -- RESULTS OF OPERATION

The results of operation for the six-month period ended June 30, 1995 is not necessarily indicative of the results of operation for the full year.


NOTE C -- DEFAULT IN SENIOR SECURITIES

The Company has a note payable to the Three R Trusts, face amount of $5,925,000, stated interest at 7%, collateralized by the common stock of six subsidiaries of the Company. The note was originally discounted $1,330,000 using an imputed rate of 10%. This discount was fully amortized in 1989. Principal payments were due in two equal installments on December 27, 1990 and 1991. The company was unable to make these principal payments to the Three R Trusts putting the note in default. However, the Trusts have not called the note and have granted an indefinite verbal extension. The Company made a principal payment of $100,000 in 1993. The entire balance is classified as current at June 30, 1995 and December 31, 1994.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED
          CONSOLIDATED STATEMENTS OF OPERATION.


THREE-MONTH PERIOD ENDED JUNE 30, 1995 AND 1994

Consolidated net revenues for the three month period ended June 30, 1995 decreased by approximately $158,000 or 9% as compared to the same period in 1994. This decrease is due mainly to a decrease in charter rates of vessels working in the Gulf of Mexico. Other contributing factors are decreases in crewing revenues and commissions earned by the travel agency.

Total cost and expense for the three-month period ended June 30, 1995 increased by approximately $75,000, or 5% as compared to the same period in 1994. Operating expense increased due to an increase in general repair of the vessels. Another contributing factor is an increase in amortization of drydock expense which was expended in previous periods.

General and administrative expense decreased slightly due to a decrease in commissions expense.


SIX MONTHS ENDED JUNE 30, 1995 AND 1994

Consolidated net revenues for the six-month period ended June 30, 1995 as compared to the same period in 1994 decreased by approximately $425,000, or 12%. The greater portion of this decrease is contributed to charter revenues which is due to decreased charter rates. The lower rates also affect the operating fees. The travel agency also experienced a decrease in commissions earned due to loss in sales volume.

Total cost and expense increased by approximately $179,000, or 6%. This increase is due to increase operating expense including general repair of the vessels, brokerage, and insurance expense relating to bareboat charters.

General and administrative expense decreased slightly as well as interest expense.


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to the business.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Reference is made to Note C of the consolidated financial statements.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     EX-27 Financial Data Schedule.

(b)  Reports on Form 8-K.

     None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SEAL FLEET, INC.
                                         (Registrant)




August 15, 1995                          Trinidad C. Salinas
(Date)                                   Financial Vice President
                                         (Chief Financial Officer)