Form 10QSB
period 1995-09-30
SEAL FLEET INC
filed 1995-11-15
CIK 110027

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC   20549


                                FORM 10-QSB


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995


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


                              (409) 763-8878
                        (issuer's telephone number)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  X    No
         ---      ---



Class A common stock, par value $.10 per share, 2,432,248 shares outstanding as of September 30, 1995.

Class B common stock, par value $.10 per share, 50,000 shares outstanding as of September 30, 1995.

                                  INDEX




Part I.  Financial Information




         Condensed Consolidated Balance Sheets


         Condensed Consolidated Statements of
         Operations


         Condensed Consolidated Statements of Cash
         Flows


         Notes to Consolidated Financial Statements


         Management's Discussion and Analysis of the Statements of Operations



Part II. Other Information

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)
(Unaudited)

                                             September 30   December 31
                                             1995                  1994
ASSETS
Current Assets

Cash                                         $    973       $    561
Accounts receivable - trade                     3,609          5,483
Accounts receivable - related party             1,115          1,771
Accounts receivable - other                        97             84
Materials and supplies                             66            243
Deferred drydocking costs                         332            113
Other current assets                               75             31

  Total current assets                          6,267          8,286


PROPERTY AND EQUIPMENT

Ships                                           9,922          9,922
Furniture and equipment                           238            214
Leasehold improvements                            124            120
                                              -------        -------
Total property and equipment                   10,284         10,256

Less accumulated depreciation                   7,415          7,016
                                              -------        -------
Property and equipment--net                     2,869          3,240


OTHER ASSETS

Deferred drydocking costs--non current             83             83
Assets held for resale                            154            154
Other assets                                       46             42
                                             --------       --------
                                             $  9,419       $ 11,805
                                             ========       ========

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)
(Unaudited)






                                             September 30   December 31
                                             1995                  1994


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities

Current portion of long-term debt
  to related party                           $  7,021       $  7,022
Accounts payable - trade                        2,691          4,848
Accrued interest expense                          967            772
                                             --------        --------
  Total current liabilities                    10,679         12,642

Long-term debt to related party
  less current portion                          2,396          2,668
                                             --------       --------
  Total liabilities                            13,075         15,310

SHAREHOLDERS' EQUITY

Class A common stock, $.10 par
  value; 3,700,000 shares author-
  ized and 2,432,248 shares
  issued in 1995 and 1994                         243            243
Class B common stock, $.10 par
  value; 50,000 shares author-
  ized, issued and outstanding                      5              5
Additional paid-in capital                      4,456          4,456
Retained deficit                               (8,230)        (8,079)
Class A common stock held in
  treasury at cost; 447,621 shares
  in 1995 and 1994                               (130)          (130)
                                             --------       --------
  Total shareholders' equity                   (3,656)        (3,505)
                                             --------       --------
                                             $  9,419       $ 11,805
                                             ========       ========

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars except per share amounts)
(Unaudited)
                               Three months ended     Nine months ended
                                  September 30          September 30
                               1995          1994      1995        1994
REVENUES
Charter revenue               $ 1,465    $ 1,555      $ 4,327    $ 4,753
Operating fees                     83         70          238        255
Crewing fees                        7         19           26         49
Travel agency commissions         116        105          234        272
                              -------    -------      -------    -------
  Total revenues                1,671      1,749        4,825      5,329

COST AND EXPENSE

Operating expense                 656        643        2,147      1,945
Drydock amortization               63         87          260        261
Selling, general and
  administrative expense          451        499        1,337      1,497
Selling, general and
  administrative expense-
  travel agency                    70         56          218        169
Depreciation                      136        136          409        407
Interest expense                  202        213          610        641
Other (income) and expense         (5)       (11)          (5)       (73)
                              -------    -------      -------    -------
  Total cost and expense        1,573      1,623        4,976      4,847


NET INCOME (LOSS) BEFORE
  PROVISION FOR FEDERAL
  INCOME TAX                       98        126         (151)       482

Provision for federal
  income tax                                   4                      12
                              -------    -------      -------    -------
NET INCOME (LOSS) AFTER
  PROVISION FOR FEDERAL
  INCOME TAX                  $    98    $   122      $  (151)   $   470
                              =======    =======      =======    =======

NET INCOME (LOSS) PER SHARE   $   .05    $   .06      $  (.07)   $   .23
                              =======    =======      =======    =======

WEIGHTED AVERAGE
  SHARES OUTSTANDING        2,035,000   2,035,000     2,035,000  2,035,000
                            =========   =========     =========  =========


See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)
(Unaudited)
                                                   Nine months ended
                                                      September 30
                                                  1995          1994
OPERATING ACTIVITIES
Net income (loss)                                 $  (151)   $   470
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
    Depreciation                                      409        407
    Changes in operating assets
    and liabilities:
       Accounts and notes receivable                2,517       (192)
       Other current assets                           (85)       280
       Accounts payable--trade                     (2,157)    (1,505)
       Interest payable                               195        234
                                                  -------    -------
Net cash provided (required)
  by operating activities                             728       (306)



INVESTING ACTIVITIES
  Purchase of property and equipment                 ( 52)       (27)
  Proceeds from sale of assets                         13
  Decrease (increase) in other assets                  (5)
                                                  -------    -------
Net cash required by investing activities            ( 44)       (27)



FINANCING ACTIVITIES
  Decrease in long-term debt                       (  272)    (  246)
                                                  -------    -------
Net cash required by financing activities          (  272)    (  246)

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                    412       (579)

CASH AND CASH EQUIVALENTS AT
  JANUARY 1, 1995 AND 1994                            561      1,244
                                                  -------    -------
CASH AND CASH EQUIVALENTS AT
  SEPTEMBER 30, 1995 AND 1994                    $    973   $    665
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

During the nine-month period ended September 30, 1995, Seal Fleet, Inc. ("Seal Fleet" or "the Company") realized a net loss of $151,000 and as of that date the Company's total liabilities exceeded its total assets by $3,656,000. Further, the Company is currently in default on a significant portion of notes to a related party (see Note C). These factors indicate that the Company may be unable to continue in its present form as a going concern.


NOTE B -- RESULTS OF OPERATION

The results of operation for the nine-month period ended September 30, 1995 is not necessarily indicative of the results of operation for the full year.


NOTE C -- DEFAULT IN SENIOR SECURITIES

The Company has a note payable to the Three R Trusts, face amount of $5,925,000, stated interest at 7%, collateralized by the common stock of six subsidiaries of the Company. The note was originally discounted $1,330,000 using an imputed rate of 10%. This discount was fully amortized in 1989. Principal payments were due in two equal installments on December 27, 1990 and 1991. The company was unable to make these principal payments to the Three R Trusts putting the note in default. However, the Trusts have not called the note and have granted an indefinite verbal extension. The Company made a principal payment of $100,000 in 1993. The entire balance is classified as current at September 30, 1995 and December 31, 1994.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED
          CONSOLIDATED STATEMENTS OF OPERATION.


THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1995 AND 1994

Consolidated net revenues for the three-month period ended September 30, 1995 decreased by approximately $78,000, or 4% as compared to the same period in 1994. This decrease is due mainly to a decrease in charter rates of vessels working in the Gulf of Mexico.


Total cost and expense for the three-month period ended September 30, 1995 decreased by approximately $50,000, or 3% as compared to the same period in 1994. This decrease is due to a change in general and administrative expense primarily relating to brokerage commission expense. Operating expense remains without significant change while amortization of drydock expense decreased slightly. Drydock amortization includes drydocking costs which were expended in previous periods and were deemed to benefit a period of eighteen months or more.


NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1995 AND 1994

Consolidated net revenues for the nine-month period ended September 30, 1995 as compared to the same period in 1994 decreased by approximately $504,000, or 9%. Since all areas of revenue decreased, the greater portion of this decrease is contributed to charter revenues which is due to decreased charter rates. The lower rates also affect the operating fees. Even though the travel agency experienced an increase in sales, its commissions earned decreased due to controlled commissions paid by airline companies.

Total cost and expense increased by approximately $129,000, or 3%. The major portion of this increase is due to cost of general repair of the vessels included in operating expense. General and administrative expense decreased due to a decrease in commissions paid in the brokerage business. There was also a slight decrease in interest expense due to reduction of debt.


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


                                         SEAL FLEET, INC.
                                         (Registrant)



                                         Trinidad C. Salinas
November 15, 1995                        (Signature)
(Date)                                   Financial Vice President
                                         Chief Financial Officer