Form 10KSB
period 1995-12-31
SEAL FLEET INC
filed 1996-04-01
CIK 110027

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC   20549

                                FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

      COMMISSION FILE NUMBER 0-5567


                            SEAL FLEET, INC.
                             3305 AVENUE S
                         GALVESTON, TEXAS   77553
                   Nevada                     74-1670096
          (State of Incorporation)        (IRS Employer ID No.)
                              (409) 763-8878
                         (issuer's telephone number)

Securities registered under Section 12(b) of the Act:      None
Securities registered under Section 12(g) of the Act:      Class A Common
                                                           Stock, par
                                                           value $.10

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.                           Yes[x]       No[ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or
any amendment to this Form 10-KSB           [x]

State issuer's revenues for its most recent fiscal year:       $6,543,000
State the aggregate market value of the voting stock held
by non-affiliates of the Registrant as of February 21, 1996:   $  432,000
State the number of shares outstanding of the issuer's classes of common stock as of February 21, 1996:

Class A common stock, $.10 par value                     1,984,627 shares
Class B common stock, $.10 per value                        50,000 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held June 11, 1996 are incorporated by reference into Part III.

PART I
ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Seal Fleet, Inc. ("Seal Fleet" or "the Company") is a corporation organized in November 1969 under the laws of the state of Nevada. All its business is carried on through subsidiaries. As used in this report, the terms "Seal Fleet" and "the Company" refer to Seal Fleet, Inc. and its subsidiaries unless the context indicates otherwise.

Prior to 1979, Seal Fleet's primary business was life insurance and the Company operated under the name of First National Corporation. In 1979, the Company went through a quasi-reorganization where it sold its insurance business, and had a simultaneous reverse and forward stock split. At that time the Company purchased an offshore service boat company and amended its Articles of Incorporation to change its name from First National Corporation to Seal Fleet, Inc. to better describe the nature of its business.

During the year ended December 31, 1995, the Company was not involved in any bankruptcy, receivership or similar proceedings, the disposition of any material subsidiary or any acquisition or disposition of any material amount of assets other than in the ordinary course of business. During such year, there were no material changes in the method in which the Company conducts its business.


BUSINESS OF COMPANY

Principal Products and Services.

The primary business of the Company is the ownership and operation of offshore service ships. The Company's ships range in size from 176 to 250 feet in length and are capable of carrying drill pipe, drilling mud and other equipment and supplies to offshore drilling rigs and other locations. Some of the ships are modified for seismic operations which allows customers to gather geophysical data to assist them in evaluating areas of geological interest. Secondly, the Company owns and operates a travel agency through which it provides travel services for the Company's crew members, related parties and the general public.

Seal Fleet's wholly-owned subsidiary, Sealcraft Operators, Inc. ("Sealcraft"), manages the Company's fleet of ten vessels. Eight ships are operated under management agreements, and two are under bare-boat charters. The ten ships are owned as follows: three ships are owned by subsidiaries of the Company, five ships by individual limited partnerships of which Three R Trusts is the general partner, one ship by National Boat Corporation, and one ship by Hornbeck Offshore Services, Inc. (Robert Moody is settlor of Three R Trusts.)

Sealcraft-operated ships are chartered principally to oil and geophysical companies. The terms of each charter are determined through negotiation and therefore vary. Under a typical charter, Sealcraft provides a designated ship with a specified crew for the term of the charter. Sealcraft agrees to maintain the ship, pay wages and other operating expenses and, in general, to be responsible for the operation of the ship. The charter specifies in detail the rights and duties of the parties.
Some charters and operating agreements are cancelable upon relatively short notice.

Sealcraft-operated ships are hired primarily by United States customers
for use throughout the world.   At the present time, one ship is working
in foreign waters. The ships are chartered to, or operated for, United States companies, and all payments under their charters are made in United States dollars.

If the Company charters ships to foreign customers, and to the extent that current charters call for use in foreign waters, the Company is or would be subject to the laws and regulations of foreign nations as well as those of the United States.

Seal Marine Management Company ("SMMCO"), a wholly-owned subsidiary of the
Company,  manages a vessel brokerage business.   SMMCO acts as broker for
vessels owned by unrelated companies. SMMCO's sales force has a knowledge of the industry jobs available as well as the equipment available. For a fee, SMMCO brings together a company who has a job but needs equipment and a company who has equipment but needs a job. The Company brokered over 100 different vessels in 1995 and is expected to do as well in 1996.

Caribe Company, a wholly-owned subsidiary of the Company, operates a travel agency which began business in February 1990. The travel agency provides travel arrangements for Sealcraft's crew members during the crew
changes of the ships.   The agency also provides travel services for other
related parties and for the general public.


Significant Customers.

Seal Fleet's ships are hired principally by oil and gas producers and
independent seismic exploration  concerns.   Western Geophysical Company
accounted for approximately 35% of the total charter revenues for 1995 while Oryx Energy and Kilgore Offshore accounted for 17% and 10%, respectively.

The loss of these major customers could have a material adverse effect on the Company. The Company believes that its relationship with its major customers is good. Further demand from the Company's customers will depend upon future activities, as to which the Company can give no assurance.


Competitive Conditions.

The Company competes with numerous other owners and operators of offshore service vessels in its operating areas which include the Gulf of Mexico and various foreign waters. In addition, since vessels can be easily moved from one geographic area to another, additional competition could come from operators not now active in the Gulf of Mexico or other areas in which the Company operates. Some of these competitors own many more vessels and have much greater financial resources than the Company.

The Company believes that its largest competitor in the industry is Tidewater, Inc. which is publicly owned. Other larger competing concerns are privately owned or are subsidiaries of other corporations. Therefore, the Company cannot accurately estimate its competitive position in its industry, although it considers itself to be only a minor factor in its market. Furthermore, some potential customers own and maintain offshore service and geophysical ships.

Competition in the offshore service ship industry involves such factors as availability of vessels of the type needed by a customer, experience and reputation of the operator and its crews, quality and availability of equipment, price and charter terms. Charters are sometimes obtained in competitive bidding, but with established customers they are typically obtained through negotiation.


Governmental Regulations.

Many aspects of the offshore service ship business are subject to direct governmental regulation. Seal Fleet is subject to the jurisdiction of the United States Coast Guard, the National Transportation Safety Board and the United States Customs Service, as well as private industry
organizations such as the American Bureau of Shipping.   The Coast Guard
and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and to recommend improved safety standards. The United States Customs Service is authorized to inspect vessels at will. To the extent the Company's vessels operate in foreign waters, the Company is also subject to regulation by the foreign governments in whose waters it operates.

All of the ships operated by the Company are United States flag vessels, and their operation and maintenance are subject to federal statutes and regulations. They are regularly inspected by the United States Coast Guard and by the American Bureau of Shipping.

In addition to laws and regulations directly affecting the Company, the Company's business is also influenced by laws, regulations and policies which impact its customers and the oil and gas industry as a whole.

While management expects the operation of its ships to be subjected to increasingly stringent industry regulation and that such regulation will increase its costs of operation, management also believes that any such additional regulations will affect the Company's competitors in the same manner and therefore will not adversely impact the Company's relative position.

Although offshore service vessels are used in almost every phase of offshore oil and gas exploration, development and production, demand for them is significantly impacted by the level of drilling activity. The level of drilling activity in turn is affected by a number of complex factors, principally the net after-tax prices received or expected to be
received for oil and gas.   At least some oil and gas prices are, and
probably will continue to be, controlled or affected directly, or indirectly, by federal and state regulations. However, they are also affected by a variety of other factors outside the control of the Company and its customers, including the cost and availability of imported oil, the effect of economic conditions on demand for oil and gas, and the cost and availability of alternative energy sources. The Company can give no assurance whatsoever as to future prices of oil or gas.


Environmental Disclosure.

During the past several years a number of federal, state and local laws relating to environmental quality control have been enacted, and some of these directly affect the Company. The Oil Pollution Act of 1990 imposes responsibility for cleanup of any spill on the owner of the product spilled. It also imposes liability for the cost of cleanup and damages to marine facilities on the party that caused the spill. Regulations promulgated by the United States Coast Guard pursuant to these laws, dealing with matters such as taking on and discharging of fuel, have
generally increased the cost of operating vessels.   It is possible that
even more stringent laws or regulations will be imposed in the future.


Number of Employees.

The Company employs approximately 150 persons, most of whom are members of ships' crews. None of these employees is represented by a labor union, and employee relations are believed to be satisfactory.



ITEM 2.  DESCRIPTION OF PROPERTY

The principal assets of Seal Fleet are its three ships. These ships contain various equipment and fixtures necessary for their operation. The Company believes that they are well maintained and in good operating condition. The Company also owns vessel maintenance materials and supplies, leasehold improvements, furniture and equipment.

Seal Fleet's ships are subject to marine hazards such as capsizing, grounding, collision, fire and damage by storm. However, the Company has never lost a ship and has experienced no uninsured losses material to its financial condition as a whole.

Each ship is insured against loss or damage in an amount equal to at least 80% of its estimated market value. The Company also maintains substantial liability insurance as well as insurance against loss or damage to cargo, pollution clean-up liability and war risks.

The following is a summary of the ships owned by the Company:

                  YEAR      LENGTH  HORSEPOWER
  NAME            BUILT    IN FEET  OF ENGINES  TYPE OF SERVICE
China Seal        1977       176       1,700        Seismic
Hawke Seal        1982       185       2,500        Seismic
Pegasus Seal      1982       185       2,500        Supply

The Company owns a 516-acre tract of unimproved land in Brazoria County, Texas which is recorded at its estimated fair market value of $154,000.

The corporate and general offices of the Company occupy lease space in Galveston, Texas.

Substantially all the Company's physical assets are pledged to secure long-term debt. Reference is made to Note C of consolidated financial statements.



ITEM 3.  LEGAL PROCEEDINGS

The Company is involved only in litigation which it deems to be in the ordinary course of business and immaterial in relation to its assets or business. No legal proceedings against the Company were terminated during the fourth quarter of 1995.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 1995 through the solicitation of proxies or otherwise.

PART II
ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

MARKET INFORMATION

There is no public market for the class B common stock, all of which is owned by the Three R Trusts.

The class A common stock (2,432,248 shares outstanding, including 447,621 shares held in treasury, as of February 21, 1996) is publicly traded in the over-the-counter market and through November 1987, was listed on the National Association of Securities Dealers Automated Quotation ("NASDAQ")
under the symbol SEALA.   In November 1987, NASDAQ dropped the listing
because the Company no longer maintained the required equity level. Subsequent to November 1987, the stock has been listed on the National Daily Quotation Service ("Pink Sheets"). The following table provides information regarding the prices for class A common stock during the periods indicated.

                           1995                1994
                       HIGH     LOW        HIGH     LOW
First Quarter         $ .50   $ .37       $ .88   $ .63
Second Quarter          .50     .25         .94     .65
Third Quarter           .50     .25         .75     .50
Fourth Quarter          .37     .19         .75     .50

HOLDERS

The number of stockholders of record as of February 21, 1996, were 5,113 for class A common stock and four for class B common stock.


DIVIDENDS

The Company's current borrowing agreements prohibit the payment of cash dividends on common shares and the Company has never declared or paid cash dividends. The Company has never had any redeemable preferred stock.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company incurred a loss in 1995. Revenue decreased by 8% as compared to 1994. Although drilling activity in the Gulf of Mexico increased in the latter part of 1995, a soft market throughout most of the year demanded lower day rates for the service ships. There was also a substantial decrease in commissions in the brokerage business.


FINANCIAL CONDITION

Seal Fleet satisfies its short-term working capital needs with funds generated from operations. Capital expenditures have been kept at a minimum for the past several years and there are no capital expenditures scheduled for 1996.

The Company's current operations are as follows: two non-owned vessels are under bare-boat charter, five vessels which belong to a related party are under management agreements, and three vessels are company-owned. Management continues with its plan to enter into more contracts but it cannot ensure that it will acquire additional contracts or that it will keep the ones now in existence beyond the current contract terms.

During 1990 a bank note was paid with funds borrowed from National Western
Life Insurance Company,  ("NWLIC"), a related party.   NWLIC required the
restriction of certain assets and certain transactions. First preferred ship mortgages on the Company's three ships with a net book value of $2,593,000 at December 31, 1995, spare parts inventories and accounts receivable pertaining to the three ships serve as collateral for the note. In addition, the Company is obligated to pay fifty percent of cash flow generated by two of the ships and such obligation is dependent upon the
assets attaining certain levels of cash flows.   The note agreement also
requires the Company to maintain an interest bearing segregated Cash Reserve Account for repairs and maintenance of two ships and restricts the Company from declaring or paying any dividend other than dividends payable in stock.

In 1992, the Company renegotiated the terms of the note with NWLIC. Two percentage points of interest have been deferred until maturity and 10% is payable monthly for the term of the note. The Company paid NWLIC $367,000 in principal and $277,000 in interest in 1995, and $332,000 in principal and $278,000 in interest in 1994 on this note.

In early 1990, a wholly-owned subsidiary started a travel agency to provide travel arrangements for the crew personnel on the ships. Travel services are also provided for other related parties and for the general
public.   The travel agency reported net losses of $63,000 and $18,000 in
1995 and 1994, respectively. Certain airlines have capped the amount of commission they are willing to pay on certain flights. This has had an adverse effect on the earnings of the travel agency.


RESULTS OF OPERATIONS

The Company incurred a net loss of $116,000 for 1995. Net sales decreased for the year ended December 31, 1995 by over 8% as compared to December 31, 1994. A soft market in the industry throughout most of 1995 demanding reduced day rates was the major cause for the decrease in revenues. Although drilling activity in the Gulf of Mexico increased in the latter part of 1995 causing increased day rates and increased utilization, it came too late in the season to effect favorable results for year-end. Because of the soft market there was also a substantial decrease in brokerage commissions earned.

Total costs and expenses increased by less than 1% over the previous year. Direct operating costs increased by approximately 9% due to general repairs. Drydock amortization remained relatively unchanged. Drydock amortization expense, whether an increase or a decrease, always reflects prior year expenditures which were deferred and amortized over a period of 18 months to 4 years, depending on the expected time of benefit of these major repairs. Combined selling, general and administrative expense, on the other hand, decreased by approximately 9% as compared to the previous year. The decrease is due to reduced commission expense in the travel agency and in the brokerage business.

ITEM 7.  FINANCIAL STATEMENTS

SEAL FLEET, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           Page

Report of Independent Auditors                               11

Consolidated Balance Sheets--
  December 31, 1995 and 1994                                 12

Consolidated Statements of Operations--
  Years ended December 31, 1995 and 1994                     14

Consolidated Statements of Shareholders' Equity--
  Years ended December 31, 1995 and 1994                     15

Consolidated Statements of Cash Flows--
  Years ended December 31, 1995 and 1994                     16

Notes to Consolidated Financial Statements                   17
Report of Independent Auditors

Shareholders and Board of Directors
Seal Fleet, Inc.

We have audited the consolidated balance sheets of Seal Fleet, Inc. and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seal Fleet, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Seal Fleet, Inc. will continue as a going concern. As more fully described in Note A, the Company has historically incurred operating losses and has a working capital deficiency at December 31, 1995. In addition, the Company is currently in default on a substantial note payable to a related party. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of Seal Fleet, Inc. to continue as a going concern.

PANNELL KERR FORSTER OF TEXAS, P.C.

Houston, Texas
February 21, 1996

SEAL FLEET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                     December 31
                                                  1995         1994
ASSETS
CURRENT ASSETS

  Cash includes $96 and $58 of time
    deposits in 1995 and 1994--Note C           $ 1,055      $   561
  Notes and accounts receivable:
    Trade (net of allowance for doubt-
      accounts of $70 and $64 in 1995
      and 1994)--Note F                           4,694        5,483
    Related party--Note D                           758        1,771
    Other                                           133           84
  Materials and supplies                             66          113
  Deferred drydocking costs--current                294          243
  Prepaid expenses                                  112           31

TOTAL CURRENT ASSETS                              7,112        8,286


PROPERTY AND EQUIPMENT
  Ships                                           9,922        9,922
  Furniture and equipment                           223          214
  Leasehold improvements                            124          120
TOTAL PROPERTY AND EQUIPMENT                     10,269       10,256
  Less accumulated depreciation                   7,533        7,016
PROPERTY AND EQUIPMENT--net                       2,736        3,240


OTHER ASSETS

  Deferred drydocking costs--non current            356           83
  Assets held for resale--Note B                    154          154
  Other assets                                       36           42

TOTAL ASSETS                                    $10,394      $11,805

See notes to consolidated financial statements.

SEAL FLEET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                     December 31
                                                  1995         1994


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

  Notes payable to related party--Note D        $ 6,655      $ 6,655
  Current portion of long-term debt--Note C         905          367
  Trade accounts payable and accrued expenses     3,815        4,848
  Accrued interest payable to related party         877          772

TOTAL CURRENT LIABILITIES                        12,252       12,642

LONG-TERM DEBT, LESS CURRENT PORTION--
  NOTES C AND D:
    To related party                              1,763        2,668

TOTAL LIABILITIES                                14,015       15,310

CONTINGENCIES--NOTE A

SHAREHOLDERS' EQUITY--NOTES C AND D

  Class A common stock, $.10 par value;
    3,700,000 shares authorized;
    2,432,248 shares issued                         243          243
  Class B common stock, $.10 par value;
    50,000 shares authorized, issued
    and outstanding                                   5            5
  Additional paid-in capital                      4,456        4,456
  Retained deficit                               (8,195)      (8,079)
  Less 447,621 shares of Class A common
    stock held in treasury, at cost                (130)        (130)

TOTAL SHAREHOLDERS' EQUITY                       (3,621)      (3,505)

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY        $10,394      $11,805


See notes to consolidated financial statements.

SEAL FLEET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)

                                              Year Ended December 31
                                                 1995         1994

REVENUES
Charter revenue--Note D and F                  $ 5,949      $ 6,443
Operating fees                                     324          332
Crewing fees                                        28           63
Travel agency commissions                          242          295

TOTAL REVENUES                                   6,543        7,133

COSTS AND EXPENSES

Direct operating costs--Notes D and G            2,890        2,650
Selling, general and
  administrative expenses--Note D                1,806        2,020
Selling, general and administrative
  expenses for travel agency                       301          307
Drydock amortization                               336          349
Depreciation and amortization                      547          543

TOTAL COSTS AND EXPENSES                         5,880        5,869

INCOME FROM OPERATIONS                             663        1,264

OTHER INCOME (EXPENSE)

Interest income                                     22           23
Interest expense                                  (789)        (852)
Other                                              (12)          62

TOTAL OTHER INCOME (EXPENSE)                      (779)        (767)

NET INCOME (LOSS) BEFORE PROVISION
  FOR FEDERAL INCOME TAX                          (116)         497
Provision for federal income tax--Note E                         19

NET INCOME (LOSS)                              $  (116)     $   478

NET INCOME (LOSS) PER COMMON SHARE             $  (.06)     $   .23

WEIGHTED AVERAGE SHARES OUTSTANDING          2,034,627    2,034,627

See notes to consolidated financial statements.

SEAL FLEET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands)


                   Common stock   Additional
                            Par     Paid-in   Retained  Treasury
                 Shares    Value    Capital   Deficit     Stock     Total
Balance at
  Dec 31, 1993   2,482,248  $248    $4,456    $(8,557)   $(130)   $(3,983)
Net income                                        478                 478


Balance at
  Dec 31, 1994   2,482,248   248     4,456     (8,079)    (130)    (3,505)
Net loss                                         (116)               (116)


Balance at
  Dec 31, 1995   2,482,248  $248    $4,456    $(8,195)   $(130)   $(3,621)

See notes to consolidated financial statements.

SEAL FLEET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
                                              Year Ended December 31
                                                1995           1994
OPERATING ACTIVITIES
Net income (loss)                              $  (116)     $   478
Adjustments to reconcile net income
  (loss) to net cash provided (required)
  by operating activities:
    Depreciation and amortization                  883          890
    Loss on disposition of assets                    2
    Changes in assets and liabilities:
       Trade accounts receivable                   789          339
       Accounts receivable from related party    1,023       (1,771)
       Other receivables                           (52)         (22)
       Materials and supplies                       47           29
       Prepaid expenses                            (81)          (5)
       Trade accounts payable and accrued
          expenses                              (1,033)         635
       Accounts payable to related party                     (1,037)
       Accrued interest payable to
         related party                             105          166

NET CASH PROVIDED (REQUIRED) BY OPERATING
  ACTIVITIES                                     1,567         (298)

INVESTING ACTIVITIES
  Decrease in notes receivable                       3            3
  Purchases of property and equipment             ( 58)         (32)
  Proceeds from sale of furniture & equipment       13            1
  Deferred drydocking additions                   (660)         (22)
  Increase in other assets                          (4)          (3)

NET CASH REQUIRED BY INVESTING ACTIVITIES         (706)         (53)

FINANCING ACTIVITIES
  Decrease in long-term debt                      (367)        (332)

NET CASH REQUIRED BY FINANCING ACTIVITIES         (367)        (332)

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                 494         (683)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                          561        1,244

CASH AND CASH EQUIVALENTS AT END OF YEAR       $ 1,055     $    561

INTEREST PAID TO RELATED PARTIES               $   685     $    686

See notes to consolidated financial statements.

SEAL FLEET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995



NOTE A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following are the significant accounting policies followed by Seal Fleet, Inc. ("Seal Fleet" or "the Company") in the preparation of its consolidated financial statements.

Consolidation.   The accompanying financial statements include the
accounts of  Seal  Fleet,  Inc.  and  all  of  its  subsidiaries.
All significant intercompany accounts and transactions are eliminated in consolidation.


Statement of Cash Flows.   The Company considers  all highly liquid
investments with a maturity of three months or less when purchased to be cash equivalents.


Concentration of Credit Risk.   Financial instruments which subject
the Company to concentrations of credit risk consist principally of
cash and trade receivables.   The cash in local banks exceeds the
insured limit of $100,000 from time to time.  The terms of these
deposits are on demand to minimize risk.   The Company has not
incurred losses related to these deposits.

The Company sells its services to U. S. Gulf Coast customers of different economic characteristics operating in the Gulf Coast area and in foreign waters. Accounts receivable are uncollateralized and are from geophysical companies, major oil and gas and independent oil
and gas companies.   The Company evaluates each customer's financial
condition on a continual basis.

The carrying value of the Company's financial instruments approximates the fair value at December 31, 1995 and 1994.


Going Concern Status.   The accompanying financial statements have
been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $116,000 during 1995 and recognized net income of $478,000 during 1994. The Company has historically realized substantial losses. At December 31, 1995, the Company's total liabilities exceeded its total
assets by $3,621,000.   Further, the Company is currently in default
on a significant portion of notes payable to a related party (see
Note D).

These factors indicate that the Company may be unable to continue in its present form as a going concern. Realization of the net book value of the ships and related inventory, deferred drydocking costs, and equipment is dependent upon the Company's ability to satisfactorily increase revenues to a level which will generate sufficient operating income to recover the recorded costs of the assets or to make a satisfactory disposition of the assets. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, including the net book value of the ships and related equipment, or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management continues to pursue additional contracts to manage ships and to provide ship crewing for other companies. There is no assurance, however, that any additional contracts will be obtained, that debts can be satisfactorily serviced, or that any other measures will be successfully undertaken to ensure the Company's continued existence as a going concern and the realization of book values of its assets.


Materials and Supplies.   Materials and supplies are stated at the
lower of average cost or market.


Revenue Recognition.   Charter revenues and operating fees include
gross amounts earned from the charter of company-owned and leased boats. Direct operating costs and drydocking amortization directly relate to the cost of operating these boats. Also included in charter revenues are the commissions realized from the vessel brokerage business.

Crewing fees represent net amounts earned for crewing vessels owned by others. Expenses paid on behalf of the vessel owners in connection with such operations were $56,000 and $315,000 in 1995 and 1994, respectively.

Travel agency commissions represent approximately 9% of ticket sales. Of the total commissions earned, approximately 77% are from related parties. Commissions are recognized at the time of sale.


Drydocking Costs.   Drydocking costs are capitalized and amortized
over the period benefited, which is estimated to be from eighteen months to four years. These costs are expensed as incurred for federal income tax purposes.


Property and Equipment.   Property and equipment are stated at cost.
For financial reporting purposes, the Company records depreciation and amortization expense on the straight-line method over the estimated useful lives of the related assets (ships and related equipment--18-25 years; leasehold improvements--6-25 years; furniture and equipment--3-8 years). For tax purposes, depreciation and amortization expense are computed using straight-line and accelerated methods. The cost and accumulated depreciation and amortization of assets sold or otherwise disposed of are removed from the accounts and any gain or loss thereon is reflected in operations.


Income Taxes.   The Company uses Statement of Financial Accounting
Standards No. 109 which requires the use of an asset and liability approach for financial accounting and reporting for income taxes.

Deferred income taxes are provided for differences in timing of reporting certain expenses for financial statement and tax purposes. Deferred tax liabilities result primarily from (1) the use of accelerated depreciation for tax reporting and straight-line depreciation for financial statement reporting, and (2) deferral of certain expenses for financial accounting purposes. Deferred tax assets relate to net operating loss carryforwards and tax credits remaining at December 31, 1995. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized (See Note E).


Net Income or Loss per Common Share.   Net income or loss per common
share is based on the weighted average number of shares outstanding (2,034,627 in 1995 and 1994).


Leases.   Non-capitalized operating leases include those for office
space and automobiles.  See Note D and H, respectively.


Use of Estimates.   The preparation of financial statements in
conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.


NOTE B.  LAND

The Company owns a 516-acre tract of unimproved land in Brazoria
County, Texas. It is recorded at its estimated fair market value of $154,000.

NOTE C.  LONG-TERM DEBT

Long-term debt consists of the following:
                                              December 31
                                           1995          1994
                                         (Dollars in thousands)
Note payable to related party             $ 2,168        $ 2,535
Unsecured debentures payable
  to related party                            500            500
Total debt including current portion        2,668          3,035
Less current portion of long-term debt       (905)          (367)

Long-term debt net of current portion     $ 1,763        $ 2,668

Note payable to National Western Life Insurance Company ("NWLIC"), a related party, in the face amount of $3,450,000 was entered into in May 1990 with a maturity date of May 2000 and interest of 12%. The note is collateralized primarily by first preferred ship mortgages on the Company's three ships.

In January 1992, the Company renegotiated the terms of the NWLIC note which reduced the interest rate payable to 10% for the remaining term of the note, and the other 2% per annum is deferred until maturity. Future required principal payments by year are as follows:

                         1996        $ 905,000
                         1997          448,000
                         1998          495,000
                         1999          546,000
                         2000          274,000

Additionally, the Company may be obligated to pay fifty percent of cash flow generated by a portion of the collateralized assets when and if the assets attain certain levels of cash flows. The note agreement also requires the Company to maintain an interest bearing segregated cash reserve account for repairs and maintenance and restricts the Company from declaring or paying any dividend other than those payable in stock. The balances of the cash reserve account were $52,000 and $227,000 at December 31, 1995 and 1994, respectively. This note is collateralized by first preferred ship mortgages of three ships with a net book value of $2,593,000 at December 31, 1995, spare parts inventory and accounts receivable pertaining to the three ships.

The unsecured debentures are due August 5, 1996, and interest is payable quarterly at a rate of 8%.

NOTE D.  RELATED PARTY TRANSACTIONS

Three R Trusts ("Trusts") own approximately 9% of the class A common stock and all of the class B common stock of the Company. The Trusts, as the owner of the class B stock, have the right to elect 51% of the board of directors. The four children of Robert L. Moody, Sr. are the beneficiaries of the Trusts. Mr. Moody owned no class A common stock at December 31, 1995.

Transactions with the Trusts, Mr. Moody, and other related parties were as follows:

Management income and receivables.    The Company manages and
operates various ships owned by the Trusts.  The Company earns fees
based on 6% of the ships' revenues.   Fees earned on the Trusts'
ships totaled $325,000 and $249,000 during 1995 and 1994,
respectively.

Accounts receivable-payable.    On behalf of the related parties, the
Company collects revenues and pays expenses for the management of these ships. This activity resulted in a receivable from the Trusts of $758,000 and $1,771,000 at December 31, 1995 and 1994,
respectively.

Rents and leases.    The Company leases its office space from a
partnership in which Mr. Moody participates. Rent expense was $20,000 in 1995 and 1994. This amount represents the minimum annual rental under the lease. The lease expires in 1996, but favorable renewal options are available. The Company also pays for repairs, insurance and taxes.

The Company leased hunting grounds from Robert L. Moody, Jr., a beneficiary of the Trusts. Lease expense was $13,000 in 1995 and 1994.

Consulting fee.     Mr. Moody earned consulting fees from the Company
of $50,000 in 1995 and 1994.

Notes payable. The Company has a note payable to the Trusts, face amount of $5,925,000, stated interest at 7%, collateralized by the common stock of six subsidiaries of the Company. Principal payments were due in two equal installments on December 27, 1990 and 1991. The Company was unable to make the principal payments to the Three R Trusts putting the Company in default. In 1993, the Company made a principal payment of $100,000. The Trusts have not called the note and orally have granted an indefinite extension. The entire balance is classified as current at December 31, 1995 and 1994.

During each of the years 1986 through 1989 the Company paid one-half of the interest due to the Trusts during the year and gave a promissory note for the remainder totaling $208,000 per year. The total of these notes is $830,000, and they were due on December 27, 1991. Total interest expense on these notes is $489,000 for the years ended December 31, 1995 and 1994.

Legal fees.    Greer Herz and Adams received legal fees of $1,700 and
$1,000 in 1995 and 1994, respectively. Mr. Irwin M. Herz, Jr. is the trustee of the Three R Trusts.

Cash deposits.    The Company has $168,000 and $378,000 of cash on
deposit at Moody National Bank at December 31, 1995 and 1994, respectively.


NOTE E.    FEDERAL INCOME TAX

The Company files a consolidated federal income tax return.

At December 31, 1995 for federal income tax purposes, the Company had investment tax and jobs credit carryforwards totaling $761,000 expiring in various years from 1996 to 2000, and unused net operating loss carryforwards of $8,227,000 which expire in various years from 2000 to 2007.

Deferred taxes as of December 31 consist of the following (in thousands):
                                            1995           1994
Deferred tax liabilities                  $(1,092)       $(1,150)
Deferred tax assets                         3,583          3,653
Deferred tax asset valuation allowance     (2,491)        (2,503)
Total                                     $   -0-        $   -0-

Approximately $100,000 of the deferred tax liability and $24,000 of the deferred tax asset are current at December 31, 1995. The Company has recorded a valuation allowance to offset the deferred tax assets which may not be realized. The valuation allowance decreased by $12,000 in 1995 due primarily to the utilization of net operating loss carryforwards and expiration of certain tax credits for the year ended December 31, 1995.

The following reconciles the 1994 expected tax provision obtained by applying statutory rates to the 1994 pretax income:
                                                            1994

Expected tax provision                                   $ 169,000
Excess book depreciation                                   161,000
Deferred expenses                                          111,000
Non deductible expenses                                     17,000
Other                                                        8,000
Tax benefit of NOL carryforwards                          (466,000)
Total                                                    $     -0-

The Company has no alternative minimum tax for December 31, 1995 but was subject to alternative minimum tax of $19,000 at December 31, 1994.

NOTE F.  INDUSTRY AND MAJOR CUSTOMERS

The major business of the Company is operation of offshore geophysical research and supply ships. Following is an analysis of revenues derived from its non-related customers which accounted for 10% or more of revenue for the years ended December 31, 1995 and 1994 (dollars in thousands):

                             1995               1994
                       Revenues Percent   Revenues Percent
Customer A              $2,190    35       $2,324    33
Customer B               1,094    17          940    13
Customer C                 604    10
Customer D                                    742    10


NOTE G.  SUPPLEMENTARY INCOME STATEMENT INFORMATION

Maintenance and repairs were $641,000 and $700,000 for the years ended December 31, 1995 and 1994, respectively.



NOTE H.  COMMITMENTS

The Company rents vehicles under non-cancelable leases which expire
through the year 2000.   The total rentals charged to administrative
expense amounted to $77,000 and $70,000 in 1995 and 1994, respectively.

Minimum lease payments for vehicle rental are as follows:

                  Year        Minimum rentals

                  1996           $ 44,000
                  1997             22,000
                  1998             11,000
                  1999              7,000
                  2000              2,000
                  Total          $ 86,000

NOTE I.    401-K EMPLOYEE RETIREMENT PLAN

The Company adopted a 401-K Employee Retirement Plan ("Plan") effective January 1, 1985. The Plan covers all eligible Company employees and has been approved by the Internal Revenue Service. Contributions can be made by an employee at a percentage of salary but not to exceed the maximum allowed by the Internal Revenue Service. The Company does not contribute to the Plan. It does, however, pay administrative fees which are deemed to be immaterial.



ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements in the fiscal years ended December 31, 1995 and 1994 or in the interim periods subsequent to December 31, 1995.



PART III

Seal Fleet's definitive proxy statement dealing with the election of directors that will be filed within 120 days of the end of the Company's most recent year, is incorporated by reference in this Part III, Items 9 through 12.

PART IV

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.
   Exhibit Number                       Incorporated by Reference
   and Description                Form    Date      File No.   Exhibit
   (3) Articles and bylaws

       3.1 Articles of
           incorporation          10-K   12-31-80    0-5667      3(i)

       3.2 Bylaws                 10-K   12-31-80    0-5667      3(ii)

   (4) Instruments defining
       the rights of security
       holders, including
       indentures*

  (10) Material contracts

       10.1 Service Agreement
            of Baffin Seal        10-K   12-31-80    0-5667      10.1

       10.2 Service Agreement
            with respect to
            M/V Bengal Seal,
            as amended            10-K   12-31-80    0-5667      10(iii)

       10.3 Service Agreement
            with respect to
            M/V Ross Seal,
            as amended            10-K   12-31-80    0-5667      10(iv)

       10.4 Service Agreement
            with respect to
            M/V Indian Seal,
            as amended            10-K   12-31-80    0-5667      10(vii)

       10.4 Service Agreement
            with respect to
            M/V Baltic Seal       10-KSB 12-31-94    0-5667      10(ix)

   Exhibit Number                       Incorporated by Reference
   and Description                Form    Date      File No.   Exhibit

       10.5 Bonus Plan, as
            amended               10-K   12-31-80    0-5667      10(viii)

  (11) Statement re-computation
       of per share earnings*

  (12) Statement re-computation
       of ratios*

  (13) Annual report to
       security holders*

  (18) Letter RE: change in
       accounting principles*

  (19) Previously unfiled
       documents*

  (22) Subsidiaries of the
       registrant

       22.1 Subsidiaries of
            Seal Fleet, Inc.
            as of December 31,
            1991.                 10K      12-31-91  0-5667      22.1

  (23) Published report
       regarding matters
       submitted to vote of
       security holders*

  (24) Consents of experts
       & counsel*

  (25) Power of Attorney*

  (28) Additional exhibits*


*Not applicable

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SEAL FLEET, INC.


Dated:  March 26, 1996               By:  John W. Bissell, President



In Accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                          DATE
John W. Bissell                 Chairman, President        March 26, 1996
                                Director
                                Chief Executive Officer

Trinidad C. Salinas             Financial Vice President   March 26, 1996
                                Treasurer and Assistant
                                Secretary (CFO)


Louis E. Pauls, Jr.             Director                   March 26, 1996



Gerald J. Smith                 Director                   March 26, 1996


Ann McLeod Moody                Director                   March 26, 1996



Harold C. MacDonald             Director                   March 26, 1996



Robert L. Moody, Jr.            Director                   March 26, 1996



(Signature not available)       Director
Russell S. Moody