Form 10KSB/A
period 1995-12-31
SEAL FLEET INC
filed 1996-04-29
CIK 110027

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-KSB/A-1

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31 1995

COMMISSION FILE NUMBER 0-5567

SEAL FLEET, INC.
3305 AVENUE S
GALVESTON, TEXAS   77553

Nevada                             74-1670096
(State of Incorporation)           (IRS Employer ID No.)

(409) 763-8878
(issuer's telephone number)

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Class A
Common Stock, par value $.10

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days:      Yes  ___x___  No______

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or
any amendment to this Form 10-KSB:      [  ]

State issuer's revenues for its most recent fiscal year:    $6,543,000
State the aggregate market value of the voting stock held by non-
affiliates of the Registrant as of February 21, 1996:       $  432,000
State the number of shares outstanding of the issuer's classes of common stock as of February 21, 1996.

Class A common stock, $.10 par value - 1,984,627 shares
Class B common stock, $.10 par value -    50,000 shares

DOCUMENTS INCORPORATED BY REFERENCE

None

The registrant amends its Form 10-KSB, filed April 1, 1996, to add Part
III. As used herein "Company" and "Seal Fleet" refer to Seal Fleet, Inc., the registrant.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following persons are the executive officers, directors and nominees for director of the Company:

                                                 Officer/Director
Name, Position                       Age               Since
John W. Bissell                       67                1981
Chairman of the Board
President and CEO
Nominee for Class A Director

Harold C. McDonald                    62                1981
Director
Nominee for Class A Director

Gerald J. Smith                       61                1980
Director
Nominee for Class A Director

Ann McLeod Moody                      58                1975
Director
Secretary
Nominee for Class B Director

Robert L. Moody, Jr.                  36                1890
Director
Nominee for Class B Director

Russell S. Moody                      34                1982
Director
Nominee for Class B Director

Louis E. Pauls, Jr.                   60                1970
Director
Nominee for Class B Director

Carl H. Haglund                       52                1991
Executive Vice President

Trinidad Salinas                      55                1981
Vice President, Treasurer
and Assistant Secretary

Ralph McIngvale                       39                1993
Vice President, Sales
Sealcraft Operators, Inc.

Each director holds office from the time of election until the next annual meeting of shareholders of the Company and until his successor is elected and qualified, unless he shall sooner resign or be removed in accordance with the bylaws of the Company. All officers are elected to terms which expire at the first meeting of the Board of Directors which next follows the annual meeting of stockholders.

Messrs. Bissell, Haglund and McIngvale and Ms. Salinas devote their full working time to their positions with the Company and its subsidiaries. All of such persons, except Mr. McIngvale, have held their respective positions with the Company for more than five years. Mr. McIngvale has been Vice President, Sales, of Sealcraft Operators, Inc., a subsidiary of the Company, since March, 1992. Prior thereto, he was Vice President, Sales, of Kilgore Offshore, Inc., which owns, operators and brokers supply vessels.

Harold MacDonald, for the past thirty-three years, has been Comptroller of The Moody Foundation, a charitable foundation based in Galveston, Texas. He is a member of the Executive Committee and Audit Committee of the Company.

Gerald Smith, for the past seventeen years, has been Program Officer of The Moody Foundation, a charitable foundation based in Galveston, Texas. He is a member of the Audit Committee of the Company.

Ann Moody has served as Corporate Secretary of the Company since 1975. Mrs. Moody is a member of the Executive Committee of the Company.

Robert Moody, Jr. for the past seven years, has been President of Moody Insurance Group. Mr. Moody is a member of the Audit Committee of the Company.

Russell S. Moody has served as director of the Company since 1982. He also serves as director of American National Insurance Company.

Louis Pauls, for the past eleven years, has been President of Louis Pauls & Company, an investment brokers firm based in Galveston. He also serves as director of National Western Life Insurance Company. Mr. Pauls is a member of the Audit Committee of the Company.

Mrs. Moody is the stepmother of Robert Moody, Jr. and Russell Moody, and Robert Moody, Jr. and Russell Moody are brothers.

To the best knowledge of the Company, no director of the Company is a director of any other company with a class of securities registered under
Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act or any company registered under the Investment Company Act of 1904.

To the Company's knowledge, based solely on review of the Company's copies of such reports furnished to the Company, during the fiscal year ended December 31, 1995, except that Ralph McIngvale did not file any required Section 16(a) reports, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

Item 10.  Executive Compensation.

_______________________________________________________________________
Name and                                                    Other
Principal                                                   Annual
Position                       Year       Salary        Compensation(1)
_______________________________________________________________________
John W. Bissell, Chairman      1995       $ 96,000          $10,000
President and CEO              1994       $ 88,000          $10,000
                               1993       $ 80,000          $12,000

Ralph McIngval                 1995       $542,000              -0-
Vice President, Sales          1994       $717,000              -0-
                               1993       $771,000              -0-

________________
(1) The Company does not provide any long-term compensation plan, stock options, stock appreciation rights, long-term incentive plan, defined benefit or actuarial plan, employment contract or termination of employment or change control agreements with any executive officer. The Company sponsors a 401(k) Plan for all employees but makes no contributions thereto. Mr. Bissell received director's fees of $1,765 in 1995, 1994 and 1993 (included in Salary). The Other Annual Compensation for Mr. Bissell covers the cost and operating expense of an automobile which totaled to $10,000, $10,000, and $12,000 in 1995, 1994 and 1993,
respectively.


Directors are compensated as the rate of $353 for regular meetings and $177 for each special meeting which they attend and are also reimbursed for expenses.

Item 11.   Security Ownership for Certain Beneficial Owners and
Management.

                                            Amount and
Title                                        Nature of      Percent
of            Name and Address               Beneficial        of
Class       of Beneficial Owner(1)          Ownership(2)     Class

A Stock       Walter Carucci                  126,417         6.4%
              33 Lighthouse Road
              Great Neck, New York 11024

A Stock       Three R Trusts(3)               212,655       10.72%
              One Moody Plaza
              Galveston, Texas  77550

B Stock       Three R Trusts(3)                50,000         100%

A Stock       John W. Bissell                  16,250            *

A Stock       Ann McLeod Moody                      0           0%

A Stock       Trinidad C. Salinas               6,775            *

A Stock       Carl H. Haglund                  11,960            *

A Stock       Louis E. Pauls, Jr.               7,000            *

A Stock       Gerald J. Smith                     205            *

A Stock       Harold C. MacDonald                 100            *

A Stock       Robert L. Moody, Jr.(3)(4)                         *

A Stock       Russell S. Moody(3)(4)                             *

A Stock       All officers and current          52,290        2.6%
              directors as a group
             (10 persons)(4)

* less than 1%
____________________

(1) The address of all officers and directors is P. O. Box 1168, Galveston, Texas 77553.

(2) The Company has been advised that each of its officers and directors (except as stated in note (3)) has sole power to vote and to make investment decisions regarding the shares beneficially owned by him or her.

(3) Robert L. Moody established four Trusts (collectively, the "Three R Trusts" or "Trusts"), one for each of his children Robert L. Moody, Jr., Russell S. Moody, Ross R. Moody and Frances Anne Moody. Each of the Three R Trusts owns an equal number of shares of Class A Stock and Class B Stock. The trustee of each Three R Trust is Irwin M. Herz, Jr. The Company has been advised that the trustee has sole power to vote and to make investment decisions regarding all the shares owned by the Three R Trusts. The beneficiaries cannot direct the sale of the shares or the vote thereof.

(4)   Does not include shares owned by the Three R Trusts.

Item 12.   Certain Relationships and Related Transactions.

The following paragraphs describe certain transactions or relationships between the Company and its officers, directors and certain related parties which occurred or have continued since January 1, 1995.

A subsidiary of the Company has a management consulting agreement with Robert L. Moody, father of Robert L. Moody, Jr. and Russell S. Moody and husband of Ann McLeod Moody. Under such agreement annual fees of $50,000 and $33,000 were paid in 1995 and 1994, respectively. The agreement also provides that the Company will indemnify Mr. Moody against liabilities incurred by him under such agreement.

Ann McLeod Moody (Robert L. Moody's wife and stepmother to two of the directors) is corporate Secretary of the Company and is paid an annual salary of $16,000. Her duties as Secretary require only a minor portion of her time. Mrs. Moody is also a director of the Company and in such capacity receives the same fees as other directors.

Irwin M. Herz, Jr., trustee of the Three R Trusts, is a member of the law firm which serves as the Company's general legal counsel. Mr. Herz's firm provided legal services for which it accrued and received approximately $1,000 during 1995 and will receive compensation for any legal services performed in 1996.

The Company's offices occupy a steel and masonry building on 29,000 square foot tract of land owned by a partnership of which Robert L. Moody is a partner. The Company's lease expires in 1996, provides for a minimum monthly rental of $1,655 ($20,000 per year, which is the amount paid in 1995) and gives the Company the option to extend the lease for four additional five-year periods at lower rental rates. The Company pays all repair costs, insurance and taxes. The Company believes that the terms of this lease are as favorable as those which it could reasonably expect to obtain from an unaffiliated party.

During 1995, $1,900,000 of the Company's $2,500,000 in gross sales generated by its travel agency business was generated by sales to companies that may be deemed to be affiliates of Robert L. Moody.

The Company manages and operates various ships beneficially owned by the Trusts. The Company earns fees based on 6% of the ships' revenues. Fees earned on the Trusts' ships totaled $325,000 and $249,000 during 1995 and 1994, respectively. On behalf of the related parties, the Company collects revenues and pays expenses for the operation of these ships. This activity resulted in a receivable from the Trusts of $758,000 at December 31, 1995.

The Company has notes payable to the Three R Trusts in the face amount of $5,925,000, with interest at 7%, collateralized by the common stock of six subsidiaries of the Company. Principal payments were due in two equal installments on December 27, 1990 and 1991. The Company was unable to make these principal payments to the Trusts, putting the Company in default. In 1993, the Company made a principal payment of $100,000. The Trusts have not called the notes and orally have granted an indefinite extension. The entire balance is classified as current at December 31, 1995 and 1994. During each of the years 1986 through 1989, the Company paid one-half the interest due to the Trusts during the year and gave a promissory note for the remainder totalling $208,000 per year. The total principal of these notes is $830,000 (the "Interest Notes"), and they were due on December 27, 1991. No interest has been paid on these notes. Interest expense on all these notes was $498,000 in each of 1995 and 1994. In March, 1996, the Company acknowledged its obligations under the $5,925,000 and the $830,000 notes. The Trusts have agreed to indemnify the officers and directors of the Company with respect to acknowledgment of the Interest Notes.

The Company has entered into an agreement with Hvide Marine Incorporated ("Hvide"), which provides for the sale to Hvide of the Company's three marine supply vessels and the transfer of the Company's bareboat charters and agreements with customers to provide services. The Three R Trusts have also agreed to sell their vessels to Hvide. The sale by the Company is subject to stockholder approval, as well as fulfillment of other conditions by all parties. If the sale is consummated, the Company's debt to the Three R Trusts will be rearranged by payment of $3,802,000 of principal, payment of accrued but unpaid interest on the full debt less $500,000 of interest which will be forgiven by the Trusts, and execution of a new $3,000,000 note for the balance of the debt owed to the Trusts. The new note will bear interest at 10% per annum, with principal payable monthly based on a 60-month amortization schedule for 36 months, with any remaining principal and interest due on the 37th month. Such new note will be guarantied by Hvide.

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


SEAL FLEET, INC.

By:   John W. Bissell, President
Dated:  April 29, 1996