Form 10QSB
period 1996-03-31
SEAL FLEET INC
filed 1996-05-15
CIK 110027

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC   20549

                                FORM 10-QSB


[x]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

[ ]   Transition Report Pursuant to Section 13 of 15(d) of the
      Securities Exchange Act of 1934

      For the quarter ended March 31, 1996

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

Class A common stock, par value $.10 per share, 1,984,627 shares outstanding as of May 10, 1996.

Class B common stock, par value $.10 per share, 50,000 shares outstanding as of May 10, 1996.

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

                     Seal Fleet, Inc. and Subsidiaries

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
(in thousands of dollars)
(Unaudited)

                                           March 31   December 31
                                             1996         1995
                                           ----------------------
ASSETS
Current Assets

Cash                                       $  1,503     $  1,055
Accounts receivable - trade                   4,876        4,694
Accounts receivable - related party             703          758
Accounts receivable - other                     145          133
Deferred drydocking costs                       700          294
Materials and supplies                           65           66
Other current assets                             97          112
                                            -------      -------
  Total current assets                        8,089        7,112

PROPERTY AND EQUIPMENT

Ships                                         9,922         9,922
Furniture and equipment                         210           223
Leasehold improvements                          123           124
                                            -------       -------
  Total property and equipment               10,255        10,269
Less accumulated depreciation                 7,633         7,533
                                            -------       -------
   Property and equipment - net               2,622         2,736


OTHER ASSETS

Deferred drydocking costs - non current         356           356
Assets held for resale                          154           154
Other assets                                     36            36
                                           --------      --------
TOTAL ASSETS                               $ 11,257      $ 10,394

                     Seal Fleet, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(in thousands of dollars)
(Unaudited)
                                           March 31   December 31
                                             1996        1995
                                           ----------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities

Current portion of long-term debt
  to related party                         $  7,460     $  7,560
Accounts payable - trade                      4,560        3,815
Accrued interest expense                        991          877
Other liabilities                               100
                                           --------     --------
  Total current liabilities                  13,111       12,252

Long-term debt to related party
  less current portion                        1,666        1,763
                                           --------     --------
  Total liabilities                          14,777       14,015

SHAREHOLDERS' EQUITY
Class A common stock, $.10 par
  value; 3,700,000 shares author-
  ized and 2,432,248 shares
  issued in 1996 and 1995                       243          243
Class B common stock, $.10 par
  value; 50,000 shares author-
  ized, issued and outstanding                    5            5
Additional paid-in capital                    4,456        4,456
Retained deficit                             (8,094)      (8,195)
Class A common stock held in
  treasury at cost; 447,621 shares
  in 1996 and 1995                             (130)        (130)
                                           --------     --------
  Shareholders' equity                       (3,520)      (3,621)
                                           --------     --------
LIABILITIES AND SHAREHOLDERS' EQUITY       $ 11,257     $ 10,394
See notes to consolidated financial statements.

                     Seal Fleet, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(in thousands of dollars except per share amounts)
(Unaudited)
                                           Three months ended
                                                March 31
                                           1996          1995
                                           ------------------
Charter revenue                            $ 1,622    $ 1,432
Operating fees                                  91         75
Crewing fees                                               12
Travel agency commissions                       58         44
                                           -------    -------
  Total revenues                             1,771      1,563

Operating expenses                             652        755
Drydock amortization                           136         65
Selling, general and adminis-
  trative expense                              533        480
Selling, general and adminis-
  trative expense-travel agency                 56         70
Depreciation                                   117        136
Interest expense                               188        205
Other (income) and expense                  (   12)        11
                                           -------   --------
  Total costs and expenses                   1,670      1,722

Net income (loss)                          $   101   $(   159)
                                           =======   ========

Net income (loss) per share                $   .05   $(   .08)
                                           =======   ========
Weighted average shares outstanding      2,035,000  2,035,000
                                         =========  =========
See notes to consolidated financial statements.

                               -5-

                     Seal Fleet, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows
(in thousands of dollars)
(Unaudited)
                                           Three months ended
                                                 March 31
                                           1996          1995
                                           ------------------
OPERATING ACTIVITIES
Net income (loss)                          $    101   $(  159)
Adjustments to reconcile net loss to
net cash provided (required) by
operating activities:
  Depreciation                                  117       136
  Changes in operating assets
  and liabilities:
    Accounts and notes receivable            (  138)    1,774
    Other current assets                     (  390)       51
    Accounts payable - trade                    744    (1,467)
    Interest payable                            114       132
Net cash provided (required)               --------   -------
  by operating activities                       548       467
                                           --------   -------

INVESTING ACTIVITIES

Purchase of property and equipment           (    3)   (   14)
                                           --------   -------
Net cash required by investing activities    (    3)   (   14)
                                           --------   -------

FINANCING ACTIVITIES

Decrease in long term debt                   (   97)   (   89)
                                            -------   -------
Net cash required by financing activities    (   97)   (   89)
                                            -------   -------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                   448       364

CASH AND CASH EQUIVALENTS AT
  JANUARY 1, 1996 AND 1995                    1,055       561
                                           --------   -------
CASH AND CASH EQUIVALENTS AT
  MARCH 31, 1996 AND 1995                  $  1,503   $   925
                                           ========   =======

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

During the three month period ended March 31, 1996, Seal Fleet, Inc. ("Seal Fleet" or "the Company") realized net income of $101,000 and as of that date the Company's total liabilities exceeded its total assets by $3,520,000. Further, the Company is currently in default on a significant portion of notes to a related party (see Note C). These factors indicate that the Company may be unable to continue in its present form as a going concern.


Note B - Results of Operations

The results of operation for the three month period ended March
31, 1996 is not necessarily indicative of the results of operation for the full year.


Note C - Default in Senior Securities

The Company has a note payable to the Three R Trusts, face amount of $5,925,000, stated interest at 7%, collateralized by the common stock of six subsidiaries of the Company. Principal payments were due in two equal installments on December 27, 1990 and 1991. The company was unable to make these principal payments to the Three R Trusts putting the note in default. However, the Trusts have not called the note and have granted an indefinite verbal extension. The Company made a principal payment of $100,000 in 1993. The entire balance is classified as current at March 31, 1996 and December 31, 1995.

Item 2.   Management's Discussion and Analysis of the Condensed
          Consolidated Statements of Operations

Consolidated net revenues for the quarter ended March 31, 1996 as compared to the same period in 1995 increased by over $208,000, or 13%, due to an increase in charter rates of company-owned vessels working in the Gulf of Mexico. This increase took effect in late 1995 and has continued into 1996. Charter revenues increased by 13% while operating fees increased by 21%. Commissions for the travel agency increased by 32% over the same quarter of the previous year and the Company had no crewing revenues.

Operating expense decreased during the current quarter as compared with the same quarter in 1995 by approximately $4%.
This decrease was due to a decrease in foreign crew transportation cost and a reduction in insurance claims related to crew members.

General and administrative expense increased by approximately 7% due to an increase in travel expense, legal expense and sales commissions.

Depreciation expense decreased by 7% because certain assets have become fully depreciated. Interest expense decreased by 8% due to reduction of debt.

PART II.   Other Information

Item 1.   Legal Proceedings

The Company is not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to the business.


Item 3.  Defaults Upon Senior Securities

Reference is made to Note C of the consolidated financial statements.


Item 5.   Other information.

The Company has entered into an agreement with Hvide Marine to sell certain assets of the Company. Preliminary proxy material has been filed with the Securities and Exchange Commission ("SEC") for review. Notification has been received by the Company from the SEC that a full review will be performed on the proxy material. Consequently, the Annual Shareholders' Meeting date which was set by the Company for June 11, 1996 has been delayed. Proxy material will be distributed to shareholders on a date commensurate with the new meeting date.


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

                                      SEAL FLEET, INC.
May 15, 1996                          (Registrant)
(Date)
                                      Trinidad C. Salinas
                                      (Signature)
                                      Financial Vice President
                                      Chief Financial Officer