Form 10QSB
period 1996-09-30
SEAL FLEET INC
filed 1996-11-15
CIK 110027

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC   20549


                                   FORM 10-QSB



   [x]   Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

   [ ]   Transition Report Pursuant to Section 13 of 15(d) of the
         Securities Exchange Act of 1934


         For the quarter ended September 30, 1996


         Commission file number 0-5567


                           Seal Fleet, Inc.
         (Exact name of registrant as specified in its charter)


                   Nevada                         74-1670096
         (State of Incorporation)           (IRS Employer ID No.)


                        125 Worth Avenue, Suite 318
                         Palm Beach, Florida 33480
                   (Address of principal executive offices)


                               (561) 833-5111
                         (issuer's telephone number)


   Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
   requirements for the past 90 days.         Yes (X)    No ( )




   Class A common stock, par value $.10 per share, 2,262,405 shares outstanding as of October 31, 1996.

   Class B common stock, par value $.10 per share, 50,000 shares outstanding as of October 31, 1996.

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

                        SEAL FLEET, INC. AND SUBSIDIARIES

   PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements


                     Condensed Consolidated Balance Sheets
                         (in thousands of dollars)
                                (Unaudited)

                                           September 30  December 31
                                               1996          1995
   ASSETS

   Current Assets

   Cash                                       $  1,036     $  1,055
   Accounts receivable - trade                   1,578        4,694
   Accounts receivable - related party-
     Note C                                        521          758
   Accounts receivable - other                     163          133
   Deferred drydocking costs                                    294
   Materials and supplies                                        66
   Other current assets                             44          112
                                              ________      _______
     Total current assets                        3,342        7,112


   PROPERTY AND EQUIPMENT

   Ships and related equipment                      30         9,922
   Furniture and equipment                         168           223
   Leasehold improvements                                        124
                                              ________      ________
     Total property and equipment                  198        10,269
   Less accumulated depreciation                   150         7,533
                                              ________      ________
      Property and equipment - net                  48         2,736


   OTHER ASSETS

   Deferred drydocking costs - non current                       356
   Assets held for resale                          154           154
   Other assets                                     36            36
                                              ________      ________
   TOTAL ASSETS                               $  3,580      $ 10,394

                        SEAL FLEET, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands of dollars)
                                  (Unaudited)

                                          September 30   December 31
                                              1996           1995
   LIABILITIES AND SHAREHOLDERS' EQUITY

   Current Liabilities

   Current portion of long-term debt
     to related party                         $            $  7,560
   Accounts payable - trade                        461        3,815
   Accrued interest expense                                     877
   Other liabilities                               250
                                              ________     ________
     Total current liabilities                     711       12,252

   Long-term debt to related party
     less current portion                                     1,763
                                              ________     ________
     Total liabilities                             711       14,015

   SHAREHOLDERS' EQUITY

   Class A common stock, $.10 par
     value; 3,700,000 shares author-
     ized and 2,432,248 shares
     issued in 1996 and 1995                       243          243
   Class B common stock, $.10 par
     value; 50,000 shares author-
     ized, issued and outstanding                    5            5
   Additional paid-in capital                    4,476        4,456
   Retained deficit                             (1,806)      (8,195)
   Class A common stock held in
     treasury at cost; 169,843 and
     447,621 shares in 1996 and 1995,
     respectively                                 ( 49)        (130)
                                              ________      ________
     Shareholders' equity                        2,869       (3,621)
                                              ________      ________
   LIABILITIES AND SHAREHOLDERS' EQUITY       $  3,580     $ 10,394

   See notes to consolidated financial statements.

                        SEAL FLEET, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands of dollars except per share amounts)
                                  (Unaudited)

                                     Three months ended   Nine months ended
                                       September 30          September 30
                                     1996       1995*      1996       1995*
   Net Income from continuing
     operations                     $     0   $     0     $     0   $     0

   Net income (loss) from
     discontinued operations
     (less applicable income
     tax)                             (1,399)       98      (1,033)  (151)
   Gain on sale of discontinued
     operations (less applicable
     income tax of $250,000)           7,422                 7,422
                                     _______   _______     _______  ______
   Net income (loss)                 $ 6,023   $    98     $ 6,389  $(151)


   NET INCOME (LOSS) PER SHARE
     From continuing operations         .00        .00        .00      .00
     From discontinued operations   $  2.96    $  (.04)    $ 3.07   $ (.07)


   WEIGHTED AVERAGE
     SHARES OUTSTANDING          2,034,627  2,034,627  2,080,923  2,034,627



   *Restated





   See notes to consolidated financial statements.

                        SEAL FLEET, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands of dollars)
                                   (Unaudited)

                                                     Nine months ended
                                                       September 30
                                                    1996         1995*
   OPERATING ACTIVITIES
   Net income (loss) from continuing operations     $      0   $      0
   Net income (loss) from discontinued
     operations                                        6,389       (151)
   Adjustments to reconcile net income
     (loss) to net cash provided by
     discontinued operating activities:
       Depreciation                                      282        409
       Decrease (increase) in other assets               356         (5)
       Loss (gain) on disposal of assets              (7,672)
       Changes in operating assets and liabilities:
         Accounts and notes receivable                 3,323      2,517
         Other current assets                            429        (85)
         Accounts payable - trade                     (3,355)    (2,157)
         Interest payable                               (877)       195
        Other Liabilities                                250
                                                    _________  ________
   Net cash provided (required) by
     discontinued operating activities                  (875)       723

   INVESTING ACTIVITIES
   Purchase of property and equipment                     (3)       (52)
   Proceeds from sale of discontinued operations      10,075
   Proceeds from sale of furniture and equipment           6         13
                                                    ________   ________
   Net cash provided (required)
     by investing activities                          10,078        (39)

   FINANCING ACTIVITIES
   Decrease in long-term debt                         (9,323)      (272)
   Increase in capital                                   101
                                                     _______   ________
   Net cash required by financing activities          (9,222)      (272)

   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (19)       412
   CASH AND CASH EQUIVALENTS AT
     JANUARY 1, 1996 AND 1995                          1,055        561
                                                    ________   ________
   CASH AND CASH EQUIVALENTS AT
     SEPTEMBER 30, 1996 AND 1995                    $  1,036   $    973

   *Restated
   See notes to consolidated financial statements.

                        SEAL FLEET, INC. AND SUBSIDIARIES

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   NOTE A -- BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.


   NOTE B - RESULTS OF OPERATIONS

   The results of operation for the nine-month period ended September 30, 1996 is not necessarily indicative of the results of operation for the full year.

   NOTE C - ACCOUNTS RECEIVABLE - RELATED PARTY

   The amount stated as Accounts Receivable-Related Party at September
   30, 1996, represents the receivable from what is now a previous related party, the Three R Trusts.

   Until August 14, 1996, the owners of 10.72% of the Class A Common Stock and 100% of the Class B Common Stock were the Three R Trusts. These
   Trusts also owned five boats which were managed and operated by the Company under Service Agreements. On August 14, 1996, the Three R
   Trusts sold their boats and their Class A and B shares in a transaction more fully described in the Proxy Statement dated June 17, 1996, and on Form 8-K, attached by reference. In closing out the Trusts' account with Seal, there was recognition that certain matters would inevitably occur after the closing, so a "Reconciliation Agreement" was entered into between the Trusts and Seal whereby a 60 day wind-down period would take place and, immediately thereafter, a final reconciliation of accounts. As of the date of this filing, the Company believes it has reached an agreement with the Three R Trusts as to amounts due the Company under the Reconciliation Agreement. The Company anticipates receiving final payment on or before November 30, 1996.


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

   On August 14, 1996, Seal Fleet, Inc, having received shareholder approval, sold all of its marine and related assets to Hvide Marine Incorporated, a Florida based public corporation, for $10,075,000 cash. It also ceased to be a manager and operator of boats owned by the Three R Trusts. The Company estimates additional costs and expenses of $175,000 through December 31, 1996 when it anticipates the close-out of discontinued operations.

   PART II.   Other Information


   Item 1.   Legal Proceedings

   The Company is not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to the business.

   Item 4.   Submission of Matters to a Vote of Security Holders

   None

   Item 6.   Exhibits and Reports on Form 8-K.

   (a)   Exhibits.

         Financial Data Statement EX-27

   (b)   Reports on Form 8-K.

        1. Report on Form 8-K incorporated by reference dated August 29, 1996 describing the August 14, 1996 sale of assets of the Registrant to Hvide Marine Incorporated.
        2. Report on Form 8-K as amended dated October 28, 1996 presenting proforma financial statements which reflect the sale of assets of the Registrant to Hvide Marine Incorporated.

                            SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SEAL FLEET, INC. (Registrant)



        Date: November 14, 1996    By /s/  James S. Goodner
                                      - - - - - - - - - - - - - -
                                           James S. Goodner
                                          Vice President and
                                         Chief Financial Officer