Form 10KSB40
period 1996-12-31
SEAL FLEET INC
filed 1997-03-26
CIK 110027

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC   20549
                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

     COMMISSION FILE NUMBER 0-5567

                                SEAL FLEET, INC.

                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

               Nevada                                          74-1670096
       (State of Incorporation)                           (IRS Employer ID No.)

     125 WORTH AVENUE, SUITE 314
         PALM BEACH, FLORIDA                                   33480-4466
(address of principal executive offices)                       (zip code)

            (561) 833-5111
      (issuer's telephone number)

Securities registered under Section 12(b) of the Act:     None

Securities registered under Section 12(g) of the Act:     Class A Common
                                                          Stock, par value $.10

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes  [X]  No  [ ]


Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB      [X]


State issuer's revenues for its most recent fiscal year:.........  $4,657,000

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 21, 1997:........  $  835,486


State the number of shares outstanding of the issuer's classes of common stock as of February 21, 1997:


Class A common stock, $.10 par value           2,262,405 shares
Class B common stock, $.10 per value              50,000 shares


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders, which will be filed within 120 days from the end of the fiscal year covered by this Annual Report on Form 10-KSB, are incorporated by reference into Part III hereof.

Transitional Small Business Disclosure Format  (check one):

Yes                No     X
     ------             ------

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT - The History of Seal Fleet, Inc.

Seal Fleet, Inc. ("Seal Fleet" or "the Company") is a corporation organized in November 1969 under the laws of the state of Nevada. As used in this report, the terms "Seal Fleet" and "the Company" refer to Seal Fleet, Inc. and its subsidiaries unless the context indicates otherwise.

Seal Fleet is currently seeking to make one or more acquisitions of operating businesses. The business objective of the Company is to acquire one or more operating businesses with growth potential. The Company intends to utilize cash, equity, debt or a combination thereof in effecting acquisitions. There can be no assurance that the Company will succeed in acquiring any businesses or in operating any business which it may acquire.

Prior to 1979, Seal Fleet's primary business was life insurance with the Company operating under the name "First National Corporation." In 1979, the Company went through a quasi-reorganization. It sold its insurance business, had a simultaneous reverse and forward stock split, purchased an offshore service boat company, and amended its Articles of Incorporation to change its name from First National Corporation to Seal Fleet, Inc. to describe the nature of its business.

Several factors led the Company to sell its marine assets to Hvide Marine Incorporated ("Hvide") and leave the offshore supply business on August 14, 1996. The Company was in default on its debt of over $7 million and had a negative net worth. If the holders of the debt, the Three R Trusts, were to enforce the Company's debt, the Company would have been liquidated with no return to its stockholders. Furthermore, the Company managed other boats owned by the Three R Trusts. In that the Three R Trusts had already agreed to sell their vessels to Hvide Marine Incorporated, if the Company did not sell its vessels following the sale of the Trusts' vessels, the Company would have operated too small a fleet to generate sufficient revenues to remain in business. Although the health of the offshore supply industry had improved, the Company was in competition with large marine companies capable of significant investment making it difficult for small companies, such as Seal Fleet, to compete. Because of the overall health of the industry, however, the prices for the Company's supply boats reached levels where it made sense to sell the boats and leave the business.

In this report, frequent reference is made to the "discontinued operations." This term refers to the business of the Company prior to August 14, 1996, which consisted of owning, operating, managing, and brokering offshore supply boats; and operating a small travel agency. The travel agency historically had been only marginally profitable, with most of its business consisting of providing services to affiliates of the Three R Trusts. These former affiliates of the Company ceased doing business with the travel agency following the sale of most of the Company's business to Hvide. The Company had closed the travel agency business by September 15, 1996.

Prior to the sale of the discontinued operations, virtually all of the Company's business was carried on through subsidiaries. Currently, Seal Fleet, Inc. serves as the Company's only operating entity.

BUSINESS OF COMPANY

Principal Products and Services - Following Disposition of Principal Assets on August 14, 1996:

Following the sale of substantially all of the Company's assets to Hvide on August 14, 1996, the Company paid off its debts. A new Board of Directors and new executive officers were elected. The Company is now effectively controlled by First Magnum Corporation ("Magnum") which owns all of the class B Common Stock and is entitled to elect a majority of the directors of the Company. The sole shareholder of Magnum is Thomas M. Ferguson ("Ferguson"), the Company's Chairman, President and Chief Executive Officer. Subsequent to the sale of substantially all of its assets, the Company closed its office in Galveston, Texas, and established corporate headquarters in Palm Beach, Florida.

In connection with the transaction, the Company stated that its initial significant acquisition would be submitted to the Company's stockholders for their approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. At its next annual meeting of stockholders, the Company expects to request that its stockholders authorize the directors to cause the Company to conclude an initial acquisition without further stockholder approval, to the extent possible under applicable law.

Principal Products and Services - Prior to August 14, 1996:

The primary business of the Company prior to August 14, 1996 was the ownership and operation of offshore supply ships. The Company's ships ranged in size from 176 to 250 feet in length and were capable of carrying equipment and supplies to offshore drilling rigs and seismic operations. Additionally, the Company owned and operated a travel agency.

Seal Fleet's wholly-owned subsidiary, Sealcraft Operators, Inc. ("Sealcraft"), managed a fleet of ten vessels. Three of the ten ships were owned by subsidiaries of the Company, and five ships were owned by individual limited partnerships of which the Three R Trusts were the general partners. One ship owned by National Boat Corporation and one ship owned by Hornbeck Offshore Services, Inc. were operated under bare boat charters.

Sealcraft-operated ships were chartered principally to oil and geophysical companies under typical offshore oil charters. Sealcraft-operated ships were
hired primarily by United States customers for use throughout the world.   At
August 14, 1996, two ships were working in foreign waters.

Seal Marine Management Company ("SMMCO"), a wholly-owned subsidiary of the Company, managed a vessel brokerage business for vessels owned by unrelated companies.

Caribe Company, a wholly-owned subsidiary of the Company, operated a small travel agency which began business in February 1990, and ceased operation in the third quarter of 1996.

Significant Customers.

The Company currently has no customers. Prior to the sale of the discontinued operations, Seal Fleet's ships were hired principally by oil and gas producers and independent seismic exploration concerns. Western Geophysical Company and Kilgore Offshore each accounted for 29% of total charter revenues for 1996.

Competitive Conditions.

The Company faces intense competition in its efforts to acquire operating businesses. Many other companies seeking to acquire businesses have greater resources than does the Company.

Prior to the sale of discontinued operations, the Company competed with numerous other operators of offshore service vessels in its operating areas which included the Gulf of Mexico and various foreign waters. Some of these competitors owned many more vessels and had much greater financial resources than the Company.

Governmental Regulations.

It is possible that the Company will make one or more acquisitions in areas which might subject the Company to significant governmental regulation in the operation of its business.

Prior to the sale of substantially all of its assets to Hvide on August 14, 1996, the Company was engaged in the offshore supply business. Many aspects of that business are subject to direct governmental regulation, including the jurisdiction of the United States Coast Guard, the National Transportation Safety Board and the United States Customs Service, as well as private industry organizations such as the American Bureau of Shipping. All of the ships operated by the Company were United States flag vessels, and their operation and maintenance were subject to federal statutes and regulations. In addition, the Company's business was also influenced by laws, regulations and policies which impacted its customers and the oil and gas industry as a whole.

Environmental Disclosure.

Should the Company acquire one or more active businesses in accordance with its plan, it is possible that laws and governmental regulations regarding environmental quality control may have a significant effect upon the Company.

Prior to the sale of its offshore supply business on August 14, 1996, the Company was subject to numerous federal, state and local laws relating to environmental quality control, the most significant of which included the Oil Pollution Act of 1990, imposing responsibility for cleanup of any spill on the owner of the product spilled, and regulations promulgated by the United States Coast Guard.

Number of Employees.

Currently, the Company employs two people (the Chairman, President and Chief Executive Officer, and the Vice President, Chief Financial Officer, Treasurer and Secretary). The Company obtains accounting and secretarial services from outside contractors. Prior to the sale of assets, the Company employed approximately 150 persons, most of whom were members of ships' crews who subsequently became employees of Hvide Marine Incorporated following the sale. None of these employees was represented by a labor union, and employee relations were considered to be satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

The principal assets of Seal Fleet were its three ships and related property, which were sold to Hvide Marine Incorporated on August 14, 1996. The Company also owned leasehold improvements which were written off at the end of the office lease in October, 1996, office equipment which was moved to the Company's offices in Florida, and some remaining office equipment which was sold.

The corporate and general offices of the Company are temporarily located at the offices of First Magnum Corporation in Palm Beach, Florida. First Magnum Corporation charges nominal rent for this space. The Company has leased permanent space to which it will move in the near future.

The Company also rents public warehouse space in West Palm Beach for storage of Company records. This rental agreement is "month to month."

The Company owns a 516-acre tract of unimproved land in Brazoria County, Texas with an estimated fair market value, based on a recent appraisal and purchase offer, of $155,000. This land is considered to be "wet lands" not subject to commercial development. As a result of the Company's inability to develop the land commercially, a sale agreement at a price equal to fair market value has been reached with the US Department of the Interior's Fish and Wildlife Service for use as a wildlife sanctuary. It is anticipated that this sale will be consummated by the end of the second quarter of 1997.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved only in litigation which it deems to be in the ordinary course of the business which it conducted prior to August 14, 1996, and immaterial in relation to its assets or business. Most of this litigation has to do with boat employee injury claims which are insured.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 1996 through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

There is no public market for the class B common stock, all of which is owned by First Magnum Corporation, an entity wholly owned by Mr. Thomas M. Ferguson, the Company's Chairman, President and Chief Executive Officer.

The class A common stock (2,432,248 shares outstanding, including 169,843 shares held in treasury, as of January 31, 1997) is publicly traded in the over-the-counter market under the symbol SEALA. Through November 1987, the Company's shares were listed on the National Association of Securities Dealers Automated Quotation ("NASDAQ") under the symbol SEALA. At that time, NASDAQ dropped the listing because the Company no longer maintained the required equity level. Since November 1987, the stock has been listed on the National Daily Quotation Service ("Pink Sheets"). The following table provides information regarding the bid prices for class A common stock during the periods indicated.


                       1996         1995
                    HIGH   LOW   HIGH   LOW
First Quarter       $.31  $.19   $.50  $.39
Second Quarter       .44   .25    .39   .25
Third Quarter        .56   .25    .25   .19
Fourth Quarter       .69   .38    .25   .19


The high and low bid information set forth above was taken from the CompuServe-provided database of historical stock pricing. These bid prices are inter-dealer price quotations, which do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

HOLDERS

The number of stockholders of record as of February 21, 1997, were 5,040 for class A common stock and one for class B common stock.

DIVIDENDS

The Company's borrowing agreements in force up through August 14, 1996, prohibited the payment of cash dividends on common shares. The Company has never declared or paid cash dividends. Although there are no current restrictions on the payment of dividends, the Company has no plans to declare or pay dividends in the foreseeable future. The Company has never had any redeemable preferred stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company incurred a profit in 1996 due to selling most of its assets, partially offset by losses from operating and winding down the discontinued operations.

FINANCIAL CONDITION

Seal Fleet satisfies its working capital needs with funds generated from interest or dividend income on short-term investments. When working capital needs exceed interest or dividend income, short term investments are liquidated as necessary. Working capital requirements include salaries, office expenses and travel associated with evaluating possible business combinations. Capital expenditures planned for 1997 include leasehold improvements on proposed rented space along with minor purchases of furniture and office equipment. Under the terms of a recently signed office lease, most of the Company's requirements for furniture will be supplied by the landlord. The Company brought most required office equipment from its offices in Galveston, Texas.

All debt was paid off from the proceeds from selling the boats on August 14, 1996.

RESULTS OF OPERATIONS

The Company earned a profit of $6,153,000 in 1996 resulting from a gain of $7,320,000 due to selling the discontinued operations, offset by a loss of ($1,167,000) from operating and winding down the discontinued operations.

RISK FACTORS

The future viability and success of the Company are subject to numerous risks and uncertainties, several of which are described below:

     No Agreement for Business Combination or Other Transaction. The Company has no arrangement, agreement or understanding with respect to a merger with, or acquisition of, any business or entity. A large number of established and well financed entities, including venture capital firms, are active in mergers and acquisitions of private companies which may be desirable target candidates for the Company. Many of such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company, and consequently, the Company will be at a competitive disadvantage in identifying possible merger or acquisition candidates. There can be no assurance the Company will be successful in concluding a merger or acquisition or that any such transaction will prove beneficial to the Company.

     No Operating History. The Company has no operating history in any other line of business which it is likely to select for its future operations. There can be no assurance that the Company's activities will be profitable.

     Limited Financial Resources. The Company's only assets are cash, short-term investments, minor furniture, equipment and some real estate which it has arranged to sell. The Company's long-term ability to meet its operating expenses will be dependent on its ability to raise additional capital or to complete a business combination successfully with an entity with sufficient cash flow to meet the Company's ongoing obligations. Any business activity that the Company eventually undertakes may require substantial capital, which may be difficult to obtain or may not be available. The success of the Company will depend upon its ability to acquire additional capital.

     Speculative Nature of the Company. The success of the Company will depend to a great extent on the operations, financial condition and management of the company or companies with which the Company may merge or which it may acquire. While the Company intends to merge with or acquire one or more privately held entities with established operating histories, there can be no assurance that the Company will be successful in locating an acquisition candidate meeting such criteria.

     Possible Dilution or Change in Control. The Company's business strategy is based upon a merger with or acquisition of a private concern, which could result in the Company issuing securities to stockholders of any such target concern. The issuance of previously authorized and unissued or newly authorized Common Stock of the Company or the authorization and issuance of preferred stock could result in substantial dilution to present stockholders of the Company, which may result in a change in control or management of the Company.

     Dependence on Inexperienced Management. The success of the Company will largely be dependent upon the active participation of Ferguson, who may not have any experience or background in any business in which the Company may undertake to engage. Opportunities available to the Company for mergers or acquisitions may be lost or delayed as a result of the limited amount of time devoted to the Company by the Company's management. Once the Company acquires a business opportunity, the Company's current management may resign. In order to supplement the business experience of management, the Company may employ accountants, technical experts, appraisers, attorneys or other consultants or advisors. The selection of any such advisors will be made by management and without any control from stockholders. Additionally, it is anticipated that such persons may be engaged by the Company on an independent basis without a continuing fiduciary or other obligation to the Company.

     Risks of any Acquired Business. It is possible that the Company may enter into one or more lines of business in which the success of the Company would be subject to various risks which cannot be identified at this time. The Company may be unable to diversify its business activities and, as a consequence, may suffer a total loss to the Company and the stockholders should an acquisition by the Company prove to be unprofitable. The Company's failure or inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and, therefore, increase the risks associated with the Company's operations.

     Conflicts of Interest. All of the directors and officers of the Company are associated with other firms or occupations involving other business activities. Because of these affiliations and because these individuals may not devote full time to the affairs of the Company, there are potential inherent conflicts of interest in their acting as directors and officers of the Company and of other entities. All of the Company's directors and officers may be directors or controlling stockholders of other entities engaged in a variety of businesses which may in the future have various transactions with the Company. Additional conflicts of interest and non-arm's length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firms with which the Company transacts business. The Company may pay finder's fees or other fees to its officers, directors or affiliates in connection with any potential business combination involving the Company.

     Control by Single Stockholder. Magnum owns all of the class B Stock and is able to select a majority of the Board of Directors of the Company and thus control the direction of the Company.

     No Dividends Anticipated. At the present time, the Company does not anticipate that it will pay dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors.

     Regulation. Although the Company is subject to regulation under the Securities Act of 1933 and the Securities Exchange Act of 1934, the Company believes it is not subject to regulation under the Investment Company Act of 1940 insofar as the Company is not engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to its status under the Investment Company Act of 1940, and consequently, any violation of such Act would subject the Company to material adverse consequences.

ITEM 7.  FINANCIAL STATEMENTS

                       SEAL FLEET, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                        Page
Independent Auditors' Report                             11

Consolidated Balance Sheets--
  December 31, 1996 and 1995                             12

Consolidated Statements of Operations--
  Years ended December 31, 1996 and 1995                 14

Consolidated Statements of Shareholders' Equity--
  Years ended December 31, 1996 and 1995                 15

Consolidated Statements of Cash Flows--
  Years ended December 31, 1996 and 1995                 16

Notes to Consolidated Financial Statements               17


                          INDEPENDENT AUDITORS' REPORT



Shareholders and Board of Directors
Seal Fleet, Inc.

We have audited the consolidated balance sheets of Seal Fleet, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seal Fleet, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


PANNELL KERR FORSTER OF TEXAS, P.C.


/s/ Pannell Kerr Forster of Texas, P.C.
---------------------------------------
Houston, Texas
February 4, 1997, except for Note K as to
 which the date is March 21, 1997

                       Seal Fleet, Inc. and Subsidiaries

                          Consolidated Balance Sheets
                             (Dollars in Thousands)



                                                               December 31,
                                                             ----------------
                                                              1996      1995
                                                             ------    ------

                                     ASSETS

Current assets
 Cash, includes $2,171 and $96 of short-term
    investments in 1996 and 1995, respectively (Note A)      $2,437    $1,055
 Other receivables                                               14         3
 Prepaid expenses                                                 8         -
 Net assets of discontinued operations (Note B)                  64         -
                                                             ------    ------

      Total current assets                                    2,523     1,058
                                                             ------    ------

Property and equipment
 Furniture and equipment                                         58        55
 Less accumulated depreciation                                  (53)      (51)
                                                             ------    ------

      Property and equipment, net                                 5         4
                                                             ------    ------

Other assets
 Assets held for resale (Note C)                                154       154
 Other assets                                                     4         8
                                                             ------    ------

Total assets                                                 $2,686    $1,224
                                                             ------    ------

See notes to consolidated financial statements

                       Seal Fleet, Inc. and Subsidiaries

                          Consolidated Balance Sheets
                             (Dollars in Thousands)



                                                                December 31,
                                                             ------------------
                                                               1996       1995
                                                             -------    -------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Trade accounts payable and accrued expenses                 $    54    $     -
 Net liabilities of discontinued operations (Note B)               -      4,845
                                                             -------    -------

   Total current liabilities                                      54      4,845
                                                             -------    -------

Total liabilities                                                 54      4,845
                                                             -------    -------

Contingencies (Note A)

Shareholders' equity
 Class A common stock, $.10 par value; 3,700,000 shares
   authorized; 2,432,248 shares issued and outstanding           243        243
 Class B common stock, $.10 par value; 50,000 shares
   authorized, issued and outstanding                              5          5
 Additional paid-in capital                                    4,475      4,456
 Retained deficit                                             (2,042)    (8,195)
 Treasury stock, at cost, 169,843 and 447,621 shares in
   1996 and 1995, respectively                                   (49)      (130)
                                                             -------    -------

                                                               2,632     (3,621)
                                                             -------    -------

Total liabilities and shareholders' equity                   $ 2,686    $ 1,224
                                                             -------    -------

See notes to consolidated financial statements

                       Seal Fleet, Inc. and Subsidiaries

                     Consolidated Statements of Operations
                (Dollars in Thousands, except Per Share Amounts)


                                                                     December 31,
                                                               -------------------------
                                                                  1996          1995
                                                               -----------   -----------


Income from continuing operations                              $        -    $        -

Discontinued operations (Note B)
 Net loss from discontinued operations (less
   applicable income tax benefit of $38 in 1996)                   (1,167)         (116)
 Gain on sale of discontinued operations (less applicable
   income tax of $223 in 1996)                                      6,836             -
                                                               ----------    ----------

      Net income (loss) before extraordinary item                   5,669          (116)

Extraordinary item - gain on extinguishment of debt
 (less applicable income taxes of $16 in 1996)                        484             -
                                                               ----------    ----------

Net income (loss)                                              $    6,153    $     (116)
                                                               ----------    ----------

Net income (loss) per share
 From continuing operations                                    $        -    $        -
 From discontinued operations                                        2.59         (0.06)
 From extraordinary item                                             0.22             -
                                                               ----------    ----------

                                                               $     2.81    $    (0.06)
                                                               ----------    ----------

Weighted average shares outstanding (Note A)                    2,190,122     2,034,627
                                                               ----------    ----------

See notes to consolidated financial statements

                       Seal Fleet, Inc. and Subsidiaries

                Consolidated Statements of Shareholders' Equity
                             (Dollars in Thousands)


                                       Common Stock
                                  ----------------------  Additional
                                                 Par        Paid-In   Retained  Treasury
                                   Shares        Value      Capital    Deficit    Stock     Total
                                  ---------   ----------  ----------  --------  ---------  --------

Balance at December 31, 1994      2,482,248      $248       $4,456    $(8,079)    $(130)   $(3,505)

    Net loss - 1995                       -         -            -       (116)        -       (116)
                                  ---------      ----       ------    -------     -----    -------

Balance at December 31, 1995      2,482,248       248        4,456     (8,195)     (130)    (3,621)

    Net income - 1996                     -         -            -      6,153         -      6,153

    Treasury stock sold                   -         -           19          -        81        100
                                  ---------      ----       ------    -------     -----    -------

Balance at December 31, 1996      2,482,248      $248       $4,475    $(2,042)    $ (49)   $ 2,632
                                  ---------      ----       ------    -------     -----    -------

See notes to consolidated financial statements

                       Seal Fleet, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows
                             (Dollars in Thousands)


                                                                       Year Ended December 31,
                                                                       -----------------------
                                                                          1996          1995
                                                                        --------      -------
Cash flows from operating activities
 Net income (loss)                                                      $ 6,153       $ (116)
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
     Depreciation and amortization                                        1,040          883
     Loss (gain) on disposition of assets                                (7,059)           2
     Gain on extinguishment of debt                                        (500)           -
     Changes in net assets of discontinued operations                       971          798
                                                                        -------       ------

          Net cash provided by operating activities                         605        1,567
                                                                        -------       ------

Cash flows from investing activities
 Decrease in notes receivable                                                 3            3
 Purchases of property and equipment                                         (5)         (58)
 Proceeds from sale of discontinued operations                           10,082           13
 Discontinued operations:
   Deferred drydocking additions                                           (611)        (660)
   Decrease (increase) in other assets                                       31           (4)
                                                                        -------       ------

          Net cash provided (required) by investing activities            9,500         (706)
                                                                        -------       ------

Cash flows from financing activities
 Proceeds from sale of treasury stock                                       100            -
 Decrease in long-term debt of discontinued operations                   (8,823)        (367)
                                                                        -------       ------

          Net cash required by financing activities                      (8,723)        (367)
                                                                        -------       ------

Increase in cash and cash equivalents                                     1,382          494

Cash and cash equivalents at beginning of year                            1,055          561
                                                                        -------       ------

Cash and cash equivalents at end of year                                $ 2,437       $1,055
                                                                        -------       ------

Interest paid to related parties                                        $ 1,359       $  685
                                                                        -------       ------

Income tax paid                                                         $   195       $    5
                                                                        -------       ------

See notes to consolidated financial statements

                       Seal Fleet, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Consolidation
      -------------

      The accompanying financial statements include the accounts of Seal Fleet, Inc. and all of its subsidiaries (collectively "Seal Fleet" or the "Company"). All significant intercompany accounts and transactions are eliminated in consolidation.

      Reclassification
      ----------------

      During 1996, the Company sold all marine assets and ceased all activities which were related to ownership, management, brokerage, and operation of offshore supply ships (see Note B). All related activities for 1996 have been presented in the accompanying financial statements as discontinued operations and amounts reported for 1995 have been reclassified to conform with the 1996 presentation. As a result of this reclassification, 1995 amounts reported for total assets and total liabilities and for gross revenues decreased $9,170,000 and $6,543,000, respectively, from amounts previously reported. In addition, certain other reclassifications have been made in the accompanying consolidated financial statements in order to conform with the 1996 presentation.

      Statement of cash flows
      -----------------------

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      Short-term investments
      ----------------------

      Short-term investments consist of certificates of deposit, U.S. treasury bills, and other government securities. All investments have a maturity of three months or less.

      Concentration of credit risk
      ----------------------------

      Financial instruments which subject the Company to concentrations of credit risk consist principally of cash and short-term investments. The cash in U.S. banks exceeds the insured limit of $100,000 from time to time. The terms of these deposits are on demand or mature within three months to minimize risk. The Company has not incurred losses related to these deposits.

                       Seal Fleet, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Drydocking costs
      ----------------

      Drydocking costs of $650,000 at December 31, 1995 were capitalized and were to have been amortized over the period benefited, which was estimated to be from eighteen months to four years. In connection with the August 14, 1996 sale, capitalized drydocking costs of $502,000 were charged to discontinued operations.

      Property and equipment
      ----------------------

      Property and equipment are stated at cost. For financial reporting purposes, the Company records depreciation and amortization expense on a straight-line method over the estimated useful lives of the related assets (ships and related equipment, 18-25 years; leasehold improvements, 6-25 years; furniture and equipment, 3-8 years). For tax purposes, depreciation and amortization expense are computed using straight-line and accelerated methods.

      The cost and accumulated depreciation and amortization of assets sold or otherwise disposed of are removed from the accounts and any gain or loss thereon is reflected in operations. On August 14, 1996, a gain of $6,836,000 was realized due to the sale of substantially all of the Company's assets.

      Income taxes
      ------------

      The Company uses Statement of Financial Accounting Standards No. 109, which requires the use of an asset and liability approach for financial accounting and reporting for income taxes.

      Deferred income taxes are provided for differences in timing of reporting certain expenses for financial statement and tax purposes. Deferred tax assets relate to tax credit carryforwards remaining at December 31, 1996. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized (see
      Note F).

                       Seal Fleet, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Net income or loss per common share
      -----------------------------------

      Net income or loss per common share is based on the weighted average number of shares outstanding (2,190,122 in 1996 and 2,034,627 in 1995). Average common stock equivalent shares (stock options) outstanding have not been included, as they would not be dilutive.

      Operating leases
      ----------------

      Operating leases include those for office space and automobiles at December 31, 1995. At December 31, 1996, no significant operating leases existed (see Notes E and I).

      Use of estimates
      ----------------

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

NOTE B -  DISCONTINUED OPERATIONS

      On August 14, 1996, the Company sold its marine assets to Hvide Marine Incorporated ("Hvide") for $10,075,000, resulting in a gain of $6,836,000. In connection with the sale, all long-term debts of the Company were extinguished and a gain of $484,000 was realized on the extinguishment. Simultaneously, Hvide purchased five boats which had been owned by the Three R Trusts and managed by the Company, and terminated the Company's management of the boats. As a result of these events, the Company ceased its business activities which were related to the ownership, management, brokerage, and operation of offshore supply ships. Virtually all 1996 activities of the Company were related to marine operations prior to the sale, or winding them down thereafter. Accordingly, all 1996 activities have been presented in the accompanying financial statements as discontinued operations.

                       Seal Fleet, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


NOTE B -  DISCONTINUED OPERATIONS (CONTINUED)

      The following summarizes net losses from discontinued operations during 1996 and 1995 (dollars in thousands):

                                                                          1996         1995
                                                                        --------     --------
            Revenues
                 Charter revenue                                        $ 4,048      $5,949
                 Other revenue                                              609         594
                                                                        -------      ------
                                                                          4,657       6,543
            Costs and expenses
                 Direct operating costs                                   1,757       2,890
                 Selling, general and administrative                      2,595       2,107
                 Depreciation and amortization                              892         883
                                                                        -------      ------
                                                                          5,244       5,880
                                                                        -------      ------

            Income from operations                                         (587)        663
            Other - primarily interest expense                             (618)       (779)
                                                                        -------      ------
            Loss before Federal income taxes                             (1,205)       (116)

            Federal income tax benefit                                       38           -
                                                                        -------      ------

            Net loss from discontinued operations                       $(1,167)     $ (116)
                                                                        -------      ------



      The following summarizes assets and liabilities of discontinued operations as of December 31 (dollars in thousands):

                                                                          1996         1995
                                                                        --------     --------

      Current net assets (liabilities) of discontinued operations
        Accounts receivable                                              $  26       $ 4,694
      Accounts receivable - related party                                    -           758
        Other assets                                                       195           603
        Accounts payable and accrued expenses                             (157)       (3,816)
        Accrued interest payable                                             -          (877)
        Notes payable to related party (Note E)                              -        (6,655)
        Current portion of long-term debt (Note D)                           -          (905)
                                                                         -----       -------

          Total current net assets (liabilities) of discontinued
              operations                                                    64        (6,198)
                                                                         -----       -------

                       Seal Fleet, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


NOTE B -  DISCONTINUED OPERATIONS (CONTINUED)

      Non-current net assets (liabilities) of discontinued operations
        Property and equipment, primarily vessels                                 -       10,214
        Accumulated depreciation                                                  -       (7,482)
        Deferred drydocking and other assets                                      -          384
        Long-term debt, net of current portion (Note D)                           -       (1,763)
                                                                            -------      -------

          Total non-current net assets of discontinued operations                 -        1,353
                                                                            -------      -------

          Total net assets (liabilities) of discontinued operations         $    64      $(4,845)
                                                                            -------      -------

NOTE C -  LAND

      The Company owns a 516-acre tract of unimproved land in Brazoria County, Texas which is recorded at its estimated fair market value of $154,000. The Company has committed to sell this tract of land to the United States Department of the Interior's Fish and Wildlife Service. The Fish and Wildlife Service's acceptance of the Company's offer is subject to their receiving funding which is expected in 1997. This tract of land is classified as "wet lands" and has no possibility of commercial development in the foreseeable future. Land bordering the Company's tract has largely been purchased by the Fish and Wildlife Service for a bird sanctuary.

                       Seal Fleet, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


NOTE D - LONG-TERM DEBT

      At December 31, 1995, long-term debt consisted of the following (dollars in thousands):


      Note payable to related party                      $2,168
      Unsecured debentures payable to related party         500
                                                         ------
      Total debt including current portion                2,668
      Less current portion of long-term debt               (905)
                                                         ------

        Long-term debt net of current portion            $1,763
                                                         ------

      All long-term debt was extinguished in 1996.

      Note payable to National Western Life Insurance Company ("NWLIC"), a related party, in the face amount of $3,450,000 was entered into in May 1990 with a maturity date of May 2000 and interest of 12%. The note was collateralized primarily by first preferred ship mortgages on the Company's three ships, and was retired on August 14, 1996 when the Company sold its boats.

NOTE E -  RELATED PARTY TRANSACTIONS

      At December 31, 1995, Three R Trusts ("Trusts") owned approximately 9% of the Class A common stock and all of the Class B common stock of the Company. The Trusts, as the owner of the Class B stock, had the right to elect 51% of the board of directors. The four children of Robert L. Moody, Sr. are the beneficiaries of the Trusts. Mr. Moody owned no Class A common stock at December 31, 1995. All Class A and Class B common stock of the Company held by the Trusts was sold to Hvide Marine Incorporated and subsequently to First Magnum Corporation on August 14, 1996.

      Transactions with the Trusts, Mr. Moody, and other related parties in 1996 and 1995 were as follows:

      Management income and receivables
      ---------------------------------

      The Company managed and operated various ships owned by the Trusts. The Company earned fees based on 6% of the ships' revenues. Fees earned on the Trusts' ships totaled $248,000 and $325,000 during 1996 and 1995, respectively.

                       Seal Fleet, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


NOTE E -  RELATED PARTY TRANSACTIONS (CONTINUED)

      Accounts receivable/payable
      ---------------------------

      On behalf of related parties, the Company collected revenues and paid expenses for the management of these ships. This activity resulted in a receivable from the Trusts of $758,000 at December 31, 1995. The accounts with the Trusts were settled in connection with the August 14, 1996 transaction.

      Rents and leases
      ----------------

      The Company leased its office space from a partnership in which Mr. Moody participates. Rent expense was $20,000 in 1995 and $16,500 in 1996. The Company was also responsible for repairs, insurance and taxes during the life of the lease. The Company continued to lease the office space through October 31, 1996, at which time the lease expired and the Company moved its offices to Florida.

      The Company leased hunting grounds from Robert L. Moody, Jr., a beneficiary of the Trusts. Lease expense was $13,000 in 1996 and 1995, respectively.

      Consulting fee
      --------------

      Mr. Moody earned consulting fees from the Company of $29,000 and $50,000 in 1996 and 1995, respectively.

      Notes payable
      -------------

      The Company had a note payable to the Trusts at December 31, 1995, face amount of $5,925,000, stated interest at 7%, collateralized by the common stock of six subsidiaries of the Company. Principal payments were due in two equal installments on December 27, 1990 and 1991. The Company was unable to make the principal payments to the Trusts putting the Company in default. In 1993, the Company made a principal payment of $100,000. The Trusts did not call the note and granted an indefinite extension. The entire balance was classified as current at December 31, 1995. This note payable was paid in full at August 14, 1996, with the proceeds of the sale of virtually all of the Company's assets.

                       Seal Fleet, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


NOTE E -  RELATED PARTY TRANSACTIONS (CONTINUED)

      During each of the years 1986 through 1989, the Company paid one-half of the interest due to the Trusts during the year and gave a promissory note for the remainder totaling $208,000 per year. The total of these notes was $830,000 and they were due on December 27, 1991. Total interest expense on these notes was $489,000 for the year ended December 31, 1995 and $284,000 through August 14, 1996. In connection with the 1996 sale of its vessels, the Company paid $154,000 in additional interest and the Trusts forgave $500,000 of debt of the Company.

      Legal fees
      ----------

      Greer Herz and Adams received legal fees of $1,600 and $1,700 in 1996 and 1995, respectively. Mr. Irwin M. Herz, Jr., a partner of the firm, is the trustee of the Three R Trusts.

      Cash deposits
      -------------

      The Company had $168,000 of cash on deposit at Moody National Bank at December 31, 1995. Although Moody National Bank is no longer a related party, the Company maintained a balance of $11,000 at December 31, 1996.

NOTE F -  FEDERAL INCOME TAX

      The Company files a consolidated Federal income tax return. At December 31, 1996 for Federal income tax purposes, the Company had investment tax and jobs credit carryforwards totaling $792,000 expiring in various years from 1997 to 2000.

      Deferred taxes as of December 31 consist of the following (dollars in thousands):

                                                   1996      1995
                                                  ------   --------

        Deferred tax liabilities                  $    -    $(1,092)
        Deferred tax assets                          792      3,583
        Deferred tax asset valuation allowance      (792)    (2,491)
                                                  ------    -------
                                                  $    -    $     -
                                                  ------    -------

                       Seal Fleet, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements


NOTE F - FEDERAL INCOME TAX (CONTINUED)

         Approximately $100,000 of the deferred tax liability and $24,000 of the deferred tax asset were current at December 31, 1995. The Company had recorded a valuation allowance to offset the deferred tax assets which may not be realized. The valuation allowance decreased by $1,699,000 in 1996 due primarily to the utilization of net operating loss carryforwards.

         The following reconciles the 1996 expected tax provision obtained by applying statutory rates to the 1996 pretax income:

               Expected tax provision             $ 2,160
               Non-deductible expenses                 14
               Tax benefit of NOL carryforwards    (2,174)
                                                  -------

                                                  $     -
                                                  -------


         The Company was subject to alternative minimum tax of $201,000 during 1996.

                       Seal Fleet, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements


NOTE G - INDUSTRY AND MAJOR CUSTOMERS

         Prior to August 14, 1996, the major business of the Company was the operation of offshore supply ships. Following is an analysis of revenues derived from non-related customers which accounted for 10% or more of revenues for 1996 and 1995 (dollars in thousands):


                                      1996                  1995
                               -------------------   ------------------
                               Revenues   Percent    Revenues   Percent
                               --------   --------   --------   -------
      Customer A                 $1,410      29%       $2,190      35%
      Customer B                      -       -         1,094      17
      Customer C                  1,411      29           604      10


NOTE H - SUPPLEMENTARY INCOME STATEMENT INFORMATION

         Maintenance and repairs were $1,118,000 and $641,000 for 1996 and 1995, respectively.

NOTE I - COMMITMENTS

         At December 31, 1996, the Company had no commitments or leases other than a minor lease on postage equipment. The Company recently signed a 60-month lease agreement with a monthly rental of approximately $4,000 for office space, to become effective in 1997.

NOTE J - 401(K) EMPLOYEE RETIREMENT PLAN

         The Company adopted a 401(k) Employee Retirement Plan ("401(k) Plan") effective January 1, 1985. The 401(k) Plan covers all eligible Company employees and has been approved by the Internal Revenue Service. Contributions can be made by an employee in amounts not to exceed the maximum allowed by the Internal Revenue Service. The Company does not contribute to the 401(k) Plan. It does, however, pay administrative fees which are deemed to be immaterial. At December 31, 1996 there were nine former employees and one active employee in the 401(k) Plan.

                       Seal Fleet, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


NOTE K - STOCK OPTION PLAN

         On August 14, 1996, the Board of Directors of the Company adopted a Long-Term Incentive Plan (the "1996 Plan") for certain key employees, officers, directors and outside consultants. The 1996 Plan shall be administered by a Committee (the "Committee") of not less than two non-employee directors of the Company. In the event that the Company does not have two non-employee directors, the 1996 Plan shall then be administered by the Board of Directors. The 1996 Plan authorized an aggregate of 600,000 shares of the Company's common stock. The option price shall be the fair market value of the common stock on the day the option is granted. The 1996 Plan provides that shares awarded may not be sold or otherwise transferred until restrictions as established by the Committee have lapsed. Upon termination of employment, shares upon which restrictions have not lapsed must be forfeited and returned to the Company.

         As of December 31, 1996, there were 400,000 stock options granted at an option price of $.50 per share. In accordance with the resolution of the Company's Board of Directors of March 21, 1997, the options became exercisable on that date, a loan of $120,000 to the Company's Chief Executive Officer was authorized to finance the exercise of his option on 240,000 shares of the Company's common stock, and the 1996 Plan was terminated, except as to those options which already had been granted.

         Further, on March 21, 1997, subject to the approval of the stockholders of the Company, the Board of Directors of the Company adopted the 1997 Incentive Option Plan (the "1997 Plan") which authorizes grant of incentive stock options and non-statutory stock options covering an aggregate of up to 1,200,000 shares of the Company's common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information appearing under the captions "Proposal Two," "Executive Officers and Pre-Sale Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed within 120 days from the end of the fiscal year covered by this Annual Report on Form 10-KSB is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information appearing under the caption "Executive Compensation" in the Company's Proxy Statement to be filed within 120 days from the end of the fiscal year covered by this Annual Report on Form 10-KSB is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information appearing under the caption "Security Ownership Of Certain Beneficial Owners And Management" in the Company's Proxy Statement to be filed within 120 days from the end of the fiscal year covered by this Annual Report on Form 10-KSB is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption "Certain Relationships And Related Transactions" in the Company's Proxy Statement to be filed within 120 days from the end of the fiscal year covered by this Annual Report on Form 10-KSB is incorporated herein by reference.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     The Exhibits listed in the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K. The following is a list of such Exhibits:


Exhibit Number                 Description
--------------                 -----------

       3.1 Articles of Incorporation of Seal Fleet, Inc., as amended, filed as Exhibit 3(i) to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1980, are hereby incorporated by reference.

       3.2 By-Laws of Seal Fleet, Inc., as amended, filed as Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1980, are hereby incorporated by reference.

      10.1       Asset Purchase Agreement dated as of March 29, 1996, among
                 Hvide Marine Incorporated, Seal Fleet, Inc., Sealcraft
                 Operators, Inc., Seal GP, Inc., South Corporation and Thomas M.
                 Ferguson, filed as Exhibit 1 to the Company's Current Report on
                 Form 8-K for the period ended August 14, 1996, is hereby incorporated by reference.

      10.2       Amendment No. 1 to Asset Purchase Agreement, dated July 23,
                 1996, filed as Exhibit 2 to the Company's Current Report on
                 Form 8-K for the period ended August 14, 1996, is hereby incorporated by reference.

      10.3       Indemnity letter, dated July 23, 1996, from Hvide Marine
                 Incorporated to Seal Fleet, Inc.

      10.4       Notice dated July 23, 1996, from Seal Fleet, Inc. Hvide Marine
                 Incorporated regarding waiver of paragraph 11(b) of Asset
                 Purchase Agreement.

      10.5       Reconciliation Agreement dated August 14, 1996, among Seal
                 Fleet, Inc., Three R Trusts, Ross Seal Partners, Ltd., Bengal
                 Seal Partners, Ltd., Indian Seal Partners, Ltd., Baffin Seal
                 Partners, Ltd., and Baltic Seal Partners, Ltd.

     *10.6       Seal Fleet, Inc. 1996 Long-Term Incentive Plan

     *10.7       Seal Fleet, Inc. Bonus Plan, as amended, filed as Exhibit
                 10(viii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1980, is hereby incorporated by reference.

      11         Statement Re: Computation of per share earnings.

      21         Subsidiaries of the Registrant.



Exhibit Number        Description
--------------        -----------

     27          Financial Data Schedule.


* Management contracts and compensatory plans or arrangements required to be filed as an Exhibit to comply with item 14(a)(3).

     The Company will furnish a copy of any Exhibit on request in payment of the Company's reasonable expenses of furnishing such Exhibit.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the Fourth Quarter of the Company's Fiscal Year Ended December 31, 1996.

                                  SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SEAL FLEET, INC.

Dated:  March 21, 1997                   /s/ Thomas M. Ferguson
                                    ----------------------------------
                                    By:  Thomas M. Ferguson,
                                         Chairman of the Board, President and
                                         Chief Executive Officer

In Accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


              SIGNATURE                TITLE                       DATE
/s/ Thomas M. Ferguson          Chairman of the Board,          March 21, 1997
------------------------        President, Chief Executive
Thomas M. Ferguson              Officer and Director

/s/ James S. Goodner            Vice President,                 March 21, 1997
------------------------        Chief Financial Officer,
James S. Goodner                Treasurer and Secretary

/s/ J. Erik Hvide               Director                        March 21, 1997
------------------------
J. Erik Hvide

/s/ Donald L. Caldera           Director                        March 21, 1997
------------------------
Donald L. Caldera


                                 EXHIBIT INDEX

Exhibit                                               Page
Number                  Description                  Number
-------   ----------------------------------------   ------
    3.1   Articles of Incorporation of Seal
          Fleet, Inc., as amended, filed as
          Exhibit 3(i) to the Company's Annual
          Report on Form 10-K for the fiscal year
          ended December 31, 1980, are hereby
          incorporated by reference.

    3.2   By-Laws of Seal Fleet, Inc., as
          amended, filed as Exhibit 3(ii) to the
          Company's Annual Report on Form 10-K
          for the fiscal year ended December 31,
          1980, are hereby incorporated by
          reference.

   10.1   Asset Purchase Agreement dated as of
          March 29, 1996, among Hvide Marine
          Incorporated, Seal Fleet, Inc.,
          Sealcraft Operators, Inc., Seal GP,
          Inc., South Corporation and Thomas M.
          Ferguson, filed as Exhibit 1 to the
          Company's Current Report on Form 8-K
          for the period ended August 14, 1996,
          is hereby incorporated by reference.

   10.2   Amendment No. 1 to Asset Purchase
          Agreement, dated July 23, 1996, filed
          as Exhibit 2 to the Company's Current
          Report on Form 8-K for the period ended
          August 14, 1996, is hereby incorporated
          by reference.

   10.3   Indemnity letter, dated July 23, 1996,
          from Hvide Marine Incorporated to Seal
          Fleet, Inc.

   10.4   Notice dated July 23, 1996, from Seal
          Fleet, Inc. Hvide Marine Incorporated
          regarding waiver of paragraph 11(b) of
          Asset Purchase Agreement.

   10.5   Reconciliation Agreement dated August
          14, 1996, among Seal Fleet, Inc., Three
          R Trusts, Ross Seal Partners, Ltd.,
          Bengal Seal Partners, Ltd., Indian Seal
          Partners, Ltd., Baffin Seal Partners,
          Ltd., and Baltic Seal Partners, Ltd.

  *10.6   Seal Fleet, Inc. 1996 Long-Term
          Incentive Plan

  *10.7   Seal Fleet, Inc. Bonus Plan, as
          amended, filed as Exhibit 10(viii) to
          the Company's Annual Report on Form
          10-K for the fiscal year ended December
          31, 1980, is hereby incorporated by
          reference.



Exhibit                                               Page
Number                  Description                  Number
-------   ----------------------------------------   ------
     11   Statement Re: Computation of per share
          earnings.

     21   Subsidiaries of the Registrant.

     27   Financial Data Schedule.


* Management contracts and compensatory plans or arrangements required to be filed as an Exhibit to comply with item 14(a)(3).