Form 10QSB
period 1997-03-31
SEAL FLEET INC
filed 1997-05-15
CIK 110027

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC   20549


                                   FORM 10-QSB



   [x]   Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
         For the quarterly period ended March 31, 1997

   [ ]   Transition Report Pursuant to Section 13 of 15(d) of the
         Securities Exchange Act of 1934


         Commission file number 0-5667


                              Seal Fleet, Inc.
            (Exact name of registrant as specified in its charter)


                   Nevada                         74-1670096
         (State of Incorporation)           (IRS Employer ID No.)


   125 Worth Avenue, Suite 314, Palm Beach, Florida         33480
      (Address of principal executive offices)           (Zip Code)


                               (561) 833-5111
                         (issuer's telephone number)


   Check whether the issuer (1) filed all reports required to be filed by
   Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
   requirements for the past 90 days.         Yes (X)    No ( )


   Class A common stock, par value $.10 per share, 2,502,405 shares outstanding as of May 14, 1997.

   Class B common stock, par value $.10 per share, 50,000 shares outstanding as of May 14, 1997


   Transitional Small Business Disclosure Format (Check one):
                                              Yes ( )    No (X)

                                      INDEX




                                                               Page
   PART I.   FINANCIAL INFORMATION


        Condensed Consolidated Balance Sheets                   3


        Condensed Consolidated Statements of
        Operations                                              5

        Condensed Consolidated Statements of Cash
        Flows                                                   6


        Notes to Condensed Consolidated Financial Statements    7

        Management's Discussion and Analysis of Financial
        Condition and Results of Operations                     8

   PART II.   OTHER INFORMATION

        Item 1.  Legal Proceedings                              9

        Item 2.  Changes in Securities                          9

        Item 5.  Other Information                              9

        Item 6.  Exhibits and Reports on 8-K                    9

   PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

                       SEAL FLEET, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands of dollars)
                                (Unaudited)

                                            March 31     December 31
                                               1997         1996
   ASSETS
   Current Assets:

      Cash and Cash Equivalents (Note B)      $  2,236     $  2,437
      Other receivables                              2           14
      Prepaid Expenses                              11            8
      Net assets of discontinued operations
         (Note C)                                  113           64
                                              --------     --------
  Total current assets                           2,362        2,523


   PROPERTY AND EQUIPMENT

      Furniture and equipment                       67            58
      Less accumulated depreciation                (55)          (53)
                                              --------      --------
  Property and equipment, net                       12             5


   OTHER ASSETS

      Assets held for resale (Note D)              154           154
      Other assets                                   4             4
                                              --------      --------
   TOTAL ASSETS                               $  2,532      $  2,686
                                              ========      ========

                        SEAL FLEET, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands of dollars)
                                  (Unaudited)

                                            March 31      December 31
                                              1997           1996
   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities

      Trade accts. payable & accrued exp        $   29      $     54
                                              --------      --------
   Total current liabilities                        29            54

                                              --------      --------
   Total liabilities                                29            54


   SHAREHOLDERS' EQUITY

   Class A common stock, $.10 par
     value; 3,700,000 shares author-
     ized and 2,432,248 shares
     issued in 1997 and 1996                       243           243
   Class B common stock, $.10 par
     value; 50,000 shares author-
     ized, issued and outstanding                    5             5
   Additional paid-in capital                    4,475         4,475
   Accumulated deficit                          (2,171)       (2,042)
   Class A common stock held in
     treasury at cost; 169,843 and
     447,621 shares in 1997 and 1996,
     respectively                                 ( 49)         ( 49)
                                              --------      --------
     Shareholders' equity                        2,503         2,632
                                              --------      --------
   LIABILITIES AND SHAREHOLDERS' EQUITY       $  2,532      $  2,686
                                              ========      ========

   See notes to condensed consolidated financial statements.

                        SEAL FLEET, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands of dollars except per share amounts)
                                  (Unaudited)

                                           Three months ended
                                               March 31
                                         1997           1996
                                       --------       --------
    Income from continuing
     operations                        $ ( 129)        $

    Income (loss) from
     discontinued operations
     (less applicable income
     tax)                                                   101
                                       -------          -------
   Net income (loss)                    $ ( 129)         $   101


   NET INCOME (LOSS) PER SHARE
     From continuing operations        $  (.06)             .00
     From discontinued operations      $   .00           $  .05


   WEIGHTED AVERAGE
     SHARES OUTSTANDING              2,312,405        2,034,627









   See notes to condensed consolidated financial statements.

                        SEAL FLEET, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands of dollars)
                                   (Unaudited)

                                                    Three months ended
                                                         March 31
                                                     1997        1996
                                                    ------      ------
   OPERATING ACTIVITIES
   Net income (loss)                                $   (129)  $    101

   Adjustments to reconcile net income
     (loss) to net cash provided by operating activities:
       Depreciation and amortization                       2        117
       Changes in operating assets
         Accounts and notes receivable                     9
         Accounts payable - trade                        (25)
       Changes in net assets of discontinued
         operations                                      (49)       330
                                                    --------   --------
   Net cash provided (required) by
     operating activities                               (192)       548

   INVESTING ACTIVITIES
   Purchase of property and equipment                     (9)        (3)
                                                    --------   --------
   Net cash provided (required)
     by investing activities                              (9)        (3)

   FINANCING ACTIVITIES
   Decrease in long-term debt of discontinued
     operations                                                     (97)
                                                    --------   --------
   Net cash required by financing activities                        (97)

   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (201)       448

   CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                               2,437      1,055
                                                    --------   --------
   CASH AND CASH EQUIVALENTS AT
     MARCH 31, 1997 AND 1996                        $  2,236   $  1,503
                                                    ========   ========

   See notes to condensed consolidated financial statements.

                        SEAL FLEET, INC. AND SUBSIDIARIES

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   NOTE A -- BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the presentation of prior year's results as discontinued operations - See Note B), considered necessary for a fair presentation have been included. These financial statements, footnotes and discussions should be read in conjunction with audited financial statements and related footnotes in the Company's annual report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

   NOTE B - CASH AND CASH EQUIVALENTS

   The Company's Cash and Cash Equivalents at March 31, 1997 consisted of money market and demand deposits of $354, Certificates of Deposit of $387, and US Government agency bonds of $1,495. All maturities are of less than 90 days.

   NOTE C - SALE OF DISCONTINUED OPERATIONS

   On August 14, 1996, the Company sold all marine assets and ceased all activities which were related to ownership, management, brokerage, and operation of offshore supply ships. All related activities for the quarter ended March 31, 1996 have been presented in the accompanying financial statements as discontinued operations.

   NOTE D - ASSETS HELD FOR RESALE

   At March 31, 1997, the Company owned a tract of unimproved land in Brazoria County, Texas which was recorded at its estimated fair market value of $154,000. Subsequent to March 31, 1997, this land was sold to the United States Department of the Interior's Fish and Wildlife Service for the stated fair market value. Payment was received during April.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   OVERVIEW
   The Company continues its transition from the offshore marine business to a new line of business to be determined by the Board of Directors, as more fully described in the Proxy Statement dated June 17, 1996, and the Current Report on Form 8-K dated August 27, 1996, and amended October 28, 1996.

   RESULTS OF THE QUARTER ENDED MARCH 31, 1997

   The ongoing activities of the Company during the quarter were related to the evaluation of investment alternatives and positioning the Company for future growth through establishing Seal Holdings
   Corporation, preparation for the reverse/forward split of the Company's common stock, and the development of the 1997 Incentive Option Plan; all reflected in the proxy statement dated April 11, 1997.
   The major elements of expense, offset by interest income from short-term investments, reflected in the net loss of $129 include:


    Salaries and Benefits              $ 33
    Contract Labor                        8
    Legal and Audit                      38
    Business Travel & Entertainment      35
    Shareholder Relations                14
    Office Rent and Supplies              6
    Other                                24
                                      -----
      Sub-Total                       $ 158

    Interest and Dividend Income         31
    Other Non-operating items          (  2)
                                      -----
    Net Income (Loss)                 $(129)

   During the three month period ended March 31, 1997, the Company continued to wind down the discontinued operations. There was no impact on earnings from discontinued operations in that an allowance was set up at December 31, 1996 to cover the estimated future impact of discontinued operations.

   PART II.   Other Information

   Item 1.   Legal Proceedings

   The Company is not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to the discontinued business.

   Item 2.   Changes in Securities

   On March 25, 1997, the Company sold 240,000 shares of its Class A common stock to Thomas M. Ferguson for $0.50 per share. The shares were not registered under the Securities Act of 1933 based upon an exemption from the registration requirements of the Act for transactions not involving public offerings. Mr. Ferguson's status as an officer and director of the Company and the fact that no public solicitation was involved in the sale were relied upon by the Company in selling the shares pursuant to the exemption. No commissions were paid, no discounts were granted, and no underwriters or brokers were involved. Mr. Ferguson purchased the shares through the exercise of a nonqualified stock option granted to him by the Company under its 1996 Long-Term Incentive Plan. The Company loaned $120,000 to
   Mr. Ferguson which he utilized to pay the purchase price for the shares.

   Item 5.   Other Information

   On May 14, 1997, at the annual shareholders meeting, all proposals described in the proxy statement dated April 11, 1997 were approved.

   The approvals include:

   (a) a reincorporation whereby the Company's state of incorporation will be changed from Nevada to Delaware; the number of authorized shares of Class A Common Stock will be increased from 1,850,000 shares, par value $.20, following the stock split, to 14,975,000 shares, par value $.20; the authorization of 3,000,000 shares of a class of Preferred Stock, par value $.001; and the merger of the Company into its wholly-owned subsidiary, Seal Holdings Corporation, a Delaware Corporation.

   (b)  a reverse-forward split of the Company's Class A and Class B
   Common Stock on a 1 share for 2 shares basis, such reverse stock split to be accomplished by an initial reverse stock split on a 1 share for 50 share basis, followed by a forward stock split on a 25 shares to 1 share basis. The aggregate number of authorized Class A Common Stock will be 1,850,000, and the aggregate number of Class B Common Stock will be 25,000. Both classes of Common Stock will have a par value of $.20.

   Item 6.   Exhibits and Reports on Form 8-K.

   (a)   Exhibits.

         10.1 Secured Promissory Note dated March 25, 1997, made by Thomas M. Ferguson in favor of Seal Fleet, Inc., attached as Exhibit 1 to Amendment No. 1 to Report on
                Schedule 13D dated Maarch 21, 1997, filed by First Magnum Corporation is hereby incorporated by reference.

         10.2 Stock Pledge Agreement dated March 25, 1997, made by Thomas M. Ferguson in favor of Seal Fleet, Inc., attached as Exhibit 2 to Amendment No. 1 to Report on Schedule
                13D dated March 21, 1997, filed by First Magnum
                Corporation is hereby incorporated by reference.

         10.3   1996 Long-Term Incentive Plan, as amended.

         10.4 1997 Incentive Option Plan attahced to the proxy statement for the annual meeting of stockholders held
                May 14, 1997, is hereby incorporated herein by reference.

         27     Financial Data Statement

   (b)   Reports on Form 8-K.

         None

                            SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SEAL FLEET, INC. (Registrant)



        Date: May 14, 1997             By /s/  James S. Goodner
                                      - - - - - - - - - - - - - -
                                           James S. Goodner
                                          Vice President and
                                         Chief Financial Officer

                          EXHIBIT INDEX

Exhibit       Description
-------       -----------
10.1          Secured Promissory Note dated March 25, 1997, made by
              Thomas M. Ferguson in favor of Seal Fleet, Inc., attached
              as Exhibit 1 to Amendment No. 1 to Report on Schedule 13D
              dated March 21, 1997, filed by First Magnum Corporation is hereby incorporated herein by reference.

10.2          Stock Pledge Agreement dated March 25, 1997, made by Thomas
              M. Ferguson in favor of Seal Fleet, Inc., attached as Exhibit
              2 to Amendment No. 1 to Report on Schedule 13D dated March
              21, 1997, filed by First Magnum Corporation is hereby incorporated herein by reference.

10.3          1996 Long-Term Incentive Plan, as amended.

10.4 1997 Incentive Option Plan attached to the proxy statement for the annual meeting of stockholders held may 14, 1997, is hereby incorporated herein by reference.

27            Financial Data Schedule


