Form 10QSB
period 1997-06-30
SEAL HOLDINGS CORP
filed 1997-08-14
CIK 110027

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC   20549


                                 FORM 10-QSB


   [x]   Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
         For the quarterly period ended June 30, 1997

   [ ]   Transition Report Pursuant to Section 13 of 15(d) of the
         Securities Exchange Act of 1934


         Commission file number 0-5667


                          Seal Holdings Corporation
            (Exact name of registrant as specified in its charter)


                Delaware                         64-0769296
         (State of Incorporation)           (IRS Employer ID No.)


     125 Worth Avenue, Suite 314, Palm Beach, Florida         33480
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


   Class A common stock, par value $.20 per share, 1,219,756 shares outstanding as of August 5, 1997

   Class B common stock, par value $.20 per share, 25,000 shares outstanding as of August 5, 1997


   Transitional Small Business Disclosure Format (Check one):
                                              Yes ( )    No (X)

                                      INDEX




                                                               Page
   PART I.   FINANCIAL INFORMATION


        Condensed Consolidated Balance Sheets                   3


        Condensed Consolidated Statements of
        Operations                                              5

        Condensed Consolidated Statements of Cash
        Flows                                                   6


        Notes to Condensed Consolidated Financial Statements    7

        Management's Discussion and Analysis of Financial
        Condition and Results of Operations                     8


   PART II.   OTHER INFORMATION

        Item 1.  Legal Proceedings                              9

        Item 2.  Changes in Securities                          9

        Item 4.  Results of Votes of Security Holders           9

        Item 6.  Exhibits and Reports on Form                  11

   PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

                  SEAL HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands of dollars)


                                              June 30      December 31
                                                1997          1996
                                            (UNAUDITED)     (AUDITED)
   ASSETS
   Current Assets:

      Cash and Cash Equivalents (Note B)      $  2,204     $  2,437
      Other receivables                             12           14
      Prepaid Expenses                               7            8
      Net assets of discontinued operations
         (Note C)                                  132           64
                                              --------     --------
  Total current assets                           2,155        2,523


   PROPERTY AND EQUIPMENT

      Furniture and equipment                       99           58
      Less accumulated depreciation                (56)         (53)
                                              --------     --------
  Property and equipment, net                       43            5


   OTHER ASSETS

      Assets held for resale (Note D)                           154
      Other assets                                  40            4
                                              --------     --------
   TOTAL ASSETS                               $  2,238     $  2,686
                                              ========     ========

                    SEAL HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands of dollars)


                                             June 30      December 31
                                               1997           1996
                                           (Unaudited)      (Audited)
   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities

      Trade accts. payable & accrued exp      $    116     $     54
                                              --------     --------
   Total current liabilities                       116           54

                                              --------     --------
   Total liabilities                               116           54


   SHAREHOLDERS' EQUITY

   Class A common stock, $.20 par
     value; 14,975,000 shares author-
     ized and 1,216,124 shares
     issued in 1997.  $.10 par value;
     3,700,000 shares authorized and
     2,432,248 shares issued in 1996               243          243
   Class B common stock, $.20 par
     value; 25,000 shares author-
     ized, issued and outstanding in
     1997.  $.10 par value; 50,000
     shares authorized, issued and
     outstanding in 1996                             5            5
   Additional paid-in capital                    4,475        4,475
   Accumulated deficit                          (2,508)      (2,042)
   Class A common stock held in
     treasury at cost; 169,843 and
     447,621 shares in 1997 and 1996,
     respectively                                 ( 93)         (49)
                                              --------     --------
     Shareholders' equity                        2,122        2,632
                                              --------     --------
   LIABILITIES AND SHAREHOLDERS' EQUITY       $  2,238     $  2,686
                                              ========     ========

   See notes to condensed consolidated financial statements.

                   SEAL HOLDINGS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands of dollars except per share amounts)
                                  (Unaudited)

                              Three months ended      Six Months ended
                                    June 30                June 30
                               1997        1996       1997       1996
                             --------    --------   -------     -------
Income from continuing
  operations                 $ ( 179)   $           $ (466)     $

 Income (loss) from
  discontinued operations
  (less applicable income
  tax)                                      101                     367
                              -------    -------     -------     -------
Net income (loss)            $ ( 179)   $   101     $ (466)     $   367



NET INCOME (LOSS) PER SHARE
 From continuing operations  $  (.15)    $  .00     $ (0.39)    $
 From discontinued operations    .00     $  .05                 $  0.37



 WEIGHTED AVERAGE
 SHARES OUTSTANDING        1,184,756    984,867   1,184,756      985,867







   See notes to condensed consolidated financial statements.

                      SEAL HOLDINGS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (in thousands of dollars)
                                     (Unaudited)

                                                      Six months ended
                                                          June 30
                                                     1997          1996
                                                    ------        ------
   OPERATING ACTIVITIES
   Net income (loss)                                $   (466)     $  367

   Adjustments to reconcile net income
     (loss) to net cash provided by operating activities:
       Depreciation and amortization                       3
       Changes in operating assets
         Accounts and notes receivable                     3
         Other assets                                    (36)
         Accounts payable - trade                         62
       Changes in net assets of discontinued
         operations                                       86        (580)
                                                    --------    --------
   Net cash provided (required) by
     operating activities                               (348)       (213)

   INVESTING ACTIVITIES
   Purchase of property and equipment                    (41)         (3)
                                                    --------    --------
   Net cash provided (required)
     by investing activities                             (41)         (3)

   FINANCING ACTIVITIES
   Decrease in long-term debt of discontinued
     operations                                                     (198)
   Purchase of treasury stock                            (44)
                                                    --------    --------
   Net cash required by financing activities             (44)       (198)

   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (433)       (414)

   CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                               2,437       1,055
                                                    --------    --------
   CASH AND CASH EQUIVALENTS AT
     JUNE 30, 1997 AND 1996                         $  2,004   $     641
                                                    ========    ========

     See notes to condensed consolidated financial statements.

                       SEAL HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the presentation of prior year's results as discontinued operations - See Note C) considered necessary for a fair presentation have been included. All data in the financial statements is in thousands of dollars except share quantities and per-share amounts.

These financial statements, footnotes and discussions should be read in conjunction with audited financial statements and related footnotes in the Seal Fleet, Inc. annual report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission. Operating results for the three month period and the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

On June 30, 1997, Seal Fleet, Inc. merged into its wholly owned subsidiary, Seal Holdings Corporation with Seal Holdings Corporation remaining as the survivor corporation. On that same date, the companies effected a reverse and forward split of the Company's stock, more fully described in the proxy statement dated April 11, 1997, and discussed in Part II, Item 2, below.

NOTE B - CASH AND CASH EQUIVALENTS

The Company's Cash and Cash Equivalents at June 30, 1997 consisted of money market and demand deposits of $82, Certificates of Deposit of $389, US Government agency bonds of $784, and Commercial Paper of $749. All maturities are of less than 90 days.

NOTE C - SALE OF DISCONTINUED OPERATIONS

On August 14, 1996, the Company sold all marine assets and ceased all activities which were related to ownership, management, brokerage, and operation of offshore supply ships. All related activities for the three months ended June 30, 1996 and the six months ended June 30, 1996 have been presented in the accompanying financial statements as discontinued operations.

NOTE D - ASSETS HELD FOR RESALE

At December 31, 1996, the Company owned a tract of unimproved land in Brazoria County, Texas which was recorded at its estimated fair market value of $154,000. This land was sold to the United States Department of the Interior's Fish and Wildlife Service for the stated fair market value. Payment was received during April, 1997.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company continues its transition from the offshore marine business to a new line of business within the healthcare industry more fully described in the Current Report on Form 8-K dated June 10, 1997.


RESULTS OF THE QUARTER ENDED JUNE 30, 1997

The ongoing activities of the Company during the quarter were related to the evaluation of investment alternatives within the healthcare industry, the positioning of the Company for future growth through establishing Seal Holdings Corporation, and preparation for the reverse and forward splits of the Company's common stock; all reflected in the proxy statement dated April 11, 1997 and, with respect to the Company's entry into the healthcare industry, on Form 8-K dated June 10, 1997.

The major elements of expense, offset by interest income from short-term investments, reflected in the net loss, year-to-date of $466 include:

    Salaries and Benefits              $ 92
    Contract Labor                        4
    Legal and Audit                     172
    Business Travel & Entertainment      47
    Shareholder Relations               132
    Office Rent and Supplies              9
    Other                                62
                                      -----
      Sub-Total                       $ 518

    Interest and Dividend Income         55
    Other Non-operating items           ( 3)
                                      -----
    Net Income (Loss)                 $(466)

During the three month period ended June 30, 1997, the Company continued to wind down the discontinued operations. There was no impact on earnings from discontinued operations in that an allowance was set up at December 31, 1996 to cover the estimated future impact of discontinued operations.




PART II.   Other Information

Item 1.   Legal Proceedings

The Company is not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to the discontinued business.

Item 2.   Changes in Securities

On June 30, 1997, the Company effected a one-for-fifty-shares reverse split of the Company's common stock, immediately followed by a twenty-five-shares-for-one share forward split of the Company's common stock. On that same date, Seal Fleet, Inc. merged into its wholly owned subsidiary, Seal Holdings Corporation with Seal Holdings Corporation remaining as the survivor corporation.

The reverse stock split resulted in all shares being purchased from shareholders holding fewer than 50 shares and, excess shares over even multiples of fifty shares from shareholders holding more than fifty shares. Of the 2,502,405 outstanding shares in Seal Fleet, Inc. prior to the reverse split, an estimated 62,894 shares were purchased. This share repurchase resulted in an insignificant change in the relative percentage of total shares held by individual shareholders.

Following the forward split, new share certificates are being issued by Seal Holdings Corporation.

Item 4.   Results of Votes of Security Holders

On May 14, 1997, the Company held its annual meeting pursuant to the notice of meeting announced in the proxy statement dated April 11, 1997.

The results of the voting on the various proposals is as follows:

Proposal 1: Reduce the number of authorized Directors to between three and twenty-one.

                             For       Against     Abstain    Non-Vote
                            -----      -------     -------    --------
                          1,898,513     31,726      4,877           0

Proposal 2:  The election of directors of the Corporation.

                             For      Withheld   Non-Vote
                            -----     --------   --------
Class A Director:
J.Erik Hvide              1,759,867     27,396     97,853

Class B Directors:
Thomas M. Ferguson           50,000          0          0
Donald L. Caldera            50,000          0          0


Proposal 3:   Ratification of Ernst & Young, LLP as independent
auditors.
                             For        Against    Abstain  Non-Vote
                          ---------     -------    -------  --------
                          1,829,502      4,837      2,924    97,853


Proposal 4:  Ratification of a reverse and forward stock split.

                             For        Against    Abstain
                          ---------     -------    -------
                          1,886,674     34,397     14,045

Proposal 5:   Reincorporation from Nevada to Delaware and change of
company name to Seal Holdings Corporation

                             For        Against    Abstain  Non-Vote
                          ---------     -------    -------  --------
   Class A:               1,602,758     28,979     17,260   236,119
   Class B:                  50,000          0          0         0



Proposal 6: To remove the restriction requiring the Board of Directors to seek stockholder approval of an initial acquisition.

                              For*     Against    Abstain  Non-Vote
                           --------    -------    -------  --------
                            759,609    51,822      6,753    235,499

        * Does not include the 881,433 affiliated votes.

Proposal 7:  Approval of the 1997 Incentive Option Plan.

                              For       Against    Abstain  Non-Vote
                          ---------     -------    -------  --------
                          1,596,978     84,661     17,978   235,499

Item 6.   Exhibits and Reports on Form 8-K.

(a)   Exhibits.

          2. Merger Agreement between Seal Fleet, Inc. and Seal Holdings Corporation, attached to the proxy statement for the annual meeting of stockholders held May 14, 1997, is hereby incorporated herein by reference.

          3.1 Articles of Incorporation of Seal Holdings Corporation, attached to the proxy statement for the annual meeting of stockholders of Seal Fleet, Inc. held May 14, 1997, is hereby incorporated herein by reference.

          3.2 Bylaws of Seal Holdings Corporation, attached to the proxy statement for the annual meeting of stockholders of Seal Fleet, Inc. held May 14, 1997, is hereby incorporated herein by reference.

         10.1 1997 Incentive Option Plan, attached to the proxy statement for the annual meeting of stockholders of Seal Fleet, Inc. held May 14, 1997, is hereby incorporated herein by reference.

         27    Financial Data Statement

(b)   Reports on Form 8-K.

      The Company filed three reports on Form 8-K during the quarter ended June 30, 1997. On April 30, 1997, the Company filed a report on Form 8-K to report a change in the Company's independent auditors. On May 20, 1997, the Company filed a report on Form
      8-K to announce the approval at the annual meeting of stockholders held on May 14, 1997, of all of the proposals set forth in the proxy statement for such annual meeting.

      On June 10, 1997, the Company filed a report on Form 8-K to announce the formation of a healthcare subsidiary, Primary Care Medical Centers of America, Inc., to develop multi-disciplinary primary care networks, and to assume certain business operations and executive management of Medi-Consultants, Inc., of West Palm Beach, Florida.

                            SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SEAL HOLDINGS CORPORATION (Registrant)



        Date: August 13,1997           By /s/  James S. Goodner
                                      - - - - - - - - - - - - - -
                                           James S. Goodner
                                          Vice President and
                                        Chief Financial Officer

                         EXHIBIT INDEX



Exhibit       Description
--------       -----------

2. Merger Agreement between Seal Fleet, Inc. and Seal Holdings Corporation, attached to the proxy statement for the annual meeting of stockholders held May 14, 1997, is hereby incorporated herein by reference.

3.1 Articles of Incorporation of Seal Holdings Corporation, attached to the proxy statement for the annual meeting of stockholders of Seal Fleet, Inc. held May 14, 1997, is hereby incorporated herein by reference.

3.2 Bylaws of Seal Holdings Corporation, attached to the proxy statement for the annual meeting of stockholders of Seal Fleet, Inc. held May 14, 1997, is hereby incorporated herein by reference.

10.1 1997 Incentive Option Plan, attached to the proxy statement for the annual meeting of stockholders of Seal Fleet, Inc. held May 14, 1997, is hereby incorporated herein by reference.

27          Financial Data Statement