Form 10QSB
period 1997-09-30
SEAL HOLDINGS CORP
filed 1997-11-14
CIK 110027

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC   20549


                                 FORM 10-QSB


   [x]   Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
         For the quarterly period ended September 30, 1997

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


   Class A common stock, par value $.20 per share, 1,219,756 shares outstanding as of November 5, 1997

   Class B common stock, par value $.20 per share, 25,000 shares outstanding as of November 5, 1997


   Transitional Small Business Disclosure Format (Check one):
                                              Yes ( )    No (X)

                                      INDEX




                                                               Page
   PART I.   FINANCIAL INFORMATION


        Condensed Consolidated Balance Sheets                   3


        Condensed Consolidated Statements of
        Operations                                              5

        Condensed Consolidated Statements of Cash
        Flows                                                   6


        Notes to Condensed Consolidated Financial Statements    7

        Management's Discussion and Analysis of Financial
        Condition and Results of Operations                     8


   PART II.   OTHER INFORMATION

        Item 1.  Legal Proceedings                              9

        Item 6.  Exhibits and reports on Form 8-K               9

   PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

                  SEAL HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands of dollars)


                                              Sept. 30      December 31
                                                1997          1996
                                            (UNAUDITED)     (AUDITED)
   ASSETS
   Current Assets:

      Cash and Cash Equivalents (Note B)      $  1,689     $  2,437
      Other receivables                             84           14
      Prepaid Expenses                              18            8
      Net assets of discontinued operations
         (Note C)                                  132           64
                                              --------     --------
  Total current assets                           1,923        2,523


   PROPERTY AND EQUIPMENT

      Furniture and equipment                      110           58
      Less accumulated depreciation                (58)         (53)
                                              --------     --------
  Property and equipment, net                       52            5


   OTHER ASSETS

      Assets held for resale (Note D)                           154
      Other assets (Note E)                        182            4
                                              --------     --------
   TOTAL ASSETS                               $  2,157     $  2,686
                                              ========     ========

                    SEAL HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands of dollars)


                                            September 30  December 31
                                               1997           1996
                                           (Unaudited)      (Audited)
   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities

      Trade accts. payable & accrued exp      $     78      $    54
                                              --------     --------
   Total current liabilities                        78           54

                                              --------     --------
   Total liabilities                                78           54


   SHAREHOLDERS' EQUITY

   Class A common stock, $.20 par
     value; 14,975,000 shares author-
     ized and 1,336,124 shares
     issued in 1997.  $.10 par value;
     3,700,000 shares authorized and
     2,432,248 shares issued in 1996               243          243
   Class B common stock, $.20 par
     value; 25,000 shares author-
     ized, issued and outstanding in
     1997.  $.10 par value; 50,000
     shares authorized, issued and
     outstanding in 1996                             5            5
   Additional paid-in capital                    4,475        4,475
   Accumulated deficit                          (2,551)      (2,042)
   Class A common stock held in
     treasury at cost; 116,369 and
     169,843 shares in 1997 and 1996,
     respectively                                 ( 93)         (49)
                                              --------     --------
     Shareholders' equity                        2,079        2,632
                                              --------     --------
   LIABILITIES AND SHAREHOLDERS' EQUITY       $  2,157     $  2,686
                                              ========     ========

   See notes to condensed consolidated financial statements.

                   SEAL HOLDINGS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands of dollars except per share amounts)
                                  (Unaudited)

                              Three months ended     Nine Months ended
                                 September 30           September 30
                               1997        1996       1997       1996
                             --------    --------   -------     -------
Income from continuing
  operations                 $ (  61)   $           $ (509)     $

 Income (loss) from
  discontinued operations
  (less applicable income
  tax)                                   (1,399)                 (1,033)

 Gain on sale of discon-
  tinued operations (less
  applicable income tax of
  $250,000)                               7,422                   7,422
                              -------    -------     -------     -------
Net income (loss)            $ (  61)   $ 6,023     $ (509)     $ 6,389



NET INCOME (LOSS) PER SHARE
 From continuing operations  $  (.05)    $  .00     $ (0.42)    $
 From discontinued operations    .00     $ 6.01                 $  6.28



 WEIGHTED AVERAGE
 SHARES OUTSTANDING        1,194,756  1,001,299   1,204,756    1,016,731







   See notes to condensed consolidated financial statements.

                      SEAL HOLDINGS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (in thousands of dollars)
                                     (Unaudited)

                                                     Nine months ended
                                                       September 30
                                                     1997          1996
                                                    ------        ------
   OPERATING ACTIVITIES
   Net income (loss)from continuing operations      $   (509)     $
   Net income (loss)from discontinued operations                   6,389

   Adjustments to reconcile net income
     (loss) to net cash provided by operating activities:
       Depreciation and amortization                       5
       Changes in operating assets and liabilities
         Accounts and notes receivable                   (80)      3,323
         Other assets                                   (178)        429
         Accounts payable - trade                         24      (3,355)
         Interest payable                                           (877)
         Other liabilities                                           250
       Changes in net assets of discontinued
         operations                                       86      (7,034)
                                                    --------    --------
   Net cash provided (required) by
     operating activities                               (652)       (875)

   INVESTING ACTIVITIES
   Purchase of property and equipment                    (52)         (3)
   Proceeds from sale of discontinued operations                  10,075
   Proceeds from sale of furniture and equipment                       6
                                                    --------    --------
   Net cash provided (required)
     by investing activities                             (52)     10,078

   FINANCING ACTIVITIES
   Decrease in long-term debt of discontinued
     operations                                                   (9,323)
   Increase in capital                                               101
   Purchase of treasury stock                            (44)
                                                    --------    --------
   Net cash required by financing activities             (44)     (9,222)

   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (748)       ( 19)

   CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                               2,437       1,055
                                                    --------    --------
   CASH AND CASH EQUIVALENTS AT
     SEPTEMBER 1997 AND 1996                         $ 1,689   $   1,036
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

These financial statements, footnotes and discussions should be read in conjunction with audited financial statements and related footnotes in the Seal Fleet, Inc. annual report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission. Operating results for the three month period and the nine month period ended September, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

On June 30, 1997, Seal Fleet, Inc. merged into its wholly owned subsidiary, Seal Holdings Corporation with Seal Holdings Corporation remaining as the survivor corporation. On that same date, the companies effected a reverse and forward split of the Company's stock, more fully described in the proxy statement dated April 11, 1997.

NOTE B - CASH AND CASH EQUIVALENTS

The Company's Cash and Cash Equivalents at September 30, 1997 consisted of money market and demand deposits of $593, Certificates of Deposit of $336 and US Government agency bonds of $760. All maturities are of less than 90 days.

NOTE C - SALE OF DISCONTINUED OPERATIONS

On August 14, 1996, the Company sold all marine assets and ceased all activities which were related to ownership, management, brokerage, and operation of offshore supply ships. All related activities for the three months ended September 30, 1996 and the nine months ended September 30, 1996 have been presented in the accompanying financial statements as discontinued operations.

NOTE D - ASSETS HELD FOR RESALE

At December 31, 1996, the Company owned a tract of unimproved land in Brazoria County, Texas which was recorded at its estimated fair market value of $154,000. This land was sold to the United States Department of the Interior's Fish and Wildlife Service for the stated fair market value. Payment was received during April, 1997.

NOTE E - ORGANIZATION COSTS

At September 30, 1997 Other Assets includes organization costs of $144,000 relating to the company's planned investment in the healthcare industry.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company continues its transition from the offshore marine business to a new line of business within the healthcare industry more fully described in the Current Report on Form 8-K dated June 10, 1997.


RESULTS OF THE QUARTER ENDED SEPTEMBER 30, 1997

The ongoing activities of the Company during the quarter were related to the evaluation of investment alternatives within the healthcare industry, reflected on Form 8-K dated June 10, 1997.

The major elements of expense, offset by interest income from short-term investments, reflected in the net loss, for the quarter of $61 and year-to to-date of $509 include:


                                        QTD             YTD
                                        ---             ---
    Salaries and Benefits              $ 62            $140
    Contract Labor                                        4
    Legal and Audit                      29             181
    Business Travel & Entertainment       1              48
    Shareholder Relations               (29)            122
    Office Rent and Supplies             17              23
    Other                                14              78
                                      -----            -----
      Sub-Total                        $ 94           $ 596

    Income from operations                8               8
    Interest and Dividend Income         27              83
    Other Non-operating items            (2)            ( 4)
                                      -----            -----
    Net Income (Loss)                  $(61)          $(509)

During the three month period ended September 30, 1997, the Company continued to wind down discontinued operations. There was no impact on earnings from discontinued operations in that an allowance was set up at December 31, 1996 to cover the estimated future impact of discontinued operations.



PART II.   Other Information

Item 1.   Legal Proceedings

The Company is not party to any material pending legal proceeding, other than ordinary routine litigation incidental to the discontinued business.

Item 6.   Exhibits and Reports on Form 8-K.

(a)   Exhibits.

         27    Financial Data Statement





                            SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SEAL HOLDINGS CORPORATION (Registrant)



        Date: November 13,1997           By /s/  James S. Goodner
                                      - - - - - - - - - - - - - -
                                           James S. Goodner
                                          Vice President and
                                        Chief Financial Officer

                         EXHIBIT INDEX



Exhibit       Description
--------       -----------

27          Financial Data Schedule