Form 10KSB
period 1997-12-31
SEAL HOLDINGS CORP
filed 1998-03-31
CIK 110027

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC   20549
                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

COMMISSION FILE NUMBER 0-5567

                          SEAL HOLDINGS CORPORATION
                 (Name of small business issuer in its charter)

               Delaware                                        65-0769296
       (State of Incorporation)                           (IRS Employer ID No.)

     125 WORTH AVENUE, SUITE 314
         PALM BEACH, FLORIDA                                   33480-4466
(address of principal executive offices)                       (zip code)

            (561) 833-5111
      (issuer's telephone number)

Securities registered under Section 12(b) of the Act:     None

Securities registered under Section 12(g) of the Act:     Class A Common
                                                          Stock, par value $.20

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

State issuer's revenues for its most recent fiscal year:.........  $  115,000

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 26, 1998:........  $  452,282

State the number of shares outstanding of the issuer's classes of common stock as of February 26, 1998:

Class A common stock, $.20 par value           1,193,601 shares
Class B common stock, $.20 per value              25,000 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders, which will be filed within 120 days from the end of the fiscal year covered by this Annual Report on Form 10-KSB, are incorporated by reference into Part III hereof.

Transitional Small Business Disclosure Format (check one)

Yes      No  X
   -----   -----

                                PART I

Item 1.  DESCRIPTION OF BUSINESS

Business Development - The History of Seal Holdings Corporation

Seal Holdings Corporation ("the Company") is a corporation organized in March 1997 under the laws of the State of Delaware as a wholly owned subsidiary of the then registrant, Seal Fleet, Inc., and is the successor thereof as herein described.

As used in this report, the terms "Seal" and "the Company" may refer to Seal Fleet, Inc. and its subsidiaries or to Seal Holdings Corporation and its subsidiaries unless the context indicates otherwise.

Prior to 1979, Seal Holdings Corporation's primary business was life insurance with the Company operating under the name "First National Corporation." In 1979, the Company went through a quasi-reorganization.
It sold its insurance business, had a simultaneous reverse and forward stock split, purchased an offshore service boat company, and amended its Articles of Incorporation to change its name from First National Corporation to Seal Fleet, Inc. to describe the nature of its business.

On August 14, 1996, with stockholder approval, Seal Fleet sold its operating assets to Hvide Marine Incorporated (Hvide) and left the offshore supply business. Several factors led the Company to sell its marine assets.

The Company was in default on its debt of over $7 million, had a negative net worth, and had only minimal continuing marine operations remaining. The Company was in competition with large marine companies capable of making significant investment which increased the difficulty for small companies, such as Seal to compete. Because of the overall financial condition of the offshore marine industry, the prices for the Company's supply boats reached levels where the Company concluded that it was appropriate to sell its marine assets and transform the nature of its business.

At the Annual Meeeting of Stockholders held on May 14, 1997, several proposals were approved to implement the new direction of the Company.
To reduce the administrative costs associated with maintaining shareholders with fewer than 50 shares, the stockholders approved the purchase of such shares through a reverse stock split of the Company's Class A and Class
B common stock. On June 30, 1997, the Company effected a one-for-fifty shares reverse split of the common stock, immediately followed by a twenty-five-shares-for-one share forward split of the Company's common stock. The reverse stock split resulted in all shares being purchased from stockholders holding fewer than 50 shares, and excess shares over even multiples of fifty shares from stockholders holdings more than fifty shares. Of the outstanding shares in Seal Fleet, Inc. prior to the reverse split, approximately 65,200 shares were purchased at a price of $.70 per share. This share repurchase resulted in an insignificant change in the relative percentage of total shares held by individual stockholders.

Also approved at the Annual Meeting of Stockholders was the Reincorporation Proposal whereby the Company's state of incorporation was changed from Nevada to Delaware as a result of the merger of the Company into its wholly-owned subsidiary, Seal Holdings Corporation, a Delaware corporation. The stockholders also approved a proposal to increase the number of authorized shares of Class A common stock to 14,975,000 shares and to create a class of preferred stock (No preferred stock has been issued by the Company.). Finally, the stockholders approved the removal of a restriction requiring the Board of Directors to seek stockholder approval of an initial acquisition in its transformation process, to the extent that such approval is not required by applicable law.

In this report, reference is made to the "discontinued operation." This term refers to the business of the Company prior to August 14, 1996.

The Company's current business objective is the acquisition of one or more operating businesses with growth potential. The Company has identified health care services as a business opportunity of particular promise, and it intends to utilize cash, equity, debt or a combination thereof in effecting such acquisitions. The Company is presently investigating acquisition opportunities in this industyr. There can be no assurance that the Company will succeed in acquiring any businesses or in operating any business which is may acquire.

The Company is now effectively controlled by First Magnum Corporation ("Magnum") which owns all of the Class B common stock and is entitled to elect a majority of the directors of the Company. The sole shareholder of Magnum is Thomas M. Ferguson ("Ferguson"), the Company's Chairman, President and Chief Executive Officer.


Principal Products and Services

The Company can be described as an acquisition company, and as such has no products or services. As more particularly developed herein, the Company has announced that it is investigating opportunities in the health care industry. The Company has devoted substantial resources to pursuing such opportunities.


Significant Customers

The Company currently has no customers.


Competitive Conditions

The Company faces intense competition in its efforts to acquire operating businesses. Many other companies seeking to acquire businesses have greater resources than does the Company.


Governmental Regulations

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


Number of Employees.

Currently, the Company employs six people, in addition to using consultants and accounting and legal professionals. None of the Company's employees is represented by a labor union.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company

The corporate and general offices of the Company are located in leased space of approximately 1,950 square feet in Palm Beach, Florida. This lease expires on March 31, 2002.

The Company also rents public warehouse space in West Palm Beach for storage of Company records. This rental agreement is "month to month."

At the beginning of 1997 the Company owned a 516-acre tract of unimproved land in Brazoria County, Texas. The land was considered to be "wet lands" not subject to commercial development. Much of the land bordering the Company's tract had been purchased by the Fish and Wildlife Service of the United States Department of Interior for a bird sanctuary. This land was sold to the Fish and Wildlife Service for its stated fair market value of $154,000. Payment was received by the Company in April, 1997.


ITEM 3.  LEGAL PROCEEDINGS

The Company is involved only in litigation which it deems to be in the ordinary course of the discontinued marine business which it conducted prior to August 14, 1996. Some of this litigation has to do with boat employee injury claims which are insured. Additional cases are maritime asbestos claims agianst the Company. On May 1, 1996, the asbestos claims were administratively dismissed subject to reinstatement on motion of plaintiff's counsel. It is expected that all of these cases will be reinstated in the future. The Company is presently unable to determine what, if any, impact these cases could have upon the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 1997 through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

There is no public market for the Class B common stock, all of which is owned by First Magnum Corporation, an entity wholly owned by Mr. Thomas M. Ferguson, the Company's Chairman, President and Chief Executive Officer.

The Class A common stock (1,311,123 shares issued, including 117,522 shares held in treasury, as of February 26, 1998) is publicly traded in the over-the-counter market under the symbol SEAH. Through November 1987, the Company's shares were listed on the National Association of Securities Dealers Automated Quotation ("NASDAQ") under the symbol SEALA. At that time, NASDAQ dropped the listing because the Company no longer maintained the required equity level. Since November 1987, the stock has been listed on the National Daily Quotation Service ("Pink Sheets"). The following table provides information regarding the bid prices for Class A common stock during the periods indicated.


                        1997        1996
                    HIGH   LOW   HIGH   LOW
                    ----   ----  ----  ----
First Quarter       $1.43 $ .96 $ .62  $.38
Second Quarter       1.33  1.08   .88   .50
Third Quarter        1.33   .83  1.12   .50   ,
Fourth Quarter       1.13   .94  1.38   .76


Prices prior to June 30, 1997 have been adjusted to reflect the impact of the one-for-two reverse/forward stock split. The resulting prices are not necessarily indicative of what actual prices would have been had the reverse/ forward stock split occurred prior to 1996.

The high and low bid information set forth above was taken from the CompuServe-provided database of historical stock pricing. These bid prices are inter-dealer price quotations, which do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.


HOLDERS

The number of stockholders of record as of Febuary 26, 1998, were 1,739 for Class A common stock and one for Class B common stock.


DIVIDENDS

The Company has no plans to declare or pay dividends, in cash or otherwise, in the foreseeable future. Any change in those plans in the future will depend on earnings, if any, of the Company, its financial requirements and other factors. The Company has never had any redeemable preferred stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

During the year 1997, as confirmed to stockholders and stated in its Form 8-K dated June 10, 1997, and in subsequent regular reports on Form 10-Q, the Company invested in developing health care expertise in order to advance its decision to engage in acquisitions or investments in that business sector.

In 1997, the Company employed two senior executives, knowledgeable in health care, and utilized consultants, accountants and attorneys in developing a business strategy and in negotiating with physicians for the purpose of establishing a network of centers for the treatment of musculo-skeletal injuries and disease. The network concept embodies the establishment of a multi-disciplinary regimen of integrated care using different medical disciplines in the treatment, diagnoses, ancillary testings, physical and occupational therapy and rehabilitation of patients. The Company continues to develop the concept and study both public and private financing option.

Although substantial expenditures have been made for staff, consultants, accountants, attorneys as well as related developmental expenditures to further the health care program, no assurance can be made that the Company will successfully implement this program. These expenses have led to a loss for 1997 because the Company did not generate revenues sufficient to offset such expenditures.

Since the Company presently has no operations, the impact of the Year 2000 issue on the Company's financial and other computer systems is not considered to be significant.


FINANCIAL CONDITION

The Company satisfies, in part, its working capital needs with funds generated from interest and dividend income on short-term investments. When working capital needs exceed interest and dividend income, short term investments are liquidated. Working capital requirements include salaries, travel and other expenses associated with evaluating possible business combinations. Capital expenditures incurred in 1997 consisted of minor leasehold improvements on rented space along with purchases of some furniture and office equipment. Under the terms of the office lease, most of the Company's requirements for furniture were supplied by the landlord.

The Company has no outstanding bank debt.

The Company's liquid assets have been diminished in furtherance of its investigations towards the acquisition or development of a new line of business. The Company believes it has sufficient cash reserves to continue operations through December 31, 1998. The Company's long-term ability to meet its operating expenses will be dependent on its ability to raise additional capital or to complete a business combination successfully with an entity with sufficient cash flow to meet the Company's ongoing obligations.


RESULTS OF OPERATIONS

As a result of the substantial expenditures incurred by the Company in connection with the physician practice management program, the Company incurred a loss of $1,716,343 in 1997.


RISK FACTORS

The future viability and success of the Company are subject to numerous risks and uncertainties, several of which are described below:

     No Agreement for Business Combination or Other Transaction. The Company is attempting to establish its network of multi-disciplinary centers, but it does not have any arrangement, agreement, financing or understanding with respect to a merger with, or acquisition of, any business or entity. A large number of established and well financed entities, including venture capital firms, are active in mergers and acquisitions of private companies which may be desirable target candidates for the Company. Many of such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company, and consequently, the Company will be at a competitive disadvantage in identifying possible merger or acquisition candidates. There can be no assurance the Company will be successful in concluding a merger or acquisition or that any such transaction will prove beneficial to the Company.

     No Operating History. The Company has no operating history in any line of business which it is likely to select for its future operations. There can be no assurance that the Company's activities will be profitable.

     Limited Financial Resources. The Company's only assets are cash, short-term investments, furniture, and equipment. The Company's liquid assets have been diminished in furtherance of its investigations towards the acquisition or development of a new line of business. The Company's long-term ability to meet its operating expenses will be dependent on its ability to raise additional capital or to complete a business combination successfully with an entity with sufficient cash flow to meet the Company's ongoing obligations. Any business activity that the Company eventually undertakes may require substantial capital, which may be difficult to obtain or may not be available. The success of the Company will be dependent upon its ability to acquire additional capital.

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

     Dependence on Inexperienced Management. The success of the Company largely depends upon the active participation of individuals with experience in the business sectors in which the Company becomes involved. At the present time, the Company may not have sufficient experience or expertise in these business sectors. Opportunities which may become available to the Company for mergers or acquisitions may be lost or delayed as a result of the limited amount of experienced resources the Company has to devote to such opportunities. Once the Company acquires a business opportunity, the acquired Company's current management may resign which could result in the need to hire additional management personnel. In order to supplement the business experience of management, the Company may employ accountants, technical experts, appraisers, attorneys or other consultants or advisors.
The selection of any such advisors will be made by management without any control from stockholders. Additionally, it is anticipated that such persons would be engaged by the Company on an independent basis without a continuing fiduciary or other obligation to the Company.

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

     Conflicts of Interest. All of the directors and most of the officers of the Company are associated with other firms or occupations involving other business activities. Because of these affiliations and because these individuals may not devote full time to the affairs of the Company, there are potential inherent conflicts of interest in their acting as directors and officers of the Company and of other entities. The Company's directors and officers may be directors or controlling stockholders of other entities engaged in a variety of businesses which may in the future have various transactions with the Company. Additional conflicts of interest and non-arm's length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firms with which the Company transacts business. The Company may pay finder's fees or other fees to its officers, directors or affiliates in connection with any potential business combination involving the Company.

     Control by Single Stockholder. Magnum owns all of the Class B common stock and is able to select a majority of the Board of Directors of the Company and thus controls the direction of the Company.

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

ITEM 7.  FINANCIAL STATEMENTS








                   SEAL HOLDINGS CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Certified Public Accountant        11

Report of Independent Certified Public Accountant        12

Consolidated Balance Sheets--
  December 31, 1997 and 1996                             13

Consolidated Statements of Operations--
  Years ended December 31, 1997 and 1996                 14

Consolidated Statements of Shareholders' Equity--
  Years ended December 31, 1997 and 1996                 15

Consolidated Statements of Cash Flows--
  Years ended December 31, 1997 and 1996                 16

Notes to Consolidated Financial Statements               17

Report of Independent Certified Public Accountants


Shareholders and Board of Directors
Seal Holdings Corporation


We have audited the accompanying consolidated balance sheet of Seal Holdings Corporation and subsidiaries (formerly known as Seal Fleet, Inc.) as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seal Holdings Corporation and subsidiaries at December 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


ERNST & YOUNG LLP

West Palm Beach, Florida
March 27, 1998

INDEPENDENT AUDITORS' REPORT



Shareholders and Board of Directors
Seal Holdings Corporation

We have audited the consolidated balance sheets of Seal Holdings Corporation (formerly known as Seal Fleet, Inc.) and subsidiaries as of December 31, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seal Holdings Corporation and subsidiaries at December 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


PANNELL KERR FORSTER OF TEXAS, P.C.


February 4, 1997, except for the first
three paragraphs under "Options" in
Note C, as to which the date is March 21, 1997

                   Seal Holdings Corporation and Subsidiaries
                          Consolidated Balance Sheets
                             (Dollars in Thousands)




                                                               December 31,
                                                             ----------------
                                                              1997      1996
                                                             ------    ------


                                     ASSETS

Current assets
 Cash, includes $960 and $2,171 of cash equivalents
     in 1997 and 1996, respectively                          $1,037    $2,437
 Other receivables                                                8        14
 Prepaid expenses                                                 7         8
 Net assets of discontinued operations                           64        64
                                                             ------    ------

      Total current assets                                    1,116     2,523
                                                             ------    ------

Furniture and equipment
 Furniture and equipment                                        118        58
 Less accumulated depreciation                                  (61)      (53)
                                                             ------    ------

      Furniture and equipment, net                               57         5
                                                             ------    ------

Other assets
 Land held for sale                                               -       154
 Other assets                                                    16         4
                                                             ------    ------

Total assets                                                 $1,189    $2,686
                                                             ------    ------


See notes to consolidated financial statements

                   Seal Holdings Corporation and Subsidiaries
                          Consolidated Balance Sheets
                             (Dollars in Thousands)




                                                             December 31,
                                                          ------------------
                                                            1997       1996
                                                          -------    -------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Trade accounts payable and accrued expenses              $   304    $    54
 Other current liabilities                                     15          -
                                                          -------    -------

   Total current liabilities                                  319         54
                                                          -------    -------

Total liabilities                                             319         54
                                                          -------    -------

Commitments and contingencies

Shareholders' equity
 Preferred Stock, $.001 par value; 3,000,000 shares
   authorized; no shares issued or outstanding.
 Class A common stock, $.20 par value; 14,975,000 shares
   authorized; 1,311,123 shares issued and outstanding
   at December 31, 1997, and 1,216,123 issued and
   outstanding at December 31, 1996                           267        243
 Class B common stock, $.20 par value; 25,000 shares
   authorized, issued and outstanding in 1997 and 1996          5          5
 Additional paid-in capital                                 4,571      4,475
 Retained deficit                                          (3,758)    (2,042)
 Treasury stock, at cost, 117,522 and 84,920 shares at
   December 31, 1997 and 1996, respectively                   (95)       (49)
 Note receivable - shareholder                               (120)         -
                                                          -------    -------

 Total Shareholders' Equity                                   870      2,632
                                                          -------    -------
 Total liabilities and shareholders' equity                $1,189    $ 2,686
                                                          -------    -------


See notes to consolidated financial statements

                   Seal Holdings Corporation and Subsidiaries
                     Consolidated Statements of Operations
                (Dollars in Thousands, except Per Share Amounts)



                                                           December 31,
                                                     ------------------------
                                                        1997          1996
                                                     ----------     ---------

Revenue
  Interest and dividend income                        $     115      $    -

Expenses
  Salaries and benefits                                     346           -
  General and administrative                                720           -
  Professional fees                                         765
                                -
                                                      ---------      --------
Loss from continuing operations                          (1,716)          -

Discontinued operations (Note B)
 Net loss from discontinued operations in 1996 (less
   applicable income tax benefit of $38)                     -        (1,167)
 Gain on sale of discontinued operations (less
   applicable income tax of $223)                            -         6,836
                                                      ---------     ---------
 Income from discontinued operations                         -         5,669
                                                      ---------     ---------
      Net income (loss) before extraordinary item       (1,716)        5,669

Extraordinary item - gain on extinguishment of debt
 (less applicable income taxes of $16)                       -           484
                                                      ---------     ---------

Net income (loss)                                    $  (1,716)    $   6,153
                                                      ---------     ---------
 Net income (loss) per share - basic
  and dilutive:
     From continuing operations                      $  ( 1.41)    $      -
     From discontinued operations                            -         5.18
     From extraordinary item                                 -          .44
                                                      ---------     ---------
                                                        ( 1.41)    $   5.62
                                                      ---------     ---------

See notes to consolidated financial statements

                    Seal Holdings Corporation and Subsidiaries
                  Consolidated Statements of Shareholders' Equity
                             (Dollars in Thousands)


                                Common Stock
                           ---------------------- Receivable  Additional
                                          Par        from      Paid-In    Retained  Treasury
                            Shares        Value   Shareholder  Capital    Deficit    Stock     Total
                           ---------   ---------- ---------  ----------   --------  ---------  --------

Balance at Jan. 1, 1996     1,241,123      $248                 $4,456    $(8,195)    $(130)   $(3,621)

    Net income - 1996               -         -                      -      6,153         -      6,153

    Treasury stock sold             -         -                     19          -        81        100
                            ---------      ----     ----       -------     ------    -------    -------

Balance at Dec. 31, 1996    1,241,123       248                  4,475     (2,042)      (49)     2,632


    Net loss - 1997                                                        (1,716)             ( 1,716)

    Receivable from Shareholder                    $(120)                                         (120)
    Common Stock issued       120,000        24                     96                             120
    Treasury stock purchased                                                            (46)      ( 46)
                            ---------      ----     -----       ------     -------     -----    -------
 Balance at Dec. 31, 1997   1,336,123      $272    $(120)       $4,571    $(3,758)    $ (95)   $   870

See notes to consolidated financial statements

                   Seal Holdings Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                           (Dollars in Thousands)

                                                                       Year Ended December 31,
                                                                      -----------------------
                                                                          1997         1996
                                                                        --------      -------
Cash flows from operating activities

 Loss from continuing operations                                        $(1,716)
 Adjustments to reconcile net loss from continuing operations before income taxes to net cash provided by operating activities
     Depreciation and amortization                                            8
 Changes in net assets of operations
     Decrease in other receivables                                            6
     Decrease in prepaid expenses                                             1
     Increase in accounts payable and accrued expenses                      250
      Increase in other current liabilities                                  15
                                                                        -------     ------
                                                                         (1,436)

 Income from discontinued operations                                                 5,669
 Adjustments to reconcile pretax income from discontinued operations to net cash provided by discontinued operations
     Depreciation and amortization                                                   1,040
     Loss on disposition of assets                                                  (7,059)
     Change in net assets of discontinued operations                                   971
                                                                        -------     -------
                                                                              -        621

 Income from extraordinary gain                                                        484
 Adjustments to reconcile pretax income from extraordinary gain to net cash provided by discontinued operations
     Gain on extinguishment of debt                                                   (500)
                                                                        -------     -------


         Net cash (required) provided by operating activities            (1,436)       605
                                                                        -------     -------

Cash flows from investing activities
 Decrease in notes receivable                                                 -          3
 Purchases of property and equipment                                        (60)        (5)
 Proceeds from sale of discontinued operations                                -     10,082
 Proceeds from sale of land                                                 154          -
 Purchase of Shares                                                         (46)         -
 Increase in other assets                                                   (12)         -
 Discontinued operations:
   Deferred drydocking additions                                                      (611)
   Decrease (increase) in other assets                                        -         31
                                                                        -------     ------
 Net cash provided by investing activities                                   36      9,500
                                                                        -------     ------

See notes to consolidated financial statements.

                 Seal Holdings Corporation and Subsidiaries
              Consolidated Statements of Cash Flows - Continued
                          (Dollars in Thousands)

                                                                       Year ended December 31
                                                                          1997        1996
                                                                         ------      -------

Cash flows from financing activities
 Proceeds from sale of treasury stock                                                    100
 Decrease in long-term debt of discontinued operations                        -       (8,823)
                                                                        -------       ------

          Net cash (required) by financing activities                         -       (8,723)
                                                                        -------       ------

(Decrease) Increase in cash and cash equivalents                         (1,400)       1,382

Cash and cash equivalents at beginning of year                            2,437        1,055
                                                                        -------       ------
Cash and cash equivalents at end of year                                  1,037      $ 2,437
                                                                        -------       ------
Interest paid to related parties                                             -       $ 1,359
                                                                        -------       ------

Income taxes paid                                                             -      $   195
                                                                        -------       ------

See notes to consolidated financial statements

                  Seal Holdings Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements


NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation
     -------------

     The accompanying financial statements include the accounts of Seal Holdings Corporation and its subsidiaries, all of which are wholly-owned (collectively "Seal Holdings" or the "Company"). All significant intercompany accounts and transactions are eliminated in consolidation.

     Current Activities
     ------------------

     The Company had no revenue producing operations during 1997. The Company is currently investing in developing health care expertise in order to engage in acquisitions or investments in that business sector. At December 31, 1997, the Company does not have any arrangement, agreement or understanding with respect to a merger or acquisition of any business or entity.

     Discontinued Operations
     -----------------------

     During 1996, the Company sold all marine assets and ceased all activities which were related to ownership, management, brokerage, and operation of offshore supply ships (see Note B). All related activities for 1996 have been presented in the accompanying financial statements as discontinued operations.

     Cash and Cash Equivalents
     -------------------------

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of certificates of deposit, U.S. treasury bills, and other government securities.

     Concentration of credit risk
     ----------------------------

     Financial instruments which subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash and cash equivalents with various financial institutions. Company policy is designed to limit exposure to any one institution. The Company has not incurred losses related to these deposits.

                   Seal Holdings Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements


NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Furniture and equipment
     ----------------------

     Furniture and equipment are stated at cost. For financial reporting purposes, the Company records depreciation and amortization expense on a straight-line method over the estimated useful lives of the related assets (leasehold improvements over the shorter of the life of the related lease or life of the improvement; furniture and equipment, 3-8 years). For tax purposes, depreciation and amortization expense are computed using straight-line and accelerated methods.

     Net income (loss) per share
     ---------------------------

     In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Shares" ("SFAS 128"). SFAS 128 requires the disclosure of basic and diluted earnings per share for periods ending after December 15, 1997 and restatement of prior periods to conform with the new disclosure format. The computation under SFAS 128 differs from the primary and fully diluted earnings per share computed under APB Opinion No. 15 primarily in the manner in which potential common stock is treated. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                      1997           1996

     Numerator:
     Loss from continuing operations                $(1,716)            -
     Income from discontinued operations                  -        $5,669
     Extraordinary gain                                   -           484


     Denominator for basic earnings
     per share-weighted average shares            1,217,359    1,095,061


     Options to purchase shares of common stock of the Company outstanding during 1996 and 1997 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares in 1996 and the Company had a loss from operations in 1997, therefore, their effect would be antidilutive.

                    Seal Holdings Corporation and Subsidiaries
                    Notes to Consolidated Financial Statements

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

      Accounting for stock base compensation:
      --------------------------------------
      In 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 allows either adoption of a fair value based method of accounting for stock-based compensation or continuation under Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has chosen to continue to account for stock-based compensation using the intrinsic value based method prescribed in APB 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the corporation's stock at the date of the grant.

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

      The Company is subject to legal proceedings in the ordinary course of its discontinued marine business which it conducted prior to August 14, 1996. Included in these cases are maritime asbestos claims against the Company. On May 1, 1996, these cases were adminsitratively dismissed subject to reinstatement on motion of plaintiffs' counsel.
      It is expected that all of these cases will be reinstated. The Company is presently unable to determine what, if any, impact these cases could have upon the Company. Accordingly, no accrual for these claims has been made in the financial statements.

                   Seal Holdings Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

NOTE B -  DISCONTINUED OPERATIONS (CONTINUED)

The following summarizes net losses from discontinued operations during 1996 (dollars in thousands):


    Revenues
         Charter revenue                                        $ 4,048
         Other revenue                                              609
                                                                 ------
                                                                  4,657
    Costs and expenses
         Direct operating costs                                   1,757
         Selling, general and administrative                      2,595
         Depreciation and amortization                              892
                                                                 ------
                                                                  5,244
                                                                 ------
    Loss from operations                                           (587)
    Other - primarily interest expense                             (618)
                                                                 ------
    Loss before Federal income taxes                             (1,205)
     Federal income tax benefit                                      38
                                                                 ------
    Net loss from discontinued operations                       $(1,167)
                                                                 ------


The following summarizes assets and liabilities of discontinued operations as of December 31 (dollars in thousands):

                                                           1997        1996
                                                          ------      ------


      Current assets of discontinued operations
        Accounts receivable                                $ 64        $  26
        Other assets                                          -          195
                                                           -----       -----
           Total net current assets of discontinued
          operations                                         64          221
                                                           -----       -----
      Current liabilities of discontinued operations
        Accounts payable and accrued expenses                 -         (157)
                                                           -----       -----

        Total net assets of discontinued operations        $ 64        $  64
                                                           -----       -----

                   Seal Holdings Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

NOTE C -  EQUITY TRANSACTIONS

Stock Split

On June 30, 1997, the Company effected a one-for-fifty-shares reverse split of the Company's Class A and Class B common stock, immediately followed by a twenty-five-shares-for-one-share forward split of the Company's common stock. On that same date, Seal Fleet, Inc. merged into its wholly owned subsidiary, Seal Holdings Corporation with Seal Holdings Corporation remaining as the survivor corporation. Following the forward split, new share certificates are being issued by Seal Holdings Corporation.

The reverse stock split resulted in all shares being purchased from shareholders holding fewer than 50 shares and excess shares over even multiples of fifty shares from shareholders holding more than fifty shares. This share repurchase resulted in an insignificant change in the relative percentage of total shares held by individual shareholders. The par value of the Class A and Class B common stock was changed to $0.20 per share. Historical share and per share amounts have been restated to reflect retroactively the stock splits.

Options

On August 14, 1996, the Board of Directors of the Company adopted a Long-Term Incentive Plan (the "1996 Plan") for certain key employees, officers, directors and outside consultants. The 1996 Plan authorized an aggregate of 300,000 shares of the Company's common stock with the option price being the fair market value of the common stock on the day the option is granted.

As of December 31, 1996, there were 200,000 stock options granted under the 1996 Plan at an option price of $1.00 per share. In accordance with the resolution of the Company's Board of Directors on March 21, 1997, the options became exercisable on that date. In addition, a loan of $120,000 to the Company's Chief Executive Officer was authorized to finance the exerrcise of his option on 120,000 shares of the Company's common stock, and the 1996 Plan was terminated, except as to those options which already had been granted.

Further, on March 21, 1997, the Board of Directors of the Company adopted the 1997 Incentive Option Plan (the "1997 Plan") which authorizes grant of incentive stock options and non-statutory stock options covering an aggregate of up to 1,200,000 shares of the Company's common stock.

During 1997, 785,000 options have been granted under the 1997 plan at an option price of $1.75 per share. Of this amount, options to purchase 150,000 shares vested upon issuance. The remaining options vest upon the successful financing of the physician practice management program business plan. The options have a 10 year life.

                   Seal Holdings Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

NOTE C - EQUITY TRANSACTIONS (Continued)

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of FASB Statement No. 123, "Accounting for Stock-Based Compensation." The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weight-average assumptions for 1997: risk-free interest rate of 7%; dividend yield of 0%; volatility factor of .50 and a weighted-average expected option life of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different form those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                       1997          1996
                                       ----          ----
  Pro forma net (loss) income       $(1,794)       $6,111

  Pro forma earnings per share-
    basic and dilutive              $ (1.47)        $5.58

Information regarding these option plans is as follows:

                                           Shares
                                            Under             Option
                                           Option             Prices


Options outstanding at January 1, 1996     200,000             $1.00
 Granted                                         -
 Exercised                                           -
 Canceled                                        -

Options outstanding at December 31, 1996   200,000             $1.00
 Granted                                   785,000             $1.75
 Exercised                                (120,000)            $1.00
 Canceled                                        -

Options outstanding at December 31, 1997   865,000         $1.00 - $1.75
Exercisable at December 31, 1997           230,000
Exercisable at December 31, 1996                 -

                  Seal Holdings Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements


NOTE C - EQUITY TRANSACTIONS (Continued)


Exercise prices for options outstanding as of December 31, 1997 was $1.00 for 80,000 options and $1.75 for 785,000 options. The weighted-average exercise price of options outstanding at December
31, 1997 was $1.68 and the remaining weighted average contractual life of the options was 9.3 years. The exercise price of all options issued in 1997 exceeded the market price of the stock at date of grant.

At December 31, 1997, the Company has 865,000 shares of common stock reserved for future issuance.

Class B Common Stock

All of the Class B common stock is owned by First Magnum Corporation, an entity wholly owned by the Company's Chairman, President and Chief Executive Officer. First Magnum Corporation has the right to select a majority of the Board of Directors of the Company.

Loan to Shareholder

On March 25, 1997, the Company's Chairman, Thomas M. Ferguson, purchased from the Company 120,000 shares of the Class A common stock of the Company. On that date Mr. Ferguson issued a promissory note to the Company for $120,000 secured by a pledge agreement granting the Company a security interest in the shares. The note comes due upon the earlier of March 21, 1999, the termination of Mr. Ferguson's employment with the Company, the date of sale or other disposition of the shares by Mr. Ferguson or any breach of his obligations under the Pledge Agreement.


NOTE D -  LAND HELD FOR SALE

The Company owned a 516-acre tract of unimproved land in Brazoria County, Texas which was recorded at its estimated fair market value of $154,000 as "wet lands" and had no possibility of commercial development in the foreseeable future. The Company sold this tract of land to the United States Department of the Interior's Fish and Wildlife Service for $154,000.

                   Seal Holdings Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements


NOTE E -  RELATED PARTY TRANSACTIONS

At January 1, 1996, Three R Trusts ("Trusts") owned approximately 9% of the Class A common stock and all of the Class B common stock of the Company. The Trusts, as the owner of the Class B stock, had the right to elect 51% of the board of directors. The four children of Robert L. Moody, Sr., the majority shareholder prior to the August 14, 1996 transaction, were the beneficiaries of the Trusts. All Class A and Class B common stock of the Company held by the Trusts was sold to Hvide Marine Incorporated and subsequently to First Magnum Corporation on August 14, 1996.

Transactions with the Trusts, Mr. Moody, and other related parties in 1996 were as follows:

      Management income and receivables
      ---------------------------------

      The Company managed and operated various ships owned by the Trusts. The Company earned fees based on 6% of the ships' revenues.
      Management fees earned by the Company on the Trusts' ships totaled $248,000 during 1996.


      Accounts receivable/payable
      ---------------------------

      On behalf of related parties, the Company collected revenues and paid expenses for the management of these ships. This activity resulted in a receivable from the Trusts of $758,000 at January 1, 1996. The accounts with the Trusts were settled in connection with the August 14, 1996 transaction.

      Rents and leases
      ----------------

      The Company leased its office space from a partnership in which Mr. Moody participated. Rent expense was $16,500 in 1996. The Company was also responsible for repairs, insurance and taxes during the life of the lease. The Company continued to lease the office space through October 31, 1996, at which time the lease expired and the Company moved its offices to Florida.

      The Company leased hunting grounds from Robert L. Moody, Jr., a beneficiary of the Trusts. Lease expense was $13,000 in 1996. The lease terminated on August 14, 1996.

      Consulting fee
      --------------

      Mr. Moody earned consulting fees from the Company of $29,000 in 1996. No fees were paid in 1997.

                   Seal Holdings Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

NOTE E -  RELATED PARTY TRANSACTIONS (CONTINUED)

      Notes payable
      -------------
      The Company had a note payable to the Trusts at January 1, 1996, face amount of $5,925,000, stated interest at 7%, collateralized by the common stock of six subsidiaries of the Company. Principal payments were due in two equal installments on December 27, 1990 and 1991. The Company was unable to make the principal payments to the Trusts putting the Company in default. In 1993, the Company made a principal payment of $100,000. The Trusts did not call the note and granted an indefinite extension. This note payable was paid in full at August 14, 1996, with the proceeds of the sale of virtually all of the Company's assets.

      During each of the years 1986 through 1989, the Company paid one-half of the interest due to the Trusts during the year and gave promissory notes for the remainder. The total of the notes was $830,000 and they were due on December 27, 1991. Total interest expense on the notes was $284,000 for the period through August 14, 1996.
      In connection with the 1996 sale of virtually all of the Company's assets, the Company paid an additional $154,000 in interest which amount was based on a corrected method of calculation of interest due through August 14, 1996. In addition, the Trusts forgave $500,000 of debt of the Company. This amount has been recorded as an extraordinary gain on extinguishment of debt.


NOTE F -  FEDERAL INCOME TAX

      The Company accounts for income taxes under FASB Statement No. 109, "Accounting for Income Taxes (FASB 109)." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:
                                            Year Ended December 31
                                               1997          1996

          Deferred tax assets:
          Allowance for bad debts             $48,498       $30,568
          Depreciation and amortization         4,714
          Charitable Contributions              1,701
          NOL Carryforward                    671,279
          Tax credits                         275,701       761,389
                                            ---------       -------
          Deferred tax assets               1,001,893       791,957
                                            ---------       --------
          Less valuation allowance         (1,001,893)     (791,957)
                                            ---------       --------
      Net deferred tax assets                       0             0
                                            ---------       --------

                    Seal Holdings Corporation and Subsidiaries
                    Notes to Consolidated Financial Statements

NOTE F - FEDERAL INCOME TAX (Contineud)

     SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of the evidence, both positive and negative, management has determined that a $1,651,092 valuation allowance at December 31, 1997 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $209,936. At December 31, 1997, the Company has available net operating loss carryforwards of $1,783,893, which expire in the year 2012. The Company has approximately $84,000 in general business credit carryforwards which expire in the years 1998 through 2000. The Company also has an alternative minimum tax credit carryforward of approximately $192,000 which carries forward indefinitely.


NOTE G - COMMITMENTS

     At December 31, 1997, the Company had a commitment for leased office space of approximately 1,950 square feet, which commenced on April 1, 1997 and ends 60 months later, or March 31, 2002.
     Under the terms of the lease, the first three months were rent-free followed by the following schedule of payments.

       4th through 22nd Month        $3,918.00 per month plus taxes
       23rd through 41st Month        4,244.50 per month plus taxes
       42nd through 60th Month        4,571.00 per month plus taxes

     This schedule is subject to adjustment according to an inflation-based formula.

     Rent was $36,000 and $16,500 for the years ended December   31st, 1997
     and 1996 respectively.

     The Company has entered into two employment contracts with members of senior management. The contracts call for minimum annual salaries of $150,000 for each individual and run through May 31, 2000.

     At December 31, 1997, the Company had no other significant commitments.


NOTE H - 401(K) EMPLOYEE RETIREMENT PLAN

     The Company has a 401(k) Employee Retirement Plan ("401(k) Plan") effective January 1, 1985. The 401(k) Plan covers all eligible Company employees and has been approved by the Internal Revenue Service. Contributions can be made by an employee in amounts not to exceed the maximum allowed by the Internal Revenue Service. The Company does not contribute to the 401(k) Plan. It does, however, pay administrative fees which are deemed to be immaterial. At December 31, 1997 there were four former employees and one active employee in the 401(k) Plan.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE

Due to the Company's move from Texas to Florida, management recommended, and the shareholders so approved, that the Company's independent auditors be changed from Pannell Kerr Forster of Texas, P.C. to Ernst and Young LLP.



                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information appearing under the captions "Proposal Two," "Executive Officers and Pre-Sale Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement covered by this Annual Report on Form 10-KSB is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information appearing under the caption "Executive Compensation" in the Company's Proxy Statement to be is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information appearing under the caption "Security Ownership Of Certain Beneficial Owners And Management" in the Company's Proxy is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption "Certain Relationships And Related Transactions" in the Company's Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

The Exhibits listed in the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K. The following is a list of such Exhibits:

Exhibit      Description

2            Merger Agreement between Seal Fleet, Inc.
             and Seal Holdings Corporation, attached to the proxy statement for the annual meeting of shareholders of Seal Fleet, Inc. held May 14,
             1997, is hereby incorporated herein by reference.

3.1 Articles of Incorporation of Seal Holdings Corporation, attached to the proxy statement for the annual meeting of shareholders of Seal Fleet, Inc. held May 14, 1997, is hereby incorporated herein by reference.

3.2 Bylaws of Seal Holdings Corporation, attached to the proxy statement for the annual meeting of shareholders of Seal Fleet, Inc. held May 14, 1997, is hereby incorporated herein by reference.

10.1 Employment Agreement entered into as of June 1, 1997, by and between Primary Care Medical Centers of America, Inc. and Louis C. Morgenier III.

10.2 Employment Agreement entered into as of June 1, 1997, by and between Primary Care Medical Centers of America, Inc. and Craig T. Cuden.

10.3         Primary Care Medical Centers of America, Inc. 1997
             Employee Incentive Stock Option Plan.

10.4         Secured Promissory Note dated March 25, 1997, made by
             Thomas M. Ferguson in favor of Seal Fleet, Inc., attached as
             Exhibit 1 to Amendment No. 1 to Report on Schedule 13D dated March 21, 1997, filed by First Magnum Corporation is hereby incorporated herein by reference.

10.5 Stock Pledge Agreement dated March 25, 1997, made by Thomas M. Ferguson in favor of Seal Fleet, Inc., attached as Exhibit 2 to Amendment No. 1 to Report on Schedule 13D dated March 21, 1997, filed by First Magnum Corporation is hereby incorporated herein by reference.

*10.6 1997 Incentive Option Plan, attached to the proxy statement for the annual meeting of shareholders of Seal Fleet, Inc. held May 14, 1997, is hereby incorporated herein by reference.

*10.7 Seal Fleet, Inc. Amended 1996 Long-Term Incentive Plan, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB of Seal Fleet, Inc. for the quarterly period ended March 31, 1997, is hereby incorporated herein by reference.

*10.8        Seal Fleet, Inc. Bonus Plan, as amended, filed as
             Exhibit 10(viii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1980, is hereby incorporated herein by reference.

10.9 Asset Purchase Agreement dated as of March 29, 1996, among Hvide Marine Incorporated, Seal Fleet, Inc. Sealcraft Operators, Inc. Seal GP, Inc. South Corporation and Thomas M. Ferguson, filed as Exhibit 1 to the Company's Current Report on Form 8-K dated August 14, 1996, is hereby incorporated herein by reference.

10.10 Amendment No. 1 to Asset Purchase Agreement, dated July 23, 1996, filed as Exhibit 2 to the Company's Current Report on Form 8-K dated August 14, 1996, is hereby incorporated herein by reference.

10.11 Indemnity letter dated July 23, 1996, from Hvide Marine Incorporated to Seal Fleet, Inc., filed as Exhibit 10.3 to the Company's Annual Report on Form 10-KSB of Seal Fleet, Inc. for the fiscal year ended December 31, 1996, is hereby incorporated herein by reference.

10.12        Notice dated July 23, 1996, from Seal Fleet, Inc., Hvide
             Marine Incorporated regarding waiver of paragraph 11(b) of Asset Purchase Agreement, filed as Exhibit 10.4 to the Company's Annual Report on Form 10-KSB of Seal Fleet, Inc. for the fiscal year ended December 31, 1996, is hereby incorporated herein by reference.

10.13        Reconciliation Agreement dated August 14, 1996, among Seal
             Fleet, Inc., Three R Trusts, Ross Seal Partners, Ltd., Bengal Seal Partners Ltd., Indian Seal Partners, Ltd., Baffin Seal Partners, Ltd., and Baltic Seal Partners, Ltd., filed as Exhibit
             10.5 to the Company's Annual Report on Form 10-KSB of Seal Fleet, Inc. for the fiscal year ended December 31, 1996, is hereby incorporated herein by reference.

16           Letter re change in certifying accountant, filed as
             Exhibit 16 to the Current Report on Form 8-K dated April 30, 1997, is hereby incorporated herein by reference.

21           Subsidiaries of the Registrant.

* Management contracts and compensatory plans or arrangements required to be filed as an Exhibit to comply with item 14(a)(3).

The Company will furnish a copy of any Exhibit on request in payment of the Company's reasonable expenses of furnishing such Exhibit.

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed during the Fourth Quarter of the Company's Fiscal Year Ended December 31, 1997.

                                  SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SEAL HOLDINGS CORPORATION

Dated:  March 27, 1998                   /s/ Thomas M. Ferguson
                                    ----------------------------------
                                    By:  Thomas M. Ferguson,
                                         Chairman of the Board, President and
                                         Chief Executive Officer

In Accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



         SIGNATURE                     TITLE                       DATE
         ---------                    -------                     ------

/s/ Thomas M. Ferguson          Chairman of the Board,         March 27, 1998
- ------------------------      President, Chief Executive
Thomas M. Ferguson              Officer and Director

/s/ James S. Goodner            Vice President,                March 27, 1998
- ------------------------      Chief Financial Officer,
James S. Goodner                Treasurer and Secretary

/s/ J. Erik Hvide               Director                       March 27, 1998
- ------------------------
J. Erik Hvide

/s/ Donald L. Caldera           Director                       March 27, 1998
- ------------------------
Donald L. Caldera

                                 EXHIBIT INDEX

Exhibit      Description

2 Merger Agreement between Seal Fleet, Inc. and Seal Holdings Corporation, attached to the proxy statement for the annual meeting of shareholders of Seal Fleet, Inc. held May 14, 1997, is hereby incorporated herein by reference.

3.1 Articles of Incorporation of Seal Holdings Corporation, attached to the proxy statement for the annual meeting of shareholders of Seal Fleet, Inc. held May 14, 1997, is hereby incorporated herein by reference.

3.2 Bylaws of Seal Holdings Corporation, attached to the proxy statement for the annual meeting of shareholders of Seal Fleet, Inc. held May 14, 1997, is hereby incorporated herein by reference.

10.1 Employment Agreement entered into as of June 1, 1997, by and between Primary Care Medical Centers of America, Inc. and Louis C. Morgenier III.

10.2 Employment Agreement entered into as of June 1, 1997, by and between Primary Care Medical Centers of America, Inc. and Craig T. Cuden.

10.2 Primary Care Medical Centers of America, Inc. 1997 Employee Incentive Stock Option Plan.

10.4 Secured Promissory Note dated March 25, 1997, made by Thomas M. Ferguson in favor of Seal Fleet, Inc., attached as Exhibit 1 to Amendment No. 1 to Report on Schedule 13D dated March 21, 1997, filed by First Magnum Corporation is hereby incorporated herein by reference.

10.5 Stock Pledge Agreement dated March 25, 1997, made by Thomas M. Ferguson in favor of Seal Fleet, Inc., attached as Exhibit 2 to Amendment No. 1 to Report on Schedule 13D dated March 21, 1997, filed by First Magnum Corporation is hereby incorporated herein by reference.

*10.6 1997 Incentive Option Plan, attached to the proxy statement for the annual meeting of shareholders of Seal Fleet, Inc. held May 14, 1997, is hereby incorporated herein by reference.

*10.7 Seal Fleet, Inc. Amended 1996 Long-Term Incentive Plan, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB of Seal Fleet, Inc. for the quarterly period ended March 31, 1997, is hereby incorporated herein by reference.

*10.8        Seal Fleet, Inc. Bonus Plan, as amended, filed as
             Exhibit 10(viii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1980, is hereby incorporated herein by reference.

10.9         Asset Purchase Agreement dated as of March 29, 1996, among
             Hvide Marine Incorporated, Seal Fleet, Inc. Sealcraft
             Operators, Inc. Seal GP, Inc. South Corporation and Thomas M. Ferguson, filed as Exhibit 1 to the Company's Current Report on Form 8-K dated August 14, 1996, is hereby incorporated herein by reference.

10.10 Amendment No. 1 to Asset Purchase Agreement, dated July 23, 1996, filed as Exhibit 2 to the Company's Current Report on Form 8-K dated August 14, 1996, is hereby incorporated herein by reference.

10.11 Indemnity letter dated July 23, 1996, from Hvide Marine Incorporated to Seal Fleet, Inc., filed as Exhibit 10.3 to the Company's Annual Report on Form 10-KSB of Seal Fleet, Inc. for the fiscal year ended December 31, 1996, is hereby incorporated herein by reference.

10.12 Notice dated July 23, 1996, from Seal Fleet, Inc., Hvide Marine Incorporated regarding waiver of paragraph 11(b) of Asset Purchase Agreement, filed as Exhibit 10.4 to the Company's Annual Report on Form 10-KSB of Seal Fleet, Inc. for the fiscal year ended December 31, 1996, is hereby incorporated herein by reference.

10.13 Reconciliation Agreement dated August 14, 1996, among Seal Fleet, Inc., Three R Trusts, Ross Seal Partners, Ltd., Bengal Seal Partners Ltd., Indian Seal Partners, Ltd., Baffin Seal Partners, Ltd., and Baltic Seal Partners, Ltd., filed as Exhibit 10.5 to the Company's Annual Report on Form 10-KSB of Seal Fleet,
             Inc. for the fiscal year ended December 31, 1996, is hereby incorporated herein by reference.

16           Letter re change in certifying accountant, filed as Exhibit 16 to the Current Report on Form 8-K dated April 30, 1997, is hereby incorporated herein by reference.

21           Subsidiaries of the Registrant.

27           Financial Data Statement



* Management contracts and compensatory plans or arrangements required to be filed as an Exhibit to comply with item 14(a)(3).