Form 10QSB
period 1998-03-31
SEAL HOLDINGS CORP
filed 1998-05-15
CIK 110027

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC   20549


                                 FORM 10-QSB


   [x]   Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
         For the quarterly period ended March 31, 1998

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


   Class A common stock, par value $.20 per share, 1,193,601 shares outstanding as of May 14, 1998

   Class B common stock, par value $.20 per share, 25,000 shares outstanding as of May 14, 1998


   Transitional Small Business Disclosure Format (Check one):
                                              Yes ( )    No (X)

                                      INDEX




                                                               Page
   PART I.   FINANCIAL INFORMATION


        Consolidated Balance Sheets                              3

        Consolidated Statements of Operations                    5

        Consolidated Statements of Cash Flows                    6

        Notes to Consolidated Financial Statements               7

        Management's Discussion and Analysis of Financial
        Condition and Results of Operations                      8


   PART II.   OTHER INFORMATION

        Item 1.  Legal Proceedings                               9

        Item 6.  Exhibits and reports on Form 8-K                9

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  SEAL HOLDINGS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in Thousands)



                                             March 31,   December 31,
                                               1998          1997
                                            (UNAUDITED)   (AUDITED)
                                            -----------  -----------

   ASSETS
   Current Assets:

      Cash, includes $316 and $960 of cash    $    509     $  1,037
       equivalents at March 31, 1998 and
       December 31, 1997, respectively
      Other receivables                              6            8
      Prepaid Expenses                               9            7
      Net assets of discontinued operations
         (Note B)                                   61           64
                                              --------     --------
             Total current assets                  585        1,116


   FURNITURE AND EQUIPMENT

      Furniture and equipment                      119          118
      Less accumulated depreciation                (67)         (61)
                                              --------     --------
             Furniture and equipment, net           52           57


   OTHER ASSETS

      Other assets                                  23           16
                                              --------     --------
   TOTAL ASSETS                               $    660     $  1,189
                                              ========     ========

   See notes to consolidated financial statements.

                    SEAL HOLDINGS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)


                                                 March 31,   December 31,
                                                    1998         1997
                                                (Unaudited)   (Audited)
                                                -----------  -----------

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities:

      Trade accounts payable and
       accrued expenses                         $    160      $   304
      Other current liabilities                       15           15
                                                --------      -------
            Total current liabilities                175          319

                                                --------     --------
   TOTAL LIABILITIES                                 175          319


   SHAREHOLDERS' EQUITY

   Preferred Stock, $.001 par value;
     3,000,000 shares authorized; no
     shares issued or outstanding.
   Class A common stock, $.20 par
     value; 14,975,000 shares
     authorized and 1,193,601 shares
     issued and outstanding at March
     31, 1998 and December 31, 1997.                 267          267
   Class B common stock, $.20 par
     value; 25,000 shares authorized,
     issued and outstanding at March
     31, 1998 and December 31, 1997.                   5            5
   Additional paid-in capital                      4,571        4,571
   Retained deficit                               (4,143)      (3,758)
   Treasury stock, at cost, 117,522
     shares at March 31, 1998 and
     December 31, 1997                               (95)         (95)
   Note receivable - shareholder                    (120)        (120)
                                                --------     --------
            Total Shareholders' Equity               485          870
                                                --------     --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $    660     $  1,189
                                                ========     ========

   See notes to consolidated financial statements.

                   SEAL HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in Thousands, except Per Share Amounts)


                                               March 31,
                                         ----------------------
                                          1998            1997
                                         ------          ------

Revenue
 Interest and dividende income           $    9          $   31

Expenses
 Salaries and benefits                      146              30
 General and administrative                 143              92
 Professional fees                          105              38
                                         ------          ------
Loss from continuing opeations             (385)           (129)

Discontinued operations (Note B)
Net gain (loss) from discontinued
 operations                                   -               -
                                              -               -
                                         ------          ------
Net loss                                 $ (385)         $ (129)
                                         ------          ------

Net income (loss) per share - basic
 and dilutive:
  From continuing operations             $ (.32)         $ (.12)
  From discontinued operations                -               -
  From extraordinary item                     -               -
                                         ------          ------
                                         $ (.32)         $ (.12)


See notes to consolidated financial statements.

                      SEAL HOLDINGS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Dollars in Thousands)
                                     (Unaudited)


                                                     Three Months Ended
                                                          March 31,
                                                     1998          1997
                                                    ------        ------

Operating Activities:
 Net income (loss) from continuing operations       $ (385)       $ (129)
 Net income (loss) from discontinued operations          -             -

Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
   Depreciation and amortization                         6             2
   Changes in operating assets and liabilities
     Accounts and notes receivable                       -             9
     Other assets                                       (7)            -
     Accounts payable - trade                         (144)          (25)
     Changes in net assets of discontinued
       operations                                        3           (49)
                                                    ------        ------
Net cash provided (required) by operating
 activities                                             (1)           (9)

INCREASE (DECREASE) IN CASH                           (528)         (201)

CASH AT BEGINNING OF PERIOD                          1,037         2,437
                                                    ------        ------
   CASH AT MARCH 31, 1998 AND 1997                 $   509        $2,236
                                                   =======        ======

See notes to consolidated financial statements.

                       SEAL HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All data in the financial statements is in thousands of dollars except share quantities and per-share amounts.

These financial statements, footnotes and discussions should be read in conjunction with audited financial statements and related footnotes in the Seal Holdings Corporation annual report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission. Operating results for the three month period ended March, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

On June 30, 1997, Seal Fleet, Inc. merged into its wholly owned subsidiary, Seal Holdings Corporation with Seal Holdings Corporation remaining as the survivor corporation. On that same date, the companies effected a reverse and forward split of the Company's stock, more fully described in the proxy statement dated April 11, 1997.

NOTE B -- SALE OF DISCONTINUED OPERATIONS

On August 14, 1996, the Company sold all marine assets and ceased all activities which were related to ownership, management, brokerage, and operation of offshore supply ships.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company continues its transition to a new line of business within the healthcare industry more fully described in the Current Report on Form 8-K dated June 10, 1997 and on Form 10-KSB dated March 31, 1998.

The Company's current business objective is the acquisition of one or more operating businesses with growth potential. The Company has identified health care services as a business opportunity of particular promise, and it intends to utilize cash, equity, debt or a combination thereof in effecting such acquisitions. The Company is presently investigating acquisition opportunities in this industry. There can be no assurance that the Company will succeed in acquiring any businesses or in operating any business which it may acquire.


RESULTS OF THE QUARTER ENDED MARCH 31, 1998

The major elements of expense, offset by interest income from short-term investments, reflected in the net loss for the quarter and year-to-date of $385 are as follows:


                                          QTR & YTD
                                          ---------

    Salaries and Benefits                 $  146
    Contract Labor                            38
    Legal and Audit                          105
    Business Travel & Entertainment           38
    Shareholder Relations                      3
    Office Rent and Supplies                  21
    Other                                     44
                                          ------
      Sub-Total                           $  395

    Income from Operations                     6
    Interest and Dividend Income               9
    Other Non-operating Items                 (5)
                                          ------
    Net Loss                              $ (385)


There was no impact on earnings from discontinued operations in that the allowance for discontinued operations, originally set up at December 31, 1996, continues to cover any expected impact of discontinued operations.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is not party to any material pending legal proceeding other than ordinary routine litigation incidental to the discontinued business.

Item 6.   Exhibits and Reports on Form 8-K.

(a)   Exhibits.

         27    Financial Data Statement





                            SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SEAL HOLDINGS CORPORATION (Registrant)



        Date: May 15, 1998             By /s/  James S. Goodner
                                       - - - - - - - - - - - - - -
                                           James S. Goodner
                                          Vice President and
                                        Chief Financial Officer

                         EXHIBIT INDEX



Exhibit       Description
--------       -----------

27          Financial Data Schedule