Form 10QSB
period 1998-06-30
SEAL HOLDINGS CORP
filed 1998-08-14
CIK 110027

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC   20549


                                 FORM 10-QSB


   [x]   Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
         For the quarterly period ended June 30, 1998

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


   Class A common stock, par value $.20 per share, 1,193,601 shares outstanding as of August 10, 1998

   Class B common stock, par value $.20 per share, 25,000 shares outstanding as of August 10, 1998


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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  SEAL HOLDINGS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in Thousands)



                                             June 30,   December 31,
                                               1998          1997
                                            (Unaudited)   (Audited)
                                            -----------  -----------

   ASSETS
   Current Assets:

      Cash, includes $960 of cash             $    357     $  1,037
       equivalents at December 31, 1997
      Other receivables                              6            8
      Prepaid Expenses                              16            7
      Net assets of discontinued operations         (1)          64
                                              --------     --------
             Total current assets                  378        1,116


   Furniture and Equipment

      Furniture and equipment                      126          118
      Less accumulated depreciation                (68)         (61)
                                              --------     --------
             Furniture and equipment, net           58           57


   Other Assets

      Other assets                                  18           16
                                              --------     --------
   TOTAL ASSETS                               $    454     $  1,189
                                              ========     ========

   See notes to consolidated financial statements.

                    SEAL HOLDINGS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)


                                                  June 30,   December 31,
                                                    1998         1997
                                                (Unaudited)   (Audited)
                                                -----------  -----------

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities:

      Trade accounts payable and
       accrued expenses                         $    160      $   304
      Other current liabilities                       94           15
                                                --------      -------
            Total current liabilities                254          319

                                                --------     --------
   TOTAL LIABILITIES                                 254          319


   Shareholders' Equity

   Preferred Stock, $.001 par value;
     3,000,000 shares authorized; no
     shares issued or outstanding.
   Class A common stock, $.20 par
     value; 14,975,000 shares
     authorized and 1,193,601 shares
     issued and outstanding at June
     30, 1998 and December 31, 1997.                 267          267
   Class B common stock, $.20 par
     value; 25,000 shares authorized,
     issued and outstanding at June
     30, 1998 and December 31, 1997.                   5            5
   Additional paid-in capital                      4,571        4,571
   Retained deficit                               (4,428)      (3,758)
   Treasury stock, at cost, 117,522
     shares at June 30, 1998 and
     December 31, 1997                               (95)         (95)
   Note receivable - shareholder                    (120)        (120)
                                                --------     --------
            Total Shareholders' Equity               200          870
                                                --------     --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $    454     $  1,189
                                                ========     ========

   See notes to consolidated financial statements.

                   SEAL HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in Thousands, except Per Share Amounts)
                                  (Unaudited)

                                     Three Months Ended    Six Months Ended
                                           March 31,           June 30,
                                    --------------------   ----------------
                                     1998          1997     1998      1997
                                    ------        ------   ------    ------

Revenue
 Interest and dividend income       $    5        $   24   $   14    $   55

Expenses
 Salaries and benefits                 126            62      272        92
 General and administrative             51           135      194       277
 Professional fees                     113           114      218       152
                                    ------        ------   ------    ------
Loss from continuing operations       (285)         (287)    (670)     (466)

Discontinued operations (Note B)         -             -        -         -
Net gain (loss) from discontinued
 operations                              -             -        -         -
                                    ------        ------   ------    ------
Net loss                            $ (285)       $ (287)  $ (670)   $ (466)
                                    ------        ------   ------    ------

Net income (loss) per share - basic
 and dilutive:
  From continuing operations        $ (.24)       $ (.24)  $ (.56)   $ (.39)
  From discontinued operations           -             -        -         -
  From extraordinary item                -             -        -         -
                                    ------        ------   ------    ------
                                    $ (.24)       $ (.24)  $ (.56)   $ (.39)


See notes to consolidated financial statements.

                      SEAL HOLDINGS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Dollars in Thousands)
                                     (Unaudited)


                                                      Six Months Ended
                                                          June 30,
                                                     1998          1997
                                                    ------        ------

Operating Activities:
 Net income (loss) from continuing operations       $ (670)       $ (466)
 Net income (loss) from discontinued operations          -             -

Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
   Depreciation and amortization                         6             3
   Changes in operating assets and liabilities
     Accounts and notes receivable                       -             3
     Other assets                                      (16)          (36)
     Accounts payable - trade                          (66)           62
     Changes in net assets of discontinued
       operations                                       66            86
                                                    ------        ------
Net cash provided (required) by operating
 activities                                           (680)         (348)

INVESTING ACTIVITIES
Purchase of property and equipment                       -           (41)
                                                    ------        ------
Net cash provided (required) by investing
 activities                                              -           (41)

FINANCING ACTIVITIES
Purchase of treasury stock                               -           (44)
                                                    ------        ------
Net cash required by financing activities                -           (44)

DECREASE IN CASH AND CASH EQUIVALENTS                 (680)         (433)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                           1,037         2,437
                                                    ------        ------
CASH AND CASH EQUIVALENTS AT JUNE 30, 1998
  AND 1997                                          $  357        $2,004
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

These financial statements, footnotes and discussions should be read in conjunction with audited financial statements and related footnotes in the Seal Holdings Corporation annual report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission. Operating results for the six month period ended June, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE B -- Discontinued operations relates to the Company's prior principal business of owning and operating offshore supply vessels.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company, through its wholly-owned subsidiary, Primary Care Medical Centers of America, Inc. ("PCMC") continues to develop its business plan within the healthcare industry as more fully described on Form 10-KSB dated March 31, 1998, and on Form 8-K dated June 2, 1998.

There can be no assurance that the Company will succeed in developing fully this business or in operating any business which it may develop.


RESULTS OF THE QUARTER AND YEAR-TO-DATE ENDED JUNE 30, 1998

The major elements of expense, offset by interest income from short-term investments, reflected in the net loss for the quarter and year-to-date of $285 and $670 respectively, are as follows:


                                           QTR          YTD
                                          ------       ------

    Salaries and Benefits                 $  126       $  272
    Contract Labor                            30           68
    Legal and Audit                           45          150
    Business Travel & Entertainment           10           48
    Shareholder Relations                     17           20
    Office Rent and Supplies                  17           38
    Other                                     44           88
                                          ------       ------
      Sub-Total                           $  289       $  684

    Income from Operations                     -            6
    Interest and Dividend Income               5           14
    Other Non-operating Items                 (1)          (6)
                                          ------       ------
    Net Loss                              $ (285)      $ (670)


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

Item 4.  Results of Votes of Security Holders

On June 24, 1998, the Company held its annual meeting pursuant to the notice of meeting announced in the proxy statement dated June 8, 1998.

The results of the voting on the various proposals is as follows:

Proposal 1:  The election of directors of the Corporation.

                          For       Withheld     Non-Vote
                        ------      --------     --------
Class A Director:
J. Erik Hvide          731,372         3,277            0

Class B Directors:
Thomas M. Ferguson      25,000             0            0
Donald L. Caldera       25,000             0            0


Proposal 2:  Ratification of Ernst & Young, LLP as independent auditors.

                          For        Against      Abstain     Non-Vote
                        ------       -------      -------     --------

                       758,927           125          522            0


Proposal 3:  Approval of the 1998 Incentive Option Plan.

                          For        Against      Abstain     Non-Vote
                        ------       -------      -------     --------

                       721,119        37,185        1,300            0



Item 6.   Exhibits and Reports on Form 8-K.

(a)   Exhibits.

         27    Financial Data Statement

(b)   Reports on Form 8-K.

      The Company filed one report on Form 8-K during the quarter ended June 30, 1998. On June 2, 1998, the Company disclosed a relationship between Seal's healthcare subsidiary, Primary Care Medical Centers of America, Inc., and Monsanto Health Solutions.

                            SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SEAL HOLDINGS CORPORATION (Registrant)



        Date: August 14, 1998             By /s/  James S. Goodner
                                       - - - - - - - - - - - - - -
                                             James S. Goodner
                                            Vice President and
                                          Chief Financial Officer

                         EXHIBIT INDEX



Exhibit       Description
--------       -----------

27          Financial Data Schedule