Form 10QSB
period 1998-09-30
SEAL HOLDINGS CORP
filed 1998-11-12
CIK 110027

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC   20549


                                 FORM 10-QSB


   [x]   Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
         For the quarterly period ended September 30, 1998

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


   Class A common stock, par value $.20 per share, 1,193,601 shares outstanding as of November 10, 1998

   Class B common stock, par value $.20 per share, 25,000 shares outstanding as of November 10, 1998


   Transitional Small Business Disclosure Format (Check one):
                                              Yes ( )    No (X)

                                      INDEX




                                                               Page
   PART I.   FINANCIAL INFORMATION


        Consolidated Balance Sheets                              3

        Consolidated Statements of Operations                    5

        Consolidated Statements of Cash Flows                    6

        Notes to Consolidated Financial Statements               7

        Management's Discussion and Analysis of Financial
        Condition and Results of Operations                      7


   PART II.   OTHER INFORMATION

        Item 1.  Legal Proceedings                               9

        Item 4.  Results of Votes of Security Holders            9

        Item 6.  Exhibits and reports on Form 8-K                9

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  SEAL HOLDINGS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in Thousands)



                                           September 30, December 31,
                                               1998          1997
                                            (Unaudited)   (Audited)
                                            -----------  -----------

   ASSETS
   Current Assets:

      Cash, includes $960 of cash             $    258     $  1,037
       equivalents at December 31, 1997
      Other receivables                              5            8
      Prepaid Expenses                              20            7
      Net assets of discontinued operations         (3)          64
                                              --------     --------
             Total current assets                  280        1,116


   Furniture and Equipment

      Furniture and equipment                      126          118
      Less accumulated depreciation                (72)         (61)
                                              --------     --------
             Furniture and equipment, net           54           57


   Other Assets

      Other assets                                  25           16
                                              --------     --------
   TOTAL ASSETS                               $    359     $  1,189
                                              ========     ========

   See notes to consolidated financial statements.

                    SEAL HOLDINGS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)


                                               September 30,  December 31,
                                                    1998         1997
                                                (Unaudited)   (Audited)
                                                -----------  -----------

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities:

      Trade accounts payable and
       accrued expenses                         $    159      $   304
      Other current liabilities                       15           15
                                                --------      -------
            Total current liabilities                174          319

                                                --------     --------
   TOTAL LIABILITIES                                 174          319


   Shareholders' Equity

   Preferred Stock, $.001 par value;
     3,000,000 shares authorized; no
     shares issued or outstanding.
   Class A common stock, $.20 par
     value; 14,975,000 shares
     authorized and 1,193,601 shares
     issued and outstanding at September
     30, 1998 and December 31, 1997.                 267          267
   Class B common stock, $.20 par
     value; 25,000 shares authorized,
     issued and outstanding at September
     30, 1998 and December 31, 1997.                   5            5
   Additional paid-in capital                      4,571        4,571
   Retained deficit                               (4,443)      (3,758)
   Treasury stock, at cost, 117,522
     shares at September 30, 1998 and
     December 31, 1997                               (95)         (95)
   Note receivable - shareholder                    (120)        (120)
                                                --------     --------
            Total Shareholders' Equity               185          870
                                                --------     --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $    359     $  1,189
                                                ========     ========

   See notes to consolidated financial statements.

                   SEAL HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in Thousands, except Per Share Amounts)
                                  (Unaudited)

                                     Three Months Ended    Nine Months Ended
                                       September 30,         September 30,
                                    --------------------   ----------------
                                     1998          1997     1998      1997
                                    ------        ------   ------    ------

Revenue
 Miscellaneous Income (Monsanto)    $  315        $    0   $  315    $    0
 Interest and dividend income            3            27       17        83

Expenses
 Salaries and benefits                 123            62      395       140
 General and administrative            119           ( 3)     313       271
 Professional fees                      90            29      308       181
                                    ------        ------   ------    ------
Loss from continuing operations       ( 14)         ( 61)    (684)     (509)

Discontinued operations (Note B)         -             -        -         -
Net gain (loss) from discontinued
 operations                              -             -        -         -
                                    ------        ------   ------    ------
Net loss                            $ ( 14)       $ ( 61)  $ (684)   $ (509)
                                    ------        ------   ------    ------

Net income (loss) per share - basic
 and dilutive:
  From continuing operations        $ (.01)       $ (.05)  $ (.56)   $ (.42)
  From discontinued operations           -             -        -         -
  From extraordinary item                -             -        -         -
                                    ------        ------   ------    ------
                                    $ (.01)       $ (.05)  $ (.56)   $ (.42)


See notes to consolidated financial statements.

                      SEAL HOLDINGS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Dollars in Thousands)
                                     (Unaudited)


                                                     Nine Months Ended
                                                      September 30,
                                                     1998          1997
                                                    ------        ------

Operating Activities:
 Net income (loss) from continuing operations       $ (684)       $ (509)
 Net income (loss) from discontinued operations          -             -

Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
   Depreciation and amortization                        10             5
   Changes in operating assets and liabilities
     Accounts and notes receivable                       -          ( 80)
     Other assets                                      (27)         (178)
     Accounts payable - trade                         (145)           24
     Changes in net assets of discontinued
       operations                                       67            86
                                                    ------        ------
Net cash provided (required) by operating
 activities                                           (779)         (652)

INVESTING ACTIVITIES
Purchase of property and equipment                       -           (52)
                                                    ------        ------
Net cash provided (required) by investing
 activities                                              -           (52)

FINANCING ACTIVITIES
Purchase of treasury stock                               -           (44)
                                                    ------        ------
Net cash required by financing activities                -           (44)

DECREASE IN CASH AND CASH EQUIVALENTS                 (779)         (748)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                           1,037         2,437
                                                    ------        ------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30, 1998
  AND 1997                                          $  258        $1,689
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

These financial statements, footnotes and discussions should be read in conjunction with audited financial statements and related footnotes in the Seal Holdings Corporation annual report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission. Operating results for the nine month period ended September 30,1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE B -- Discontinued operations relates to the Company's prior principal business of owning and operating offshore supply vessels.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company, through its wholly-owned subsidiary, Primary Care Medical Centers of America, Inc. ("PCMC") continued to develop its business plan within the healthcare industry as more fully described on Form 10-KSB dated March 31, 1998, and on Form 8-K dated June 2, 1998.

On Form 8-K filed November 6, 1998, and in a press release of the same date, Seal announced that on October 30, 1998, the Company had combined its physician practice management business with that of Camber Companies, LLC, a Delaware limited liability company with a majority interest held by Kohlberg & Company, a private investment firm based in Mt. Kisco, New York.

As a result of the transaction, Seal received 694,680 Class A Units and 72,363 Class B Units, or 767,043 total Units in Camber valued at $2.50 per Unit for a total investment of $1,917,608. Monsanto Company, which had joined Seal in a Joint Development Agreement as of June 1, 1998, also received interest in Camber. For its part, Kohlberg will contribute to Camber in excess of $20 million, or such other amount that is required to fund Camber's capital needs following the combination with PCMC, as suggested by a joint Camber and PCMC business plan.

Seal's Chairman, Thomas M. Ferguson, will serve as a Director of Camber.

There can be no assurance that the Company's investment in Camber will result in successful implementation of the PCMC business plan or that Camber will be successful in operating any business which it may develop.


RESULTS OF THE QUARTER AND YEAR-TO-DATE ENDED SEPTEMBER 30, 1998

The major elements of expense, offset by contributions from Monsanto under the Joint Development Agreement and interest income from short-term investments, reflected in the net loss for the quarter and year-to-date of $14 and $684 respectively, are as follows:


                                           QTR          YTD
                                          ------       ------

    Salaries and Benefits                 $  123       $  395
    Contract Labor                            47          115
    Legal and Audit                           43          193
    Business Travel & Entertainment           38           86
    Shareholder Relations                      7           27
    Office Rent and Supplies                  20           58
    Other                                     50          138
                                          ------       ------
      Sub-Total                           $  328       $1,012

    Income from Operations:
    Miscellaneous Revenue - from
      Monsanto Company                       315          315
    Income from Operations                     -            6
    Interest and Dividend Income               3           17
    Other Non-operating Items                 (4)         (10)
                                          ------       ------
    Net Loss                              $ ( 14)      $ (684)


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

Item 4.  Results of Votes of Security Holders

None


Item 6.   Exhibits and Reports on Form 8-K.

(a)   Exhibits.

         27    Financial Data Statement

(b)   Reports on Form 8-K.

      None for the Period. Subsequent to September 30, 1998, the Company filed one report on Form 8-K, more fully described under "Overview" above.



                            SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SEAL HOLDINGS CORPORATION (Registrant)



        Date: November 13, 1998         By /s/  James S. Goodner
                                       - - - - - - - - - - - - - -
                                             James S. Goodner
                                            Vice President and
                                          Chief Financial Officer

                         EXHIBIT INDEX



Exhibit       Description
--------       -----------

27          Financial Data Schedule