Form 10KSB
period 1998-12-31
SEAL HOLDINGS CORP
filed 1999-04-01
CIK 110027

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC   20549
                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

State issuer's revenues for its most recent fiscal year:.........  $   25,267

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 16, 1999:...........  $3,469,300

State the number of shares outstanding of the issuer's classes of common stock as of March 16, 1999:

Class A common stock, $.20 par value           1,238,525 shares
Class B common stock, $.20 per value              25,000 shares

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

As used in this report, the terms "Seal" and "the Company" may refer to Seal Holdings Corporation and its subsidiaries or its predecessor companies unless the context indicates otherwise.

Prior to 1979, Seal's primary business was life insurance with the Company operating under the name "First National Corporation." In 1979, the Company went through a quasi-reorganization. It sold its insurance business, had a simultaneous reverse and forward stock split, purchased an offshore service boat company, and amended its Articles of Incorporation to change its name from First National Corporation to Seal Fleet, Inc. to describe the nature of its business.

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

At the Annual Meeting of Stockholders held on May 14, 1997, several proposals were approved to implement the new direction of the Company.
To reduce the administrative costs associated with maintaining shareholders with fewer than 50 shares, the stockholders approved the purchase of such shares through a reverse stock split of the Company's Class A and Class
B common stock. On June 30, 1997, the Company effected a one share for fifty shares reverse stock split of the common stock, immediately followed by a twenty-five shares for one share forward stock split of the Company's common stock. The reverse stock split resulted in all shares being purchased from stockholders holding fewer than 50 shares, and excess shares over even multiples of fifty shares from stockholders holding more than fifty shares. Of the outstanding shares in Seal Fleet, Inc. prior to the reverse split, approximately 65,200 shares were purchased at a price of $.70 per share.
This share repurchase resulted in an insignificant change in the relative percentage of total shares held by individual stockholders.

Also approved at the 1997 Annual Meeting of Stockholders was the Reincorporation Proposal whereby the Company's state of incorporation was changed from Nevada to Delaware as a result of the merger of the Company into its wholly-owned subsidiary, Seal Holdings Corporation, a Delaware corporation. The stockholders also approved a proposal to increase the number of authorized shares of Class A common stock to 14,975,000 shares and to create a class of preferred stock (no preferred stock has been issued by the Company as of the date hereof). Finally, the stockholders approved the removal of a restriction requiring the Board of Directors to seek stockholder approval of an initial acquisition in its transformation process, to the extent that such approval is not required by applicable law.

In this report, reference is made to the "discontinued operations." This term refers to the business of the Company prior to August 14, 1996.

The Company's business objective has been the acquisition or development of one or more operating businesses with growth potential. In mid-1997, the Company identified health care services as a business opportunity of particular promise, and announced that it intended to utilize cash, equity, debt or a combination thereof in effecting such acquisitions or development.

During the second half of 1997 the Company contracted with two senior healthcare executives to hold key management positions in its newly established subsidiary, Primary Care Medical Centers of America, Inc. ("PCMC"). PCMC then set out to organize and develop a Physician Practice Management Company (a "PPM") including a nationwide assemblage of multi-disciplinary medical centers staffed by orthopedists, neurologists, physiatrists, chiropractors, podiatrists, physical therapists and affiliated service providers who work together to offer a coordinated inter-disciplinary approach to the treatment of musculoskeletal injury and the management of neuromuscular disease.

See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for a discussion of developments during 1998.


Principal Products and Services

The Company can presently be described as an acquisition company, and as such has no direct products or services. The Company has devoted substantial resources to pursuing the Camber and OH, Inc. opportunities.


Significant Customers

The Company currently has no customers.


Competitive Conditions

The Company faces intense competition in its efforts to acquire operating businesses. Many other companies seeking to acquire businesses have greater resources than does the Company.


Governmental Regulations

It is possible that the Company, through its investment in Camber or its exchange of securities with OH, Inc. or through one or more additional acquisitions, might be subjected to significant governmental regulation in the operation of its business.

Environmental Disclosure.

It is possible that in pursuing its business operations laws and governmental regulations regarding environmental quality control may have a significant effect upon the Company.


Number of Employees.

Currently, the Company employs three people, in addition to using consultants and accounting and legal professionals. None of the Company's employees is represented by a labor union.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company

The corporate and general offices of the Company are located in leased space of approximately 1,950 square feet in Palm Beach, Florida. This lease expires on March 31, 2002.

The Company also rents public warehouse space in West Palm Beach for storage of Company records. This rental agreement is "month to month."


ITEM 3.  LEGAL PROCEEDINGS

The Company is involved only in litigation which it deems to be in the ordinary course of the discontinued operations which it conducted prior to August 14, 1996. Some of this litigation has to do with boat employee injury claims which are insured. Additional cases are maritime asbestos claims against the Company. On May 1, 1996, the asbestos claims were administratively dismissed subject to reinstatement on motion of plaintiff's counsel. It is expected that all of these cases will be reinstated in the future. The Company is presently unable to determine what, if any, impact these cases could have upon the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 1998 through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

There is no public market for the Class B common stock, all of which is owned by First Magnum Corporation, an entity wholly owned by Mr. Thomas M. Ferguson, the Company's Chairman, President and Chief Executive Officer.

The Class A common stock (1,323,375 shares issued, including 84,850 shares held in treasury, as of March 16, 1999) is publicly traded in the over-the-counter market under the symbol SEAH. Through November 1987, the Company's shares were listed on the National Association of Securities Dealers Automated Quotation ("NASDAQ") under the symbol SEALA. At that time, NASDAQ dropped the listing because the Company no longer maintained the required equity level. Since November 1987, the stock has been listed on the National Daily Quotation Service ("Pink Sheets"). The following table provides information regarding the average high/ask, low/bid prices for Class A common stock during the periods indicated.


                       1998         1997         1996
                    HIGH   LOW   HIGH   LOW   HIGH   LOW
                    ----  ----   ----  ----  ----  ----
First Quarter      $ .95 $ .73  $1.43 $ .96  $ .62  $.38
Second Quarter      1.31  1.06   1.33  1.08    .88   .50
Third Quarter       1.85  1.58   1.33   .83   1.12   .50
Fourth Quarter      2.14  1.87   1.13   .94   1.38   .76


Prices prior to June 30, 1997 have been adjusted to reflect the impact of the one-for-two reverse/forward stock split. The resulting prices are not necessarily indicative of what actual prices would have been had the reverse/ forward stock split occurred prior to June 30, 1997.

The high and low price information set forth above was taken from the CompuServe-provided database of historical stock pricing. These prices are inter-dealer price quotations, which do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.


HOLDERS

The number of stockholders of record as of December 31, 1998, was 1,580 for Class A common stock and one for Class B common stock. Stockholders of record for the Class A common stock include 1,034 stockholders of Seal Fleet, Inc. who have yet to convert their shares into those of Seal Holdings Corporation following the reverse/forward split and merger of Seal Holdings Corporation into Seal Fleet, Inc. on June 30, 1997.


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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

During the year 1998, the Company invested in developing health care expertise in order to advance its decision to engage in acquisitions or investments in that business sector.

As reported earlier, in 1997, the Company employed two senior executives, knowledgeable in health care, and utilized consultants, accountants and attorneys in developing a business strategy and in negotiating with physicians for the purpose of establishing a network of centers for the treatment of musculo-skeletal injuries and disease. The network concept embodies the establishment of a multi-disciplinary regimen of integrated care using different medical disciplines in the treatment, diagnoses, ancillary testing physical and occupational therapy and rehabilitation of patients. The Company continued to develop the concept and study both public and private financing options during 1998.

By late 1997 the Company had assembled a sufficient number of practices under Letters of Intent to proceed toward a public offering of PCMC's common stock. From a number of investment banks considered, Prudential Securities was selected to assist the Company through an IPO. The development of a registration statement proceeded. By early 1998, however, it became apparent that the public's interest in PPMs had waned in spite of projections of PCMC growth, which were based on "same store growth" achieved through formation of a group practice and capture of ancillary medical services within this practice.

In seeking the necessary capitalization to accomplish its goals, Seal entered into a Joint Development Agreement with Monsanto Company (NYSE: MTC) in the Spring of 1998. Reflecting its endorsement of PCMC's business plan, Monsanto Health Solutions, a division of Monsanto agreed, subject to certain performance and other conditions, to provide PCMC with project funding in exchange for the opportunity to acquire a portion of PCMC stock. Due to a planned merger of Monsanto with American Home Products (NYSE: AHP), Monsanto's business focus was redefined, and the decision was made to attract outside funding for the combined PCMC/Monsanto project.

In mid-1998, negotiations began with Kohlberg & Company ("Kohlberg"), a private investment firm based in Mt. Kisco, New York, to combine PCMC's physician practice management business with Camber Companies, LLC, a Delaware limited liability company with a majority interest held by Kohlberg. As a result of a transaction which closed on November 6, 1998, Seal and Monsanto became interests holders in Camber with Thomas M. Ferguson, Chairman of Seal, becoming a Director of Camber.

In December of 1998, Seal and OH, Inc., a Florida corporation which develops and operates comprehensive outpatient medical, diagnostic and surgical facilities, announced that they had entered into a securities exchange agreement. Under the agreement, shareholders of OH, Inc. will exchange all of their OH, Inc. shares for newly issued shares of common and preferred stock of Seal, reflecting 91% of the outstanding Seal shares on a fully diluted basis.

Pursuant to the terms of the Agreement and Plan of Exchange dated December 21, 1998, between the Company and OH, Inc., on or about April 2, 1999, the Company will exchange 10,318,419 shares of its Class A Common Stock and 2,000,000 shares of its newly created Series A Preferred Stock which are convertible into an additional 20,000,000 shares of Class A Common Stock for all of the issued and outstanding shares of common stock of OH, Inc. The Series A Preferred Stock will be converted into shares of Class A Common Stock automatically upon the date that an amendment to the Company's Certificate of Incorporation is filed with and accepted by the Delaware Secretary of State which provides that the Company is authorized to issue at least 50,000,000 shares of its Class A Common Stock. The Company intends to submit an amendment to increase the authorized number of shares of Class A Common Stock to 50,000,000 shares at its 1999 annual meeting of shareholders. If the amendment is approved by Seal's shareholders, the 2,000,000 shares of Series
A Preferred Stock issued pursuant to the terms of the Exchange Agreement will be converted into 20,000,000 shares of Class A Common Stock as soon as the above-referenced amendment is filed with and accepted by the Delaware Secretary of State.

There can be no assurance that the Company will be successful in its business strategy and operations as a result of its investment in Camber or its combination with OH, Inc.

Until the OH, Inc. transaction closes, the Company remains effectively controlled by First Magnum Corporation ("Magnum") which owns all of the Class B common stock and is entitled to elect a majority of the directors of the Company. The sole shareholder of Magnum is Thomas M. Ferguson ("Ferguson"), the Company's Chairman, President and Chief Executive Officer.

Since the Company presently has no operations, the impact of the Year 2000 issue on the Company's financial and other computer systems is not considered to be significant.


FINANCIAL CONDITION

The Company has satisfied its working capital needs with funds generated from interest and dividend income on short-term investments and from funding received under the Joint Development Agreement with Monsanto. Subsequent to December 31, 1998, the Company has received additional funding from OH, Inc. as a consideration in deferring the closing of the transaction. When working capital needs exceed interest and dividend income and other funding sources, short term investments have been liquidated as required. Working capital requirements include salaries, travel and other expenses associated with evaluating possible business combinations and general office expenses. Capital expenditures incurred in 1998 consisted of minor purchases of furniture and office equipment.

The Company has no outstanding bank debt.

The Company's liquid assets have been diminished in furtherance of the development and sale of its physician practice management business. Based on the announced exchange of securities with OH, Inc., whereby OH, Inc. will become a wholly-owned subsidiary of the Company, the Company believes it will have sufficient cash reserves or access to capital at least through December 31, 1999. OH, Inc. is also a development-stage entity. OH, Inc. anticipates substantial additional start-up costs and losses, and will require substantial additional capital to continue operations and implement its business strategy. The Company's long-term ability to meet its operating expenses will be dependent on its ability to raise additional capital or to complete a business combination with an entity having sufficient cash flow to meet the Company's ongoing obligations. The Company believes it has values that are attractive to an outside investor, including its Camber investment, the operational and business relationships it has developed, and an attractive equity structure which includes Common B shares which can elect a majority of the Board of Directors. With these values, coupled with management's commitment to keep the Company viable, the Company feels confident that even it the OH, Inc. transaction were not to close, it would have sufficient cash reserves to continue operations through December 31, 1999.


RESULTS OF OPERATIONS

As a result of the sale of the PCMC business to Camber in consideration for an equity investment in Camber, offset by substantial expenditures incurred by the Company in connection with the physician practice management program, the Company generated a profit of $874,693 in 1998.


RISK FACTORS

The future viability and success of the Company are subject to numerous risks and uncertainties, several of which are described below:

     Closing with OH, Inc. While the Company believes that a closing with OH, Inc. will occur on or about April 2, 1999. Until that closing occurs, there can be no assurance the Company will be successful in concluding the transaction or that any such transaction will prove beneficial to the Company.

     No Operating History. The Company has no operating history in any line of business which it is likely to select for its future operations. There can be no assurance that the Company's activities will be profitable.

     Limited Financial Resources. The Company's only assets are cash, short-term investments, its investment in Camber Companies, LLC, and some furniture, and equipment. The Company's liquid assets have been diminished in furtherance of its investigations towards the acquisition or development of a new line of business. The Company's long-term ability to meet its operating expenses will be dependent on its combination with OH, Inc., the success of the Camber investment or its ability to raise additional capital or to complete a business combination successfully with an entity with sufficient cash flow to meet the Company's ongoing obligations. Any additional business activity that the company undertakes may require substantial capital, which may be difficult to obtain or may not be available.

     Dilution or Change in Control. The Company's business strategy has been based on a merger with or acquisition of a private concern, which, in the case of the exchange of securities with OH, Inc., will result in the Company issuing securities to stockholders of OH, Inc. This includes the issuance of previously authorized and unissued Common Stock of the Company and the issuance of preferred stock that is convertible into Common Stock upon the approval of an amendment to Seal's Certificate of Incorporation as discussed above. This will result in a substantial dilution to present stockholders of the Company, including a change in control and management of the Company.

     Speculative Nature of the Company. The success of the Company will depend to a great extent on the operations, financial condition and management of the company under the control of the shareholders of OH, Inc. following completion of the exchange of securities and the success of the Camber investment. Both businesses. There can be no assurance that the business plans of OH, Inc. and Camber will be successful.

     Dependence on Inexperienced Management. The success of the Company largely depends upon the active participation of individuals with experience in the business sectors in which the Company becomes involved. At the present time, the Company may not have sufficient experience or expertise in these business sectors. Opportunities which may become available to the Company for mergers or acquisitions may be lost or delayed as a result of the limited amount of experienced resources the Company has to devote to such opportunities. Once the Company acquires a business opportunity, including the investment in Camber and the projected transaction with OH, Inc., the Company's management may change which could result in the need to hire additional management personnel. In order to supplement the business experience of management, the Company may employ accountants, technical experts, appraisers, attorneys or other consultants or advisors. The selection of any such advisors will be made by management without any control from stockholders. Additionally, it is anticipated that such persons would be engaged by the Company on an independent basis without a continuing fiduciary or other obligation of the Company.

     Risks of any Acquired Business. It is possible that the Company has or may enter into one or more lines of business in which the success of the Company would be subject to various risks which cannot be identified at this time. The Company may be unable to diversify its business activities and, as a consequence, may suffer a total loss to the Company and the stockholders should an acquisition by the Company prove to be unprofitable. The Company's failure or inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and, therefore, increase the risks associated with the Company's operations.

     Conflicts of Interest. All of the present directors and officers of the Company are associated with other firms or occupations involving other business activities. Because of these affiliations and because these individuals may not devote full time to the affairs of the Company, there are potential inherent conflicts of interest in their acting as directors and officers of the Company and of other entities. The Company's directors and officers may be directors or controlling stockholders of other entities engaged in a variety of businesses which may in the future have various transactions with the Company. Additional conflicts of interest and non-arm's length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firms with which the Company transacts business. The Company may pay finder's fees to its officers, directors or affiliates in connection with any potential business combination involving the Company.

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

     Forward Looking Statements. Certain of the information contained herein may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time (the "Act") and in releases made by the Securities and Exchange Commission ("SEC") from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements expressed or implied by such forward-looking statements to differ. The words "estimate", "believes", "anticipates", "projects", "intends", "expects", and similar expressions when used in connection with the Company, are intended to identify forward-looking statements. Any such forward-looking statements are based on various factors and derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward looking statements. These cautionary statements are being made pursuant to the Act, with the intention of obtaining benefits of the "Safe Harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance or results and that actual results may differ materially (and adversely) from those in the forward looking statements as a result of various factors, including but not limited to those set forth below. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward looking statements include, but are not limited to: the ability of the Company to raise additional capital and the ability of the Company to implement its operating strategy. Other factors and assumptions not identified above may also be involved in the derivation of forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

ITEM 7.  FINANCIAL STATEMENTS








                   SEAL HOLDINGS CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants       12

Consolidated Balance Sheets--
  December 31, 1998 and 1997                             13

Consolidated Statements of Operations--
  Years ended December 31, 1998 and 1997                 15
Consolidated Statements of Shareholders' Equity--

  Years ended December 31, 1998 and 1997                 16

Consolidated Statements of Cash Flows--
  Years ended December 31, 1998 and 1997                 17

Notes to Consolidated Financial Statements               19

Report of Independent Certified Public Accountants


Shareholders and Board of Directors
Seal Holdings Corporation


We have audited the accompanying consolidated balance sheets of Seal Holdings Corporation and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seal Holdings Corporation and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note I to the financial statements, the Company has incurred recurring operating losses and has a working capital deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note I. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.



                                                           ERNST & YOUNG LLP

West Palm Beach, Florida
March 19, 1999











                                     -12

                   Seal Holdings Corporation and Subsidiaries
                          Consolidated Balance Sheets
                             (Dollars in Thousands)




                                                               December 31,
                                                             ----------------
                                                              1998      1997
                                                             ------    ------


                                     ASSETS

Current assets
 Cash, including $ 0 and $960 of cash equivalents
     in 1998 and 1997, respectively                          $   15    $1,037
 Other receivables                                              142         8
 Prepaid expenses                                                11         7
 Net assets of discontinued operations                            -        64
                                                             ------    ------

      Total current assets                                      168     1,116
                                                             ------    ------

Furniture and equipment
 Furniture and equipment                                         91       118
 Less accumulated depreciation                                  (41)      (61)
                                                             ------    ------

      Furniture and equipment, net                               50        57

                                                             ------    ------


Other assets
 Investment in Camber Companies, LLC                          1,845         -
 Other assets                                                     -        16
                                                             ------    ------

Total assets                                                 $2,063    $1,189
                                                             ------    ------


See notes to consolidated financial statements

                   Seal Holdings Corporation and Subsidiaries
                          Consolidated Balance Sheets
                             (Dollars in Thousands)




                                                             December 31,
                                                          ------------------
                                                            1998       1997
                                                          -------    -------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Trade accounts payable and accrued expenses              $    99     $  304
 Other current liabilities                                     64         15
                                                          -------    -------

   Total current liabilities                                  163        319
                                                          -------    -------

Total liabilities                                             163        319
                                                          -------    -------

Commitments and contingencies

Shareholders' equity
 Preferred Stock, $.001 par value; 3,000,000 shares
   authorized; no shares issued or outstanding.
 Class A common stock, $.20 par value; 14,975,000 shares
   authorized; 1,303,375 shares issued and 1,218,525
   shares outstanding at December 31, 1998 and 1997           261        261
 Class B common stock, $.20 par value; 25,000 shares
   authorized, issued and outstanding in 1998 and 1997          5          5
 Additional paid-in capital                                 4,686      4,531
 Accumulated deficit                                       (2,883)    (3,758)
 Treasury stock, at cost, 84,850 shares at
   December 31, 1998 and 1997, respectively                   (49)       (49)
 Note receivable - shareholder                               (120)      (120)
                                                          -------    -------

 Total Shareholders' Equity                                 1,900        870
                                                          -------    -------
 Total liabilities and shareholders' equity                $2,063    $ 1,189
                                                          -------    -------


See notes to consolidated financial statements

                   Seal Holdings Corporation and Subsidiaries
                     Consolidated Statements of Operations
                (Dollars in Thousands, except Per Share Amounts)



                                                           December 31,
                                                     ------------------------
                                                        1998          1997
                                                     ----------     ---------

Revenue
  Interest and dividend income                        $      25      $    115

Expenses
  Salaries and benefits                                     650           346
  General and administrative                                333           729
  Professional fees                                         397           765
                                                      ---------      --------
Loss from operations                                     (1,355)       (1,716)

Other income, gain on sale of PCMC                        2,245             -
                                                      ---------      ---------
Net income (loss) before taxes                              890        (1,716)
                                                      ---------      ---------

Income tax expense						       15             -

Net income (loss) after taxes 			      $     875      $ (1,716)
                                                      ---------      ---------


 Net income (loss) per share
     Basic                                            $     .72      $  (1.41)
     Diluted                                                .70         (1.41)




See notes to consolidated financial statements

                    Seal Holdings Corporation and Subsidiaries
                  Consolidated Statements of Shareholders' Equity
                             (Dollars in Thousands)
					    (See Note C)


                                Common Stock
                           ---------------------- Receivable  Additional
                                          Par        from      Paid-In  Accumulated Treasury
                            Shares        Value   Shareholder  Capital    Deficit    Stock     Total
                           ---------   ---------- ---------  ----------   --------  ---------  --------

Balance at Jan. 1, 1997     1,241,123      $248                 $4,475    $(2,042)    $ (49)   $ 2,632

    Net loss - 1997                 -         -                      -     (1,716)        -      1,716)
    Receivable from Shareholder                    $(120)                                         (120)
    Common stock issued       120,000        24                     96          -                  120
    Common stock acquired
      and retired             (32,748)       (6)                   (40)                            (46)
                            ---------      ----     ----       -------     ------    -------    -------
Balance at Dec. 31, 1997    1,328,375       266     (120)        4,531     (3,758)      (49)       870

    Net income - 1998                                                         875                  875
    Option compensation                                            155  	                     155
                            ---------      ----     -----       ------     -------     -----    -------
 Balance at Dec. 31, 1998   1,328,375      $266    $(120)       $4,686    $(2,883)    $ (49)   $ 1,900



See notes to consolidated financial statements

                   Seal Holdings Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                           (Dollars in Thousands)

                                                        Year Ended December 31,
                                                        -----------------------
                                                            1998         1997
                                                         --------     -------
Cash flows from operating activities

 Net income (loss)                                     $    875      $(1,716)
 Adjustments to reconcile net income (loss)
   to net cash provided by (used in) by
   operating activities
     Gain on sale of PCMC                                (2,245)           -
     Option compensation - nonemployee                      155            -
     Depreciation and amortization                           14            8
 Changes in net assets of operations
    (Increase)decrease in other receivables                (134)           6
    (Increase)decrease in prepaid expenses                   (4)           1
    (Decrease)increase in accounts payable
      and accrued expenses                                 (205)         250
     Increase in other current liabilities                   49           15
 Change in net assets of discontinued operations             64            -
                                                         -------       ------
Net cash used in operating activities                    (1,431)      (1,436)
                                                         -------      -------

Cash flows from investing activities

 Purchases of property and equipment                         (7)         (60)
 Proceeds from sale of land                                   -          154
 Common stock acquired and retired                            -          (46)
 Decrease (increase) in other assets                         16          (12)
 Advances from Monsanto Health Solutions                    400            -
                                                         -------       ------
 Net cash provided by investing activities                  409           36
                                                         -------       ------

Decrease in cash and cash equivalents                    (1,022)      (1,400)

Cash and cash equivalents at beginning of year            1,037        2,437
                                                         -------       ------
Cash and cash equivalents at end of year                $    15      $ 1,037
                                                         -------       ------


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


     	Investment in Common Stock
     	--------------------------
      The Company owns a 6% interest in Camber Companies, LLC. This investment is accounted for at cost which approximates market value at December 31, 1998.


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


     	Reclassification
     	----------------
	Certain amounts in the December 31, 1997 balance sheet have been reclassified to conform to the current year presentation.

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

     Net income (loss) per share
     ---------------------------
     The Company computes earnings per share under Statement of Financial Accounting Standards No. 128, "Earnings per Shares" ("SFAS 128") Under SFAS 128, basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                      1998           1997

     Numerator:
     Income (loss) from operations                    $875        $(1,716)


     Denominator:
     Denominator for basic earnings
     per share-weighted average shares           1,218,525      1,217,359

     Effect of dilutive securities:
       Employee stock options                       37,227            ---
                                                 ---------      ---------
       Dilutive potential common shares             37,227            ---
                                                 ---------      ---------
         Denominator for diluted earnings per
           share- adjusted weighted-average
           shares and assumed conversions        1,255,752      1,217,359
                                                 =========      =========

       Basic earnings per share                       $.72         $(1.41)
                                                      ====         ======
       Diluted earnings per share                     $.70         $(1.41)
                                                      ====         ======

     Options to purchase shares of common stock of the Company outstanding for 1997 were not included in the computation of diluted earnings per share because the Company had a loss from operations in 1997, therefore, their effect would be antidilutive. Such options were included in 1998 to the extent the average market price of the Company's common stock exceeded the exercise price of the options.

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

      Accounting for stock based compensation:
      --------------------------------------
      The Company uses the intrinsic value based method prescribed in Accounting Principles Board Option No. 25, "Accounting for Stock Issued to
      Employees" to account for stock-based compensation, and has chosen to provide the additional disclosure requirements of Statement of Financial Accounting Standards, No. 123, "Accounting for Stock-Based Compensation." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the corporation's stock at the date of the grant over the exercise price of the option.


NOTE B - SALE OF BUSINESS AND POTENTIAL MERGER

      In late December of 1998 the Company entered into an Exchange Agreement with OH, Inc. under which the Company will issue 91% of its equity, fully diluted for options, to the owners of OH, Inc. in exchange for 100% of the equity of OH, Inc.

      The Company had no revenue producing operations during 1998 or 1997. The Company invested in developing health care expertise in order to engage in acquisitions or investments in that business sector. Toward that end, in October of 1998, the Company sold the net assets of its wholly-owned subsidiary, Primary Care Medical Centers of America, Inc. to Camber Companies LLC ("Camber") in exchange for a 6% equity investment in Camber with a fair market value at the date of the transaction of $1,845,000.
      In addition, prior to the agreement with Camber, the Company received $400,000 of advances from Monsanto Health Solutions. At the time of the transaction, Camber repaid this liability with shares issued directly to Monsanto.

      On August 14, 1996, the Company sold its marine assets to Hvide Marine Incorporated ("Hvide") As a result of this event, the Company ceased its business activities which were related to the ownership, management, brokerage, and operation of offshore supply ships.

      The Company is subject to legal proceedings in the ordinary course of its discontinued marine business which it conducted prior to August 14, 1996. Included in these cases are maritime asbestos claims against the Company. On May 1, 1996, these cases were administratively dismissed subject to reinstatement on motion of plaintiffs' counsel. It is expected that all of these cases will be reinstated. The Company is presently unable to determine what, if any, impact these cases could have upon the Company. Accordingly, no accrual for these claims has been made in the financial statements.

                   Seal Holdings Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements



The following summarizes assets and liabilities of discontinued operations as of December 31 (dollars in thousands):

                                                           1998        1997
                                                          ------      ------


      Current assets of discontinued operations
        Accounts receivable                                $  -        $  64
                                                          -----        -----
           Total net current assets of discontinued
           operations                                         -           64
                                                          -----        -----
      Current liabilities of discontinued operations
        Accounts payable and accrued expenses                 -            -
                                                          -----        -----

        Total net assets of discontinued operations        $  -        $  64
                                                          -----        -----

                   Seal Holdings Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements


NOTE C -  EQUITY TRANSACTIONS

Stock Split

On June 30, 1997, the Company effected a one-for-fifty-shares reverse split of the Company's Class A and Class B common stock, immediately followed by a twenty-five-shares-for-one-share forward split of the Company's common stock. On that same date, Seal Fleet, Inc. merged into its wholly owned subsidiary, Seal Holdings Corporation with Seal Holdings Corporation remaining as the survivor corporation. Following the forward split, new share certificates have been issued by Seal
Holdings Corporation upon the return to the Company of the Seal Fleet, Inc. stock certificates.

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

As of December 31, 1996, there were 200,000 stock options granted under the 1996 Plan at an option price of $1.00 per share. In accordance with the resolution of the Company's Board of Directors on March 21, 1997, the options became exercisable on that date. In addition, a loan of $120,000 to the Company's Chief Executive Officer was authorized to finance the exercise of his option on 120,000 shares of the Company's common stock, and the 1996 Plan was terminated, except as to those options which already had been granted.

On March 21, 1997, the Board of Directors of the Company adopted the 1997 Incentive Option Plan (the "1997 Plan") which authorizes grant of incentive stock options and non-statutory stock options covering an aggregate of up to 1,200,000 shares of the Company's common stock.

During 1997, 785,000 options were granted under the 1997 plan at an option price of $1.75 per share. Of this amount, options to purchase
150,000 shares vested upon issuance. The remaining options vested upon the successful financing of the physician practice management program business plan to Camber Companies, LLC in October 1998. The options have a 10 year life.

During 1998, 415,000 options were granted under the 1997 plan at an option price of $1.75 per share. These options were vested upon issuance. With the award of grants in 1998, all options available under the 1997 Plan have been fully granted.

Further, on July 13, 1998, the Board of Directors of the Company granted options to purchase 500,000 shares of the Company's stock under the 1998 Incentive Option Plan (the "1998 Plan") at an exercise price of $1.75 per share. These options were fully vested upon issuance. With the award of grants in 1998, all options available under the 1998 Plan have been fully granted.

                   Seal Holdings Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

NOTE C - EQUITY TRANSACTIONS (Continued)

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of FASB Statement No. 123, "Accounting for Stock-Based Compensation." The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weight-average assumptions for 1998 and 1997: risk-free interest rate of 7%; dividend yield of 0%; and a weighted-average expected option life of five years. A volatility factor of .75 and .50 for 1998 and 1997, respectively, was used in the calculation.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                       1998          1997
                                       ----          ----
  Pro forma net (loss) income           $30       $(1,794)

  Pro forma earnings per share-
    Basic                              $.02       $ (1.47)
    Diluted                            $.02       $ (1.47)

Information regarding these option plans is as follows:

                                             Shares
                                              Under             Option
                                             Option             Prices


Options outstanding at January 1, 1997       200,000             $1.00
 Granted                                     785,000              1.75
 Exercised                                  (120,000)             1.00
 Canceled                                          -

Options outstanding at December 31, 1997     865,000          $1.00-$1.75
 Granted                                     915,000             $1.75
 Exercised                                         -
 Canceled                                          -

Options outstanding at December 31, 1998   1,780,000         $1.00 - $1.75
Exercisable at December 31, 1998           1,780,000
Exercisable at December 31, 1997             230,000

                  Seal Holdings Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements


NOTE C - EQUITY TRANSACTIONS (Continued)


Exercise prices for options outstanding as of December 31, 1998 was $1.00 for 80,000 options and $1.75 for 1,700,000 options. The weighted-average exercise price of options outstanding at December
31, 1998 was $1.72 and the remaining weighted average contractual life of the options was 6.8 years. The exercise price of all options issued in 1998 exceeded the market price of the stock at date of grant.

At December 31, 1998, the Company has 1,780,000 shares of common stock reserved for future issuance.

Class B Common Stock

All of the Class B common stock is owned by First Magnum Corporation, an entity wholly owned by the Company's Chairman, President and Chief Executive Officer. As the sole stockholder of Class B common stock, First Magnum Corporation has the right to select a majority of the Board of Directors of the Company.

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

In a meeting of the Board of Directors dated December 1, 1998, it was resolved that, assuming a successful closing of definitive agreements with OH, Inc., that Mr. Ferguson receive a special bonus equal to the value of the loan granted to him on March 21, 1997, and accrued interest receivable to that date.


NOTE D -  LAND HELD FOR SALE

The Company owned a 516-acre tract of unimproved land in Brazoria County, Texas which was recorded at its estimated fair market value of $154,000 as "wet lands" and had no possibility of commercial development in the foreseeable future. During 1996 the Company sold this tract of land to the United States Department of the Interior's Fish and Wildlife Service for $154,000. Proceeds from this sale were received in the first quarter of 1997.

                   Seal Holdings Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

NOTE E -  FEDERAL INCOME TAX

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

                                            Year Ended December 31
                                               1998         1997

          Deferred tax assets:
          Allowance for bad debts                  -        $48,498
          Depreciation and amortization     $    619          4,714
          Charitable Contributions             3,959          1,701
          NOL Carryforward                   336,837        671,279
          Tax credits                        199,272        275,701
          Accrual for future claims           18,815              -
          Stock option based compensation     58,214              -
                                            ---------       -------
          Deferred tax assets                617,716      1,001,893
                                            ---------       --------
          Less valuation allowance          (617,716)    (1,001,893)
                                            ---------       --------
          Net deferred tax assets                  0             0
                                            ---------       --------

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of the evidence, both positive and negative, management has determined that a $617,716 valuation allowance at December 31, 1998 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $(384,143). At December 31, 1998, the Company has available net operating loss carryforwards of $895,130, which expire in the years
2000 through 2012.

NOTE F - COMMITMENTS

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

Rent expense was $42,000 and $36,000 for the years ended December, 31, 1998 and 1997 respectively.

At December 31, 1998, the Company had no other significant commitments.


NOTE H - 401(K) EMPLOYEE RETIREMENT PLAN

The Company has a 401(k) Employee Retirement Plan ("401(k) Plan") effective January 1, 1985. The 401(k) Plan covers all eligible Company employees and has been approved by the Internal Revenue Service.
Contributions can be made by an employee in amounts not to exceed the maximum allowed by the Internal Revenue Service. The Company does not contribute to the 401(k) Plan. It does, however, pay administrative fees which are deemed to be immaterial. At December 31, 1998 there was one active employee in the 401(k) Plan.


NOTE I - GOING CONCERN

The current financial position of the Company requires consideration as to whether it will be able to continue as a going concern. The Company experienced operating losses of $1,355,000 and $1,716,000 in 1998 and 1997, respectively. The Company's liquid assets have been diminished in furtherance of the development and sale of its physician practice management business.

Management represents that should the OH, Inc. transaction not close, the Company has values that would interest other outside investors, including its investment in Camber, the business relationships it has developed, and an attractive equity structure which includes Common B shares, which can elect a majority of the Board of Directors.

The Company's long-term ability to meet its operating expenses and to continue as a going concern will be dependent on its ability to raise additional capital or to complete a business combination with an entity having sufficient cash flows to meet the Company's ongoing obligations.

NOTE J - SUBSEQUENT EVENT

On January 4, 1999, a letter agreement was signed between OH, Inc. and the Company with regard to the closing date as set forth in the Agreement and Plan of Exchange (the "Agreement") dated December 21, 1998. The closing date was initially planned for January 1, 1999. The Agreement states, however, that the closing date will be on or about April 2, 1999, but in no event later than April 30, 1999, unless extended by mutual consent of the parties.

In consideration for extending the closing date, the letter agreement provides that OH, Inc. shall loan to the Company the principal amount of up to $187,000 prior to the date of closing at six percent (6%) interest per annum. The proceeds of this loan were intended to defray the day-to-day obligations of the Company between January 1, 1999 and March 31, 1999.

The principal and interest accrued will be forgiven upon the successful closing and will be payable to OH, Inc. only in the absence of such closing.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE

NONE



                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information appearing under the captions "Proposal One," "Executive Officers and Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement covered by this Annual Report on Form 10-KSB is incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION

The information appearing under the caption "Executive Compensation" in the Company's Proxy Statement is incorporated herein by reference.


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

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

The Exhibits listed in the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-KSB. The following is a list of such Exhibits:

Exhibit      Description
-------      -----------
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

*10.3 1998 Incentive Option Plan, attached to the proxy statement for the annual meeting of shareholders of Seal Holdings Corporation, held June 24,1998, is hereby incorporated herein by reference.

*10.4 1997 Incentive Option Plan, attached to the proxy statement for the annual meeting of shareholders of Seal Fleet, Inc. held May 14, 1997, is hereby incorporated herein by reference.

*10.5 Seal Fleet, Inc. Amended 1996 Long-Term Incentive Plan, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB of Seal Fleet, Inc. for the quarterly period ended March 31, 1997, is hereby incorporated herein by reference.

10.6	       Business Combination Agreement dated October 9, 1998, by and among Kohlberg & Company, L.L.C., Camber Companies, LLC, Monsanto Company, Seal Holdings Corporation and Primary Care Medical Centers of America, Inc.

10.7	       General Assignment dated as of October 8, 1998, from Primary
             Care Medical Centers of America, Inc. to Camber Companies, LLC.

10.8 Assumption Agreement dated as October 9, 1998 from Camber Companies LLC to Monsanto Company.

10.9 Agreement and Plan of Exchange between Seal Holdings Corporation and OH, Inc., a Florida corporation, dated December 21, 1998.

21           Subsidiaries of the Registrant.

* Management contracts or compensatory plans or arrangements.

The Company will furnish a copy of any Exhibit on request in payment of the Company's reasonable expenses of furnishing such Exhibit.

(b)  Reports on Form 8-K.

Report on Form 8-K filed November 6, 1998 regarding a press release announcing a transaction with Camber Companies, LLC.

Report on Form 8-K filed December 22, 1998, regarding a press release announcing the securities exchange agreement with OH, Inc.

                                  SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SEAL HOLDINGS CORPORATION

Dated:  March 29, 1999                   /s/ Thomas M. Ferguson
                                    ----------------------------------
                                    By:  Thomas M. Ferguson,
                                         Chairman of the Board, President and
                                         Chief Executive Officer

In Accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



         SIGNATURE                     TITLE                       DATE
         ---------                    -------                     ------

/s/ Thomas M. Ferguson          Chairman of the Board,         March 29, 1999
- - ------------------------      President, Chief Executive
Thomas M. Ferguson              Officer and Director

/s/ James S. Goodner            Vice President,                March 29, 1999
- - ------------------------      Chief Financial Officer,
James S. Goodner                Treasurer and Secretary

/s/ J. Erik Hvide               Director                       March 29, 1999
- - ------------------------
J. Erik Hvide

/s/ Donald L. Caldera           Director                       March 29, 1999
- - ------------------------
Donald L. Caldera

                                 EXHIBIT INDEX

Exhibit      Description

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

*10.3 1998 Incentive Option Plan, attached to the proxy statement for the annual meeting of shareholders of Seal Holdings Corporation, held June 24,1998, is hereby incorporated herein by reference.

*10.4 1997 Incentive Option Plan, attached to the proxy statement for the annual meeting of shareholders of Seal Fleet, Inc. held May 14, 1997, is hereby incorporated herein by reference.

*10.5 Seal Fleet, Inc. Amended 1996 Long-Term Incentive Plan, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB of Seal Fleet, Inc. for the quarterly period ended March 31, 1997, is hereby incorporated herein by reference.

10.6 Business Combination Agreement dated October 9, 1998, by and among Kohlberg & Company, L.L.C., Camber Companies, LLC, Monsanto Company, Seal Holdings Corporation and Primary Care Medical Centers of America, Inc..

10.7	       General Assignment dated as of October 8, 1998, from Primary
             Care Medical Centers of America, Inc. to Camber Companies, LLC.

10.8 Assumption Agreement dated as October 9, 1998 from Camber Companies LLC to Monsanto Company.

10.9 Agreement and Plan of Exchange between Seal Holdings Corporation and OH, Inc., a Florida corporation, dated December 21, 1998.

21           Subsidiaries of the Registrant.

27           Financial Data Statement



*    Management contracts and compensatory plans or arrangements.