Form 10KSB/A
period 1998-12-31
SEAL HOLDINGS CORP
filed 1999-04-30
CIK 110027

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                  FORM 10-KSB/A
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998
                          Commission File No. 000-05667

                            Seal Holdings Corporation
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                             64-0769296
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

5601 N. Dixie Highway, Suite 411, Ft. Lauderdale, FL               33334
(Address of principal executive offices)                         (Zip Code)

                                 (954) 771-5402
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

                      Class A Common Stock, $.20 Per Share

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                          Yes [X]         No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the issuer's revenues for its most recent fiscal year: $25,267

State the aggregate market value of the issuer's voting stock held by non-affiliates of the issuer as of April 15, 1999: $4,421,170.

State the number of shares outstanding as of the issuer's classes of common stock as of April 15, 1999:

Class A Common Stock, $.20 par value:  11,598,994
Class B Common Stock, $.20 par value:  25,000

DOCUMENTS INCORPORATED BY REFERENCE - None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer of the Seal Holdings Corporation (the "Company") as of April 23, 1999.


       Name                    Age                   Position                Since
M. Lee Pearce, M.D.            68             Chairman of the Board,          1999
                                                 Class B Director             1999

Robert G. Tancredi, M.D.       61            Chief Executive Officer,         1999
                                                 Class B Director             1999

John J. Rydzewski              46                Class B Director             1999

Thomas M. Ferguson             59                Class A Director             1999

Rudy J. Noriega                62                      (1)                    1999

Cecilio M. Rodriguez           39                   Treasurer,                1999
                                                    Secretary                 1999

---------------
(1) Mr. Noriega is the President of certain of the Company's operating subsidiaries.

M. Lee Pearce, M.D. has served as a Class B Director and Chairman of the Board of Directors and a principal stockholder of the Company since April 1999. Dr. Pearce has over 40 years of experience in the health care industry. For the majority of his health care career, he has been the Chairman and Chief Executive Officer of health care services companies which he founded. From February 1993 to January 1997, Dr. Pearce served as a director of OrNda Health Corporation ("OrNda") (NYSE:ORN), the third largest investor-owned hospital management system in the United States which operated 48 acute care medical-surgical hospitals, ambulatory surgical centers, numerous outpatient and specialty clinics. From 1989 to February 1997, he served as a director of IVAX Corporation (AMEX:IVX), a manufacturer of pharmaceuticals, personal care products and diagnostic devices. In 1991, entities in which Dr. Pearce was a substantial owner included Golden Glades Regional Medical Center in Miami which was later restructed and sold. From 1987 through 1989, Dr. Pearce was at first a significant shareholder (1987) and then a director (1988) of American Medical International, Inc. (NYSE: AMI). Between 1969 and 1985, he was the Chairman and Chief Executive Officer of American Hospital Management Corp., the operating management company of American Hospital of Miami and North Ridge Medical Center (two hospitals which he founded, developed and which were sold to AMI in 1985). Dr. Pearce is a member of the Board of Fellows of the Harvard Medical School and serves as a pro-bono consultant to the Mayo Foundation and the Mayo Medical Ventures. He also serves on the Board of Trustees of the University of Miami where he is also a member of the George
E. Merrick Society. In addition to Dr. Pearce's medical degrees, he also received a J.D. degree from the University of Miami and is a member of the Florida Bar and the American Bar Association.

Robert G. Tancredi, M.D. has served as a Class B Director and Chief Executive Officer of the Company since April 1999. Dr. Tancredi has also served as the Chief Executive Officer and as a Manager of OH, Inc., a wholly owned subsidiary of the Company since April 1999. From December 1991 until his retirement as of December 31, 1996, Dr. Tancredi was Chairman of the Board of Governors of the Mayo Clinic, Scottsdale, Arizona. From October 1997 until April 2, 1999, Dr. Tancredi provided consulting services to certain affiliates of the Company and of Dr. Pearce.

John J. Rydzewski has served as a Class B Director of the Company since April 1999. Since 1993, Mr. Rydzewski has been an investment banker specializing in health care finance and has been a principal of Benedetto, Gartland & Company, Inc., an investment banking firm. Mr. Rydzewski was previously a Vice President in the Health Care Finance Group of Kidder, Peabody & Co. and a manager at Price Waterhouse & Co. Mr. Rydzewski previously served as Chairman of the Board of ARV Assisted Living, Inc. and as a director of United Medical and Maxim Healthcare Corporations. Mr. Rydzewski received a Master of Business Administration Degree and a Bachelor of Science Degree from The Wharton School of the University of Pennsylvania.


Thomas M. Ferguson has served as a Class A Director of the Company since April 1999. Mr. Ferguson was the Company's Chairman of the Board and a Class B Director from February 7, 1997 to April 2, 1999, and President and Chief Executive Officer of the Company from August 14, 1996 to April 2, 1999. Since 1992, he has been a Director, Chairman and President of First Stanford Corporation, a private advisory company engaged in providing services principally with respect to maritime transactions and the development of strategic business and financial plans for national and international companies. Mr. Ferguson serves as a director of Camber Companies, LLC. Mr. Ferguson is the sole stockholder, officer and Director of First Magnum Corporation. Mr. Ferguson received a Bachelor of Arts degree from Florida State University.

Rudy J. Noriega has served as an executive officer of a number of the Company's subsidiaries since January 1998. Mr. Noriega has been a health care executive for the last 35 years. Since 1991, he has served as the President and Chief Executive Officer of Health Care Resource Consultants, Inc. ("HRCI"), a health care management consulting firm. HRCI also served as a consultant to COCF until July 1998. Mr. Noriega has also served as the President and a Director of several other affiliates of the Company and of Dr. Pearce, including VAE, Inc., a construction company, and Oakridge Medical Group Realty, Inc., which owns a physician medical office building. From March 1993 to September 1995, Mr. Noriega was employed by OrNda as a Senior Vice President of OrNda of South Florida, Inc. From 1991 to 1993, he was the Chief Executive Officer of Golden Glades Regional Medical Center. Mr. Noriega is currently a fellow of the American College of Healthcare Executives.

Cecilio M. Rodriguez, CPA has served as the Secretary and Treasurer of the Company since April 1999. Mr. Rodriguez has served as an executive officer of a number of the Company's subsidiaries since January 1998. From October 1996 to January 1998, Mr. Rodriguez served as Senior Vice President and Chief Financial Officer of First Financial Acceptance, Inc., a consumer finance company. From April 1991 until its sale in October 1996, Mr. Rodriguez was a Senior Vice President and Chief Financial Officer of Bank of North America. Bank of North America was controlled by Dr. Pearce. Mr. Rodriguez has been licensed in Florida as a Certified Public Accountant since 1982.

There are no family relationships between any of the Company's executive officers and Directors. All Class A Directors are elected by holders of the Class A Common Stock and all Class B Directors are elected by holders of the Class B Common Stock at the annual meeting of the stockholders of the Company and hold office following election or until their successors are elected and qualified. The bylaws permit the Board of Directors to fill any vacancy and such Director may serve until the next annual meeting. The Officers of the Company are appointed by and serve at the discretion of the Company's Board of Directors.

To the best knowledge of the Company, other than as stated above, no Director of the Company is a Director of any other company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act or any company registered under the Investment Company Act of 1940.

Compliance with Section 16(a) of the Exchange Act


Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 14a-3(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the fiscal year ended December 31, 1998, and on Forms 5 received in regard to the 1998 fiscal year, and any written representations, the Company is not aware of the failure of any "Reporting Person" (as defined in Section 16(a) of the Securities and Exchange Act 1934) to file on a timely basis reports required by Section 16(a) during the fiscal year ended December 31, 1998.



ITEM 10. EXECUTIVE COMPENSATION

Cash Compensation

The following table provides information as to the compensation paid by the Company and its then subsidiaries, for the three fiscal years ended December 31, 1998, to its Chief Executive Officer. No other executive officer's remuneration (i.e. annual salary and bonus) exceeded $100,000.

                                                                                                      Long-Term
                                                         Annual Compensation                         Compensation
                                                                          Other Annual
Name and                                                     Bonus           Compen-            Securities Underlying
Principal Position               Year        Salary($)        ($)         sation ($)(1)            Options/SARs (#)
Thomas M. Ferguson(2)            1998         26,529          -0-             3,171                    445,000
Chairman, President and          1997         64,000          -0-             3,171                    355,000
Chief Executive Officer          1996         18,138          -0-              -0-                       -0-

(1) Except for stock options issued pursuant to the Company's 1996, 1997 and 1998 Stock Option Plans, the Company has not provided any long-term compensation plan, stock appreciation rights, defined benefit or actuarial plan, employment contract or termination of employment or change in control agreements with any executive officer. "Other Annual Compensation" includes the value of life insurance in excess of regulation amounts provided by the Company.

(2) Mr. Ferguson was appointed as President and CEO of the Company on August 14, 1996 and resigned as President and CEO effective April 2, 1999, when the Company acquired 100% of OH, Inc., a Florida corporation, in exchange for 91% of the outstanding voting capital of the Company pursuant to an Agreement and Plan of Exchange. Mr. Ferguson continues to serve as a Director of the Company.

Option Grants During Fiscal Year 1998


The following table shows all grants during the fiscal year ended December 31, 1998 of stock options to the Chief Executive Officer.


                                              % of Total
                                              Options
                           Number of          Granted to                                             Market
                           Shares             Employees                           Exercise or       Price on
                           Underlying         in  Fiscal        Date of           Base Price        Date of        Expiration
Name                       Options(#)           Year(1)          Grant             ($/Share)         Grant             Date
Thomas M.  Ferguson        225,000(2)             49%        July 13, 1998           $1.75           $1.38         July 13, 2003
                           220,000(3)                        July 13, 1998           $1.75           $1.38         July 13, 2003


(1) Represents all options granted during fiscal year 1998 to employees, officers, Directors and one outside consultant.

(2) Issued pursuant to the Seal Fleet, Inc. Incentive Option Plan ("1997 Plan").

(3) Issued pursuant to the Seal Holdings Corporation 1998 Incentive Option Plan ("1998 Plan").

Employment Contracts

As of December 31, 1998, the Company had no written employment agreements with Thomas M. Ferguson, the Company's former Chief Executive Officer, President, and Chairman.

Option Exercises and Year End Option Values

The following table shows the aggregate number of unexercised options granted with respect to the Class A Stock of the Company under the 1996 Plan, the 1997 Plan, and the 1998 Plan to the Chief Executive Officer.


                                                                  Number of Securities               Value of Unexercised
                               Shares                                  Underlying                    In-the-Money Options
                             Acquired on        Value             Options/at FY End(#)                   at FY-End ($)
Name                        Exercise (#)      Realized($)       Exercisable/Unexercisable          Exercisable/Unexercisable
Thomas M. Ferguson               -0-              -0-                  800,000/-0-                       $900,000/-0-

The Company's Stock Option Plans.

Currently, the Company has three stock options plans: (i) the Seal Holdings Corporation 1998 Incentive Option Plan adopted in 1998 ("1998 Plan"), (ii) the Seal Fleet, Inc. Incentive Option Plan adopted in 1997 ("1997 Plan"), and (iii) the Seal Fleet, Inc. Long-Term Incentive Plan adopted August 14, 1996, as amended March 21, 1997 ("1996 Plan"). The Company is also proposing to adopt the Seal Holdings Corporation Long Term Incentive Plan at its 1999 Annual Meeting of Stockholders. All options under the 1998 Plan, the 1997 Plan and the 1996 Plan have been granted.

         The 1998 Plan

         Number of Shares Subject to the 1998 Plan. The 1998 Plan reserves for issuance up to Five Hundred Thousand (500,000) shares of the Company's Class A Common Stock pursuant to the exercise of options granted under such plan. The number of shares is subject to adjustment for any future stock dividends, splits, mergers, combinations, or other changes in capitalization as described in the 1998 Plan. The market value of the Company's Class A Common Stock as reported on the National Daily Quotation Service ("Pink Sheets") as of April 9, 1998, the date of adoption of the 1998 Plan, was $0.69 per share.

         In order to comply with the requirements for deductibility under
Section 162(m) of the Internal Revenue Code ("Code"), the maximum number of shares which may be granted to an individual under the 1998 Plan during the full ten-year term of the 1998 Plan is 250,000 shares.

         Administration and Duration of the 1998 Plan. Authority to administer the 1998 Plan and to grant awards rests with the Board of Directors, although the Board may delegate its authority to grant awards to a Committee of the Board. The 1998 Plan will terminate on March 27, 2008, but the Board retains the right to suspend, terminate or amend the plan at any time. On termination of the plan, outstanding awards remain in effect until they expire by their terms, are forfeited or otherwise terminate.

         Eligibility for Participation. Options may be granted under the 1998 Plan to executive Officers, key employees, consultants and Directors of the Company and any subsidiary of the Company. Management estimates that as of December 31, 1998, as many as two of its present employees are currently eligible to receive awards under the 1998 Plan. However, depending upon numerous factors, awards may be granted to a significantly larger or to a smaller number of employees. Management is not able to estimate the number of consultants that may be eligible for the grant of options.

         Terms of Options. Options granted to employees may be either incentive stock options ("ISOs") which satisfy the requirements of Code Section 422 or nonstatutory options ("NSOs") which are not intended to satisfy such requirements. Options granted to Outside Directors and consultants may only be NSOs. The option exercise price of ISOs may not be less than the fair market value of the Company's Class A Common Stock on the date of grant of the ISO. The option exercise price of NSOs is within the discretion of the Board. Payment of the exercise price may be made in cash, by certified check, promissory note, or other shares of the Company's Class A Common Stock. The term of an ISO may not exceed ten years. The term of an NSO may not exceed the period determined by the Board in the grant of the option. Options may be made exercisable under such conditions as the Board or its delegate may establish, such as if the optionee remains employed until a specified date, or if specified performance goals have been met. If an optionee's employment terminates because of misconduct, such option terminates immediately. If an optionee's employment terminates for any reason other than misconduct, the option remains exercisable for a fixed period of three months (twelve months where employment has terminated because of death or disability) or a longer period to be fixed by the Board or its delegate up to the remainder of the option's term. In no case may an option be exercised after the expiration of the option term. An option may be exercised by the optionee or his guardian or legal representative.

         Federal Tax Consequences--Nonstatutory Options. No taxable income is recognized by an optionee upon the grant of an NSO. The optionee generally will recognize ordinary income in the year in which the option is exercised equal to the excess of the fair market value of the purchased shares at the date of exercise price, and the optionee will be required to satisfy the tax withholding requirements applicable to such income which the optionee may elect to satisfy by having the Company withhold shares from the shares otherwise due or by delivering a sufficient number of previously owned shares of the Company's Class A Common Stock to the Company. On ultimate sale of the shares, the optionee will generally recognize as capital gain or loss the difference between the fair market value on the date of exercise and the ultimate sales price.

         Federal Tax Consequences--Incentive Stock Options. No taxable income is recognized by the optionee at the time of the grant of an ISO and, except in determining alternative minimum tax, no taxable income is recognized at the time the ISO is exercised. The optionee will, however, recognize taxable income or loss in the year in which the purchased shares are sold or otherwise made the subject of disposition.

         For federal tax purposes, dispositions of ISOs are divided into two categories: qualifying and non-qualifying. The optionee will make a qualifying disposition of the purchased shares if the sale or other taxable disposition of such shares is made more than two years after the grant date of the option and more than one year after the exercise date. If the optionee fails to satisfy either of these two holding periods prior to the sale or other disposition of the purchased shares, then a non-qualifying disposition will result. Upon a qualifying disposition of the shares, the optionee generally will recognize long-term capital gain in an amount equal to the excess of (i) the amount realized upon the sale or other disposition over (ii) the option price paid for the shares. If there is a non-qualifying disposition of the shares, then the excess of (i) the fair market value of the shares at the date of exercise (or, if lower, the fair market value of the shares on the date of disposition) over
(ii) the option price paid therefor will be taxable as ordinary income. Any additional gain recognized upon the disposition will be a capital gain, and such gain will be long-term if the shares have been held for more than one year following exercise of the option.

         Alternative Minimum Tax. The difference between the fair market value of shares subject to an ISO on the date of exercise and the exercise price of such shares is an adjustment to income for purposes of the alternative minimum tax (the "AMT"). The AMT (imposed to the extend it exceeds the taxpayer's regular tax) is 26% of an individual taxpayer's alternative minimum taxable income (28% in the case of alternative minimum taxable income in excess of $175,000). Alternative minimum taxable income is determined by adjusting regular taxable income for certain items, increasing that income by certain tax preference items (including the difference between the fair market value of the shares subject to the ISO on the date of exercise and the exercise price) and reducing this amount by the applicable exemption amount ($45,000 in case of a joint return, subject to reduction under certain circumstances). If a disqualifying disposition of the shares subject to an ISO occurs in the same calendar year as exercise of the ISO, there is no AMT adjustment with respect to those shares. Also, upon a sale of such shares that is a qualifying disposition, alternative minimum taxable income is reduced in the year of sale by the excess of the fair market value of the shares subject to the ISO at exercise over the amount paid for such shares.

         Deduction to the Company. The Company will be entitled to an income tax deduction equal to the amount of ordinary income recognized by the optionee in connection with the exercise of an NSO. The deduction generally will be allowed for the taxable year of the Company in which occurs the last day of the calendar year in which the optionee recognizes ordinary income in connection with such exercise. If the optionee makes a disqualifying disposition of the shares purchased on exercise of an ISO, then the Company will be entitled to an income tax deduction for the taxable year in which such disposition occurs, equal to the amount which is taxable to the employee as ordinary income. In no other instance will the Company be allowed a deduction with respect to the optionee's disposition of the shares purchased upon exercise of an ISO.

         Under Section 162(m) of the Code, the Company is not entitled to a deduction for certain executive compensation in excess of $1,000,000. This limitation applies to compensation paid to the Company's Chief Executive Officer and to each of its next four most highly compensated executive Officers. Amounts treated as compensation pursuant to the exercise of stock options are subject to the deduction limit, unless the option exercise price is at least equal to the fair market value of the underlying stock on the date of grant or is made subject to objective performance criteria. In addition, the grant of options must be made by a committee of at least two "outside Directors" as defined under Code Section 162(m).

As of December 31, 1998, there were 500,000 options granted pursuant to the 1998 Plan outstanding.

         1997 Plan

         The 1997 Plan is substantially similar to the 1998 Plan, with the following differences:


         Number of Shares Subject to the 1997 Plan. The 1997 Plan reserves for issuance up to 1,200,000 shares of the Company's Class A Common Stock pursuant to the exercise of options granted under such plan. The market value of the Company's Class Stock as reported on the Pink Sheets as of February 2, 1997, the date of adoption of the 1997 Plan, was $0.50 per share.

         In order to comply with the requirements for deductibility under
Section 162(m) of the Code, the maximum number of shares which may be granted to an individual under the 1998 Plan during the full ten-year term of the 1997 Plan is 600,000 shares.

         Administration and Duration of the 1997 Plan. The 1997 Plan will terminate on March 27, 2007, but the Board retains the right to suspend, terminate or amend the plan at any time. On termination of the plan, outstanding awards remain in effect until they expire by their terms, are forfeited or otherwise terminate.

As of December 31, 1998, there were 1,200,000 options granted pursuant to the 1997 Plan outstanding.

         1996 Plan

         The 1996 Plan is substantially similar to the 1998 Plan, with the following differences:

         Number of Shares Subject to the 1996 Plan. The 1996 Plan reserves for issuance up to 600,000 shares of the Company's Class A Common Stock pursuant to the exercise of options granted under such plan. The market value of the Company's Class A Common Stock as reported on the Pink Sheets, calculated based upon the average closing bid price of the Common Stock of Seal Fleet, Inc. for the five trading days immediately preceding August 14, 1996, the date of adoption of the 1996 Plan, was $0.50 per share.


         The 1996 Plan has no maximum number of shares that may be granted to an individual in order to comply with the requirements for deductibility under
Section 162(m) of the Code.

         Administration and Duration of the 1996 Plan. The 1996 Plan will terminate on April 14, 2006, but the Board retains the right to suspend, terminate or amend the plan at any time. On termination of the plan, outstanding awards remain in effect until they expire by their terms, are forfeited or otherwise terminate.

         Terms of Options. Options granted to employees shall be exercisable for common stock. The 1996 Plan does not distinguish between ISOs and NQSOs. Any restricted shares awarded and later forfeited are again subject to award under the 1996 Plan. The option price for an option shall be the fair market value of the common stock underlying the option on the date of grant. Except in special circumstances, each option shall expire on the 10th anniversary of the date of its grant. If an optionee ceases, other than by reason of death or retirement, to be employed or associated with the Company, all options granted to such optionee and exercisable on the date of termination of employment or association shall expire on the earlier of (i) the tenth anniversary after the date of grant, or (ii) three months after the day such optionee's employment or association ends. In the event of optionee's retirement, all options granted to such optionee, and exercisable on the date of such optionee's retirement shall expire on the earlier of (i) the tenth anniversary after the date of grant, or (ii) the second anniversary of the day of such optionee's retirement. If an optionee dies, the option may be exercised, to the extent of the number of shares that the optionee could have exercised on the date of such death, by the optionee's estate, personal representative or beneficiary who acquires the option by will or by the laws of descent and distribution. Such exercise may be made at any time prior to the earlier of (i) the tenth anniversary after the date of grant, or (ii) the first anniversary of such optionee's death.

         Change of Control. In the event of a change of control, all share restrictions on all restricted shares will lapse and vesting on all unexercised stock options will accelerate to the change of control date.

As of December 31, 1998, there were 80,000 options granted pursuant to the 1996 outstanding. Subsequently, during the first quarter of 1999, 20,000 of these remaining options were exercised.

Compensation of Directors

As of December 31, 1998, the Directors are compensated at the rate of $500 for regular meetings and $250 for each special meeting which they attend, and are also reimbursed for expenses. During fiscal 1998, the following options were granted to Directors of the Company (certain of whom no longer serve in that capacity and will not stand for re-election. The initial terms of these option grants are summarized below:


                                                                    Fair Market            Date
                                 Number              Grant         Value at Date        of Initial          Expiration
        Director                of Shares            Price            of Grant             Grant              Date(2)
        --------               ----------            -----         -------------        ----------          -----------
Thomas M. Ferguson             225,000(1)            $1.75             $1.38           July 13, 1998      July 13, 2003
                               220,000(2)            $1.75             $1.38           July 13, 1998      July 13, 2003
Donald L. Caldera              100,000(2)            $1.75             $1.38           July 13, 1998      July 13, 2008
J. Erik Hvide                   50,000(2)            $1.75             $1.38           July 13, 1998      July 13, 2008

(1) Issued pursuant to the 1997 Plan.
(2) Issued pursuant to the 1998 Plan.


Meetings and Committees of the Board of Directors

The Company's Board of Directors held six meetings during the fiscal year ended December 31, 1998. At December 31, 1998, the Company had a Compensation Committee consisting of Donald L. Caldera and J. Erik Hvide. During fiscal year 1998, the Compensation Committee held no meetings. The Compensation Committee reviews existing and proposed compensation plans, programs and arrangements both for officers of the Company and for certain non-officer employees. The Committee also grant stock options and award restricted stock to key employees, including officers and members of the Board, in accordance with the terms of the Company's stock option plans. The full Board of Directors, and not the Committee, is authorized to grant or award compensation, options or restricted stock to any Officer or employee who is also a Director and a member of the Compensation Committee. On April 2, 1999, Mr. Caldera and Mr. Hvide resigned as Directors and as members of the Compensation Committee, in connection with the Agreement and Plan of Exchange dated December 21, 1998 between the Company and OHI (the "Exchange Agreement").


Due to the close working relationship among the members of the Company's Board of Directors, the Company disbanded its Executive Committee and Audit Committee in August 1996. In conjunction with the closing of the Exchange Agreement, on April 15, 1999, the Board of Directors reorganized an Audit Committee and appointed John Rydzewski and Thomas Ferguson, each of whom are outside Directors, as members of both Company's Compensation Committee and Audit Committee. The Audit Committee will review the scope of the accountants' engagement, including the remuneration to be paid, and reviews the independence of the accountants. The Audit Committee, with the assistance of the Company's Treasurer, Chief Financial Officer and other appropriate personnel, will review the Company's annual financial statements and the independent auditor's report, including significant reporting and operational issues; corporate policies and procedures as they relate to accounting and financial reporting and financial controls; litigation in which the Company is a party; and use by the Company's Executive Officers of expense accounts and other non-monetary perquisites, if any. The Audit Committee may direct the Company's legal counsel, independent auditors and internal audit staff to inquire into and report to it on any matter having to do with the Company's accounting or financial procedures or reporting.

No Director attended fewer than 75% of the meetings of the Board of Directors or of any committee on which such Director served held during the fiscal year ended December 31, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table shows, as of April 23, 1999, the Common Stock owned beneficially by (i) each Director of the Company, (ii) each Executive Officer,
(iii) all Directors and Executive Officers as a group, and (iv) each person known by the Company to be the "beneficial owner" of more than five percent (5%) of such Common Stock. "Beneficial ownership" is a technical term broadly defined by the Securities and Exchange Commission to mean more than ownership in the usual sense. For example, you "beneficially" own Common Stock not only if you hold it directly, but also if you indirectly (through a relationship, a position as a Director or trustee, or a contract or understanding), have (or share the power to vote the stock, or sell it) the right to acquire it within 60 days. Except as disclosed in the footnotes below, each person has sole voting and investment power over his or her shares. As of April 23, 1999, there were 11,598,994 shares of Class A Common Stock issued and outstanding and 1,557 holders of record, and 25,000 shares of Class B Common Stock issued and outstanding and one holder of record. In addition, there are 2,000,000 shares of Series A Preferred Stock that are convertible into 20,000,000 shares of Class A Common Stock at such time as the Company's stockholders approve an amendment (the "Capital Amendment") to the Company's Certificate of Incorporation to increase the number of authorized shares of Class A Common Stock.

                                                                                    Shares              Percentage
                                                                                 Beneficially          Beneficially
              Name (1)                            Current Title                      Owned                 Owned
M. Lee Pearce, M.D.(2)               Class B Director, Chairman of the            30,168,419               95.5%
                                     Board of Directors

Robert G. Tancredi, M.D.             Class B Director, Chief Executive                    --                 --
                                     Officer

John J. Rydzewski(3)                 Class B Director                                150,000                1.3%

Rudy J. Noriega                      (4)                                                  (4)                (4)

Cecilio M. Rodriguez                 Treasurer and Secretary                              --                 --

Thomas M. Ferguson(5)                Class A Director                              1,072,675                8.7%

All Directors and Executive                                                       31,391,094               96.9%
Officers as a Group (6 Persons)

-------------
*Less than 1%.

(1) The address for each of the persons and entities listed above is 5610 N. Dixie Highway, Suite 411, Fort Lauderdale, Florida 33334.

(2) The shares beneficially owned by Dr. Pearce (i) include 10,168,419 shares of Class A Common Stock, (ii) include 25,000 shares of Class B Common Stock, which are owned by Lauderdale Holdings, Inc., a Florida corporation, of which Dr. Pearce is the sole shareholder, and (iii) assume the conversion of 2,000,000 shares of Series A Preferred Stock into 20,000,000 shares of Class A Common Stock. Such Series A Preferred Stock automatically converts into shares of Class A Common Stock at such time as the Company's stockholders approve the Capital Amendment to increase the number of authorized shares of Class A Common Stock to 99,975,000 shares. Each share of Series A Preferred Stock is entitled to ten votes for each one share held. Once converted, each share of Class A Common Stock is entitled to one vote for each one share held.

(3) Includes 100,000 shares of Class A Common Stock owned by Benedetto, Gartland & Company, Inc., a New York corporation, of which Mr. Rydzewski is a director and shareholder. The calculation of Mr. Rydzewski's beneficial ownership percentage does not take into account the shares of Class A Common Stock issuable to Dr. Pearce upon conversion of the Series A Preferred Stock nor the exercise of outstanding options held by third parties, including the options held by Mr. Ferguson.

(4) Mr. Noriega is the President of certain of the Company's operating subsidiaries. Mr. Noriega has certain arrangements with affiliates of Dr. Pearce where he has certain rights to a small minority participation interest in Dr. Pearce's investment in the Company.

(5) Includes (i) options to purchase up to 800,000 shares of Class A Common Stock, all of which are fully vested and exercisable and (ii) 157,675 shares held by First Magnum Corporation. As sole stockholder of First Magnum Corporation, Mr. Ferguson has voting and investment power over First Magnum Corporation's shares of Common Stock of the Company. The calculation of Mr. Ferguson's beneficial ownership percentage does not take into account the shares of Class A Common Stock issuable to Dr. Pearce upon conversion of the Series A Preferred Stock nor the exercise of outstanding options held by third parties.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following describes certain transactions or relationships between the Company and its officers, directors and certain related parties in which any of them had or is to have a direct or indirect material interest. Except as otherwise specifically set forth herein, for purposes of this section "Certain Relationships and Related Transactions," the term "Company" also includes each of the Company's subsidiaries.

Except as otherwise stated below, all transactions between and among the Company and its subsidiaries described below, its executive officers and the subsidiaries and each of their respective affiliates have been entered into without the benefit of arm's length bargaining and may involve conflicts of interest. The Company believes that transactions with affiliates have been made on terms no less favorable to the Company than those available from unaffiliated parties. In addition, the structure and proposed method of operations of the Company may create certain inherent conflicts between the Company and its affiliates.

Association of Directors and Officers

All of the Company's directors and officers who performed such functions prior to the closing of the transactions contemplated by the Exchange Agreement were associated with other firms or occupations involving other business activities. Because of these affiliations and because these individuals devoted only part time to the affairs of the Company, there were potential inherent conflicts of interest in their acting as directors and officers of the Company and of other entities. All of the Company's directors and officers who served as directors or controlling stockholders of other entities were engaged in a variety of businesses which may have had various transactions with the Company.

Agreement with First Stanford Corporation

Effective April 2, 1999, the Company entered into a consulting agreement ("FSC Agreement") with First Stanford Corporation ("First Stanford"), whose sole stockholder, officer and director is Thomas M. Ferguson, a Class A Director of the Company (as of April 2, 1999) and the former Chief Executive Officer, President and Class B Director of the Company (to April 2, 1999). Under the terms of the FSC Agreement, First Stanford will provide advisory services with respect to strategic and financial planning, marketing programs, corporate organization and structure and other general corporate matters. The FSC Agreement commenced on April 2, 1999 and will continue for a one year period. In connection with the performance of its services, First Stanford will receive $15,000 per month (for a total of $180,000 during the term of the FSC Agreement). The terms and conditions of the FSC Agreement were with the benefit of arm's length negotiations.

M. Lee Pearce, M.D.


M. Lee Pearce M.D., the Company's Chairman of the Board and its majority stockholder, directly or indirectly, owns a number of entities with which the Company, through its wholly-owned subsidiaries, does or will do business. In particular, Dr. Pearce (i) is the beneficial owner of North Ridge Va., Ltd. ("VAL"), the entity which owns the building where a comprehensive state-of-the-art medical facility called the "Oakridge Comprehensive Outpatient Center" (the "Center") is located in Fort Lauderdale, Florida and is operated and leased by subsidiaries of the Company, (ii) is the beneficial owner of a substantial majority of North Ridge Medical Plaza, Ltd. ("NRMP"), which owns the building where the Company leases certain office suites for physician and executive offices, as well as will lease space for a cardiac catheterization laboratory ("Cath Lab") that will be operated by one of the Company's subsidiaries, and (iii) is the beneficial owner of Oakridge Medical Group Realty, Inc. ("Realty"), a Florida corporation that is controlled by an affiliate of the Company, which owns two buildings that house the offices of certain physician employees of a subsidiary of the Company.

Rudy J. Noriega

Mr. Noriega has certain arrangements with affiliates of the Company pursuant to which Mr. Noriega has certain rights to invest for a small minority position in certain affiliates, including VAL and NRMP. VAL owns the building in which the Center is located and NRMP owns the building where the Company leases certain office suites for physician and executive offices and will lease space for the Cath Lab.


Agreements Among Subsidiaries

A number of the Company's subsidiaries have or will enter into agreements between and/or among one another to perform certain management and other services.

Lease Agreements between the Subsidiaries and Certain Affiliates of Dr. Pearce

The Company intends to enter into certain lease agreements between certain operating subsidiaries of the Company, as lessees, and certain affiliates of Dr. Pearce, as lessor. Currently, the Company intends to enter into a definitive lease agreement with VAL, the owner of the Center. It is anticipated that the lease will be a triple-net lease, however, the specific terms of the lease are in the process of being negotiated.

It is anticipated that the annual rental under such lease will be based on fair market rates and that the balance of the material terms will be no less favorable than could be obtained by the Company from unaffiliated parties in an arm's length transaction.

The Company also expects to enter into a written lease agreement with NRMP for the Cath Lab to consist of approximately 5,700 square feet. While the agreement has not been fully negotiated or executed, the Company expects to do so within the near future. It is anticipated that the annual rental under such lease will be based on fair market rates and that the balance of the material terms will be no less favorable than could be obtained by the Company from unaffiliated parties.

Lease of Administrative and Physician Offices

Through one or more of its subsidiaries, the Company currently leases four suites from NRMP. These suites are used for administrative and physician offices. The office suites each lease for approximately $18 per square foot and are on a month-to-month basis, which is consistent with the amount paid by and terms of arrangements between NRMP and non-affiliated tenants. The Company has not yet entered into a definitive written agreement with NRMP but intends to do so in the near future. It is anticipated that the annual rental under such lease will be based on fair market rates and that the balance of the material terms will be no less favorable than could be obtained by the Company from unaffiliated parties in an arm's length transaction.

Through its subsidiaries, the Company also leases approximately 16,000 square feet at $18 per square foot, on a month to month basis for this space from Realty. These rates were established by an independent appraisal firm. The Company has not yet entered into a definitive written agreement with Realty.


Credit Support of Certain Company Obligations

The Company has entered into lease and loan agreements relating to computer hardware and software, office equipment and medical equipment used or to be used by the Company's subsidiaries. The total amount of the lease and loan obligations is approximately $9.0 million. In connection with these lease and loan obligations, Dr. Pearce has provided credit support for the issuance of letters of credit in favor of the lessors and creditors. The amounts of the letters of credit have been 20% of the value of the leased equipment or the loan, as applicable, for a total of approximately $1.8 million. The Company expects that in the near future, through its subsidiaries, the Company will replace an approximately $200,000 letter of credit that is currently supported by Dr. Pearce with a letter of credit supported by the Company's own collateral and/or guarantees.

Guarantees of other Contractual Obligations

Certain affiliates of Dr. Pearce have provided limited guarantees of certain contractual obligations of the Company, including, among other items, agreements with certain employees entered into before any significant capitalization of the Company.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a)  Exhibits


     None


(b)  Reports on Form 8-K

         (i) Form 8-K dated April 19, 1999 regarding the Agreement and Plan of Exchange dated December 21, 1998, between Seal Holdings Corporation and OH, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                SEAL HOLDINGS CORPORATION

Dated: April 29,  1999
                                                By:/s/ Robert G. Tancredi, M.D.
                                                   -----------------------------
                                                   Robert G. Tancredi, M.D.,
                                                   Chief Executive Officer

                                                By:/s/ Cecilio M. Rodriguez
                                                   -----------------------------
                                                   Cecilio M. Rodriguez
                                                   Principal Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB/A has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                                   Title                                       Date
---------                                   -----                                       ----

/s/Thomas M. Ferguson                       Class A Director                            April 29, 1999
----------------------
Thomas M. Ferguson



/s/ M. Lee Pearce, M.D.                     Class B Director,                           April 29, 1999
------------------------
M. Lee Pearce, M.D.                         Chairman of the Board


/s/Robert G. Tancredi, M.D.                 Class B Director,                           April 29, 1999
---------------------------
Robert G. Tancredi, M.D.                    Chief Executive Officer


/s/John J. Rydzewski                        Class B Director                            April 29, 1999
---------------------
John J. Rydzewski

                                       18