Form 10QSB
period 1999-03-31
SEAL HOLDINGS CORP
filed 1999-05-17
CIK 110027

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999

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

           5601 N. Dixie Highway, Suite 411, Fort Lauderdale, FL 33334
           (Address of principal executive offices)         (Zip Code)

                                 (954) 771-5402
                           (issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes (X)      No ( )

Class A common stock, par value $.20 per share, 11,616,894 shares outstanding as of May 1, 1999

Class B common stock, par value $.20 per share, 25,000 shares outstanding as of May 1, 1999

Transitional Small Business Disclosure Format (Check one):
                               Yes ( )      No (X)

                                      INDEX

PART I     FINANCIAL INFORMATION


           Item 1.  Financial Statements

                    Consolidated Balance Sheets                              3

                    Consolidated Statements of Operations                    5

                    Consolidated Statements of Cash Flows                    6

                    Notes to Consolidated Financial Statements               7

           Item 2.  Management's Plan of Operation                           9


PART II    OTHER INFORMATION

           Item 1.  Legal Proceedings                                       13

           Item 6.  Exhibits and reports on Form 8-K                        13

PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements



                   SEAL HOLDINGS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)



                                                            March 31,          December 31,
                                                               1999                1998
                                                         ----------------    ---------------
                                  ASSETS                   (Unaudited)           (Note A)
Current assets
    Cash                                                            $28                $15
    Other receivables (Note B)                                      100                142
    Prepaid expenses                                                  5                 11
                                                         ----------------    ---------------
Total current assets                                                133                168
                                                         ----------------    ---------------

Furniture and equipment
    Furniture and equipment                                          91                 91
    Less accumulated depreciation                                   (44)               (41)
                                                         ----------------    ---------------
Furniture and equipment net                                          47                 50
                                                         ----------------    ---------------

Investment in Camber Companies, LLC (Note C)                      1,845              1,845
                                                         ----------------    ---------------
Total assets                                                     $2,025             $2,063
                                                         ================    ===============



                 See notes to consolidated financial statements

                   SEAL HOLDINGS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                                March 31,          December 31,
                                                                                  1999                 1998
                                                                             ----------------     ----------------
                                                                               (Unaudited)           (Note A)
                              LIABILITIES AND
                           SHAREHOLDERS' EQUITY
Liabilities:
Current liabilities
    Trade accounts payable and accrued expenses                                     $     -                  $99
    Loan payable to OH, Inc. (Note D)                                                   187                    -
    Other current liabilities                                                            50                   64
                                                                             ----------------     ----------------
Total liabilities                                                                       237                  163
                                                                             ----------------     ----------------

Commitments and contingencies
Shareholders' equity:
Preferred Stock, $.001 par value; 3,000,000 shares authorized; no shares
      issued or outstanding                                                               -                    -
Class A common stock, $.20 par value; 14,975,000 shares authorized;
      1,383,385 and 1,303,375 shares issued; and 1,298,475 and
      1,218,525 outstanding at March 31, 1999 and December 31,
      1998, respectively
                                                                                        276                  261
Class B common stock, $.20 par value; 25,000 shares authorized, issued and outstanding at March 31,1999 and December 31,
      1998 respectively                                                                   5                    5
Additional paid-in capital                                                            4,781                4,686
Accumulated deficit                                                                  (3,225)              (2,883)
Treasury stock, at cost, 84,850 shares at March 31, 1999 and
      December 31, 1998, respectively                                                   (49)                 (49)
Note receivable - shareholder                                                             -                 (120)
                                                                             ----------------     ----------------
Total shareholders' equity                                                            1,788                1,900
                                                                             ----------------     ----------------
Total liabilities and shareholders' equity                                           $2,025               $2,063
                                                                             ================     ================


                 See notes to consolidated financial statements

                   SEAL HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, except Per Share Amounts)
                                   (Unaudited)


                                                                           Quarter Ended March 31,
                                                                       --------------------------------
                                                                           1999                1998
                                                                       -------------       ------------
 Revenue:
      Interest and dividend income                                         $     -                 $9
 Expenses:
      Salaries and benefits                                                    174                146
      General and administrative                                                48                143
      Professional fees                                                        120                105
                                                                       -------------       ------------
 Net loss                                                                    $(342)             $(385)
                                                                       =============       ============


 Loss attributable to common stockholders                                    $(342)             $(385)

 Denominator for basic and diluted loss per share -
      weighted average shares                                            1,260,808          1,218,601

 Loss per common share:
      Basic                                                                 $(.27)              $(.32)
      Diluted                                                               $(.27)              $(.32)


                 See notes to consolidated financial statements.

                   SEAL HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                         Quarter Ended March 31,
                                                                                    ----------------------------------
                                                                                         1999               1998
                                                                                    ----------------    --------------
 Cash flows from operating activities:
 Net loss                                                                                   $(342)            $(385)
 Adjustments to reconcile net loss to net cash required by operating activities
            Depreciation and amortization                                                       3                 6
            Changes in net assets of operations
                 Decrease in other receivables                                                 42                 -
                 Decrease in prepaid expenses and other assets                                  6                 3
                 Decrease in accounts payable and accrued expenses                            (99)             (144)
                 Decrease in other current liabilities                                        (14)                -
                                                                                    ----------------    --------------
 Net cash required by operating activities                                                   (404)             (520)
                                                                                    ----------------    --------------

 Cash flows from investing activities:
       Purchases of property and equipment                                                      -                (1)
       Increase in other assets                                                                 -                (7)
       Exercise of stock options                                                              110
       Compensation expense from forgiving of receivable                                      120                 -
                                                                                    ----------------    --------------
 Net cash provided by (required by) investing activities                                      230                (8)
                                                                                    ----------------    --------------

 Cash flows from financing activities:
      Proceeds from loan payable to OH, Inc.                                                  187                 -
                                                                                    ----------------    --------------

 Increase (decrease) in cash                                                                   13              (528)
 Cash at beginning of period                                                                   15             1,037
                                                                                    ----------------    --------------
 Cash at end of period                                                                        $28              $509
                                                                                    ================    ==============


                 See notes to consolidated financial statements

                   SEAL HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not indicative of the results that may be expected for the year ending December 31, 1999. All data in the financial statements is in thousands of dollars except share quantities and per-share amounts.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Seal Holdings Corporation and Subsidiaries ("Seal" or the "Company") annual report on Form 10 KSB for the year ended December 31, 1998.

On April 2, 1999, Seal Holdings Corporation and OH, Inc., a Florida corporation, announced that they had completed their share exchange agreement, pursuant to the terms of the previously announced agreement. OH, Inc., through its subsidiaries, develops and operates sophisticated comprehensive outpatient medical, diagnostic and surgical facilities. In the exchange, the sole shareholder of OH, Inc. exchanged all of his OH, Inc. shares for newly issued shares of common and preferred stock of Seal, reflecting 91% of the outstanding Seal shares on a fully diluted basis (including outstanding options to acquire Seal shares held by others). Accordingly, the acquisition has been treated for financial reporting purposes as a reverse acquisition.

The following unaudited pro forma information for the three months ended March 31, 1999 and 1998 has been prepared assuming the reverse acquisition had been consummated on January 1, 1998. This unaudited pro forma combined summary information is not indicative either of results of operations that would have occurred had the transaction been consummated on January 1, 1998, or of future results of operation of the consolidated companies.

                                                            For the quarter ended March 31,
                                                 ------------------------------------------------------
                                                          1999                            1998
                                                 ---------------------          -----------------------
                                                      (Unaudited)                     (Unaudited)
Net revenues                                          $1,869,000                        $296,000
Net loss                                              (4,681,000)                       (895,000)
Net loss per common share:
      Basic                                                (0.40)                          (0.08)
      Diluted                                              (0.40)                          (0.08)

                   SEAL HOLDINGS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note B -- Accounts Receivable

Includes $83,000 due from the State of Delaware related to reimbursement of franchise taxes paid in 1997 and 1998. This amount was received in April of 1999.

Note C -- Investment in Camber Companies, LLC

In October of 1998, the Company sold the net assets of its wholly-owned subsidiary, Primary Care Medical Centers of America, Inc. to Camber Companies LLC ("Camber") in exchange for a 6% equity investment in Camber with a fair market value at the date of the transaction of $1,845,000.

Note D -- Loan payable to OH, Inc.

During the quarter ended March 31, 1999, OH, Inc. advanced $187,000 to the Company to fund the Company's operations.

Note E -Major Elements of Expense

The major elements of expense reflected in the net loss for the quarter and year-to-date of $342,000 are as follows:

                                                                   QTR & YTD
                                                                (in thousands)
Salaries and benefits                                                     $54
Compensation related to forgiveness of an account receivable              120
Legal, audit, consulting fees                                             120
Business travel and entertainment                                          12
Shareholder relations                                                       3
Office rent and supplies                                                   13
Other                                                                      20
                                                                ----------------
Net loss                                                                 $342
                                                                ================

Funds to offset cash expenses were received in the form of a loan from OH, Inc. ($187,000) and cash from stock options being exercised by directors and executives ($110,000).

                  ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

In the discussion below regarding the Company's business, any statement of its future expectations, including without limitation, future revenues and earnings, plans and objectives for future operations, future agreements, future economic performance or expected operational developments and all other statements regarding the future are "forward-looking" statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and as that term is defined in the Private Securities Litigation Reform Act of 1995. The Company intends that the forward-looking statements be subject to the safe harbors created thereby. These forward looking statements are based on the Company's strategic plans. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, the Company's ability to raise capital, to execute its business strategy in a very competitive environment, the Company's degree of financial leverage, risks associated with acquisitions and the integration thereof, contingent liabilities and the impact of competitive services and pricing, as well as other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligations to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

On December 21, 1998, Seal and OH, Inc., a Florida corporation which develops and operates comprehensive outpatient medical, diagnostic and surgical facilities, entered into an Agreement and Plan of Exchange. On April 2, 1999, the Company exchanged 10,318,419 shares of its Class A Common Stock and 2,000,000 shares of its newly created Series A Preferred Stock (which are convertible into an additional 20,000,000 shares of Class A Common Stock) for all of the issued and outstanding shares of common stock of OH, Inc. The Series A Preferred Stock will be converted into shares of Class A Common Stock automatically upon the date that an amendment to the Company's Certificate of Incorporation is approved by the Seal shareholders and then filed with and accepted by the Delaware Secretary of State.

The Company satisfied its cash requirements for the quarter ended March 31, 1999 primarily through proceeds from advances from OH, Inc. The Company will require significant additional capital during the next twelve months. OH, Inc. is currently operating at a substantial loss as it develops its first comprehensive outpatient center and builds the necessary management and systems infrastructure to support anticipated growth.

OH, Inc., through its operating subsidiaries, expects to acquire additional medical equipment in the near term in conjunction with completing medical and office facilities. Funding for such equipment will be primarily through leases.

The Company's business strategy is to offer a wide range of comprehensive medical services through the development and operation of comprehensive outpatient centers, such as the Oakridge Comprehensive Outpatient Facility currently operated by the Company in Ft. Lauderdale, Florida (the "Oakridge Facility"). The Company believes that this business strategy will be advantageous because (i) delivery of health care in an outpatient setting is expected to be cost effective when compared to traditional hospital models, (ii) the organization will focus on being physician and patient friendly, and (iii) the centers are anticipated to offer state-of-the-art equipment and technology.

The Company's business plan calls for the continued development of the business conducted at its Oakridge Facility and the pursuit of additional comprehensive outpatient medical facilities, primarily in conjunction and cooperation with other health care providers. The Company also intends to explore from time to time, potential merger and other business combination opportunities with third parties with similar or complementary business operations. Some of these third parties may be affiliates of the Company.

The Company's business strategy involves growth through internal development, expansion and potential acquisitions. This type of growth strategy requires: (i) capital investment; (ii) compliance with present or future laws and regulations that may differ from those to which the Company presently may be subject; (iii) further development of the Company's operational, financial and accounting resources to accommodate and manage growth; and (iv) the ability to attract and retain physicians, and to train, motivate and manage other employees. Failure to meet these requirements could limit the Company's growth potential and may have a material adverse effect on the Company's prospects, financial condition and results of operations. Although the Company intends to take the necessary steps to manage rapid growth, there can be no assurance that the Company will be able to do so efficiently. The Company's operating results could be adversely affected in the event it cannot control costs associated with operating and expanding its activities.

In order for the Company to achieve its objectives, substantial debt or equity capital investment will be required. The Company is currently experiencing substantial losses and is dependent upon funding from one or more affiliates or other sources in order to continue operations in the near term. The Company intends to actively seek financing and capital investment through a variety of sources. The Company may raise additional capital through the issuance of long-term or short-term indebtedness or the issuance of its equity securities in private or public transactions. These financing activities could result in substantial dilution of existing equity positions and increased interest expense. Transaction costs to the Company in connection with such activities may also be significant. There can be no assurance that acceptable financing can be obtained in either the near or long term or if obtained, that it will be available on terms and conditions that are favorable to the Company. Moreover, a lack of sufficient additional funding would require the Company to delay or eliminate some or all of its plans or may cause a suspension of its activities. Certain affiliates of the Company may, but are not obligated to, provide a portion of the Company's financing needs or credit support for any such additional financing.

As a result of its Agreement and Plan of Exchange with OH, Inc., the Company's subsidiaries have approximately 200 employees.

There can be no assurance that the Company will be successful as a result of its combination with OH, Inc or its previously announced investment in Camber Companies, LLC.

Impact of "Year 2000" Issue:

The Company's State of Readiness. Going forward, with the incorporation of the OH, Inc. business into Seal, the Company intends to implement a formal program designed to assess the likely impact of the Year 2000 Issue ("Y2K") on the Company and to develop and implement measures designed to minimize its impact. OH, Inc. and subsidiaries have acquired all of their major systems and equipment since March of 1998. Accordingly, most such systems and equipment were Y2K compliant at the time of acquisition based on vendor representations. The formal program will cover not only the Company's computer equipment and software systems, but also other systems containing so-called "embedded" technology, such as diagnostic and imaging equipment, alarm systems, elevators and other office and medical equipment.

The Company's Y2K program will focus on the two major components of the Company's operations - office systems and medical/building systems and will be carried out in the following phases:

o Assessment, including taking physical inventories of all computer-based equipment and software, as well as digital and analog control systems; establishing testing procedures for checking Y2K readiness; and carrying out those testing procedures. This phase is expected to be completed during the third quarter of 1999.
o Remediation of all issues identified in the assessment phase. The company does not expect that significant remediation will be necessary based on vendor representations. This phase is expected to be completed during the third quarter of 1999.
o Compliance Certification, including re-testing to assure that remediation efforts have been successful. Compliance certification is expected to be completed shortly after the completion of remediation efforts in the 1999 third quarter.
o Maintenance, including ongoing testing and remediation. This phase is expected to commence in the fourth quarter of 1999 and is expected to continue until early 2000.

The Company expects each of the above phases to be completed or substantially completed by the times indicated above. However, the Company cannot predict whether or to what extent the completion of these phases may be delayed for various reasons. In particular, the Company continues to contract with third party suppliers. Based on information obtained to date from third party suppliers, the Company does not anticipate any material obstacles to completing any remaining office and medical/building remediation activities during the third quarter of 1999. However, it is not possible to predict whether or to what extent the information obtained from suppliers may require additional assessment, remediation and/or other activities. Further, the completion of the Company's Y2K program could be adversely affected by the unavailability of replacement components and equipment.

The Costs to Address the Company's Year 2000 Issues. Since inception of its program through March 31, 1999, the costs related to the Company's Y2K compliance efforts were not material. The total estimated costs to complete the Company's Y2K compliance effort are not expected to exceed $50,000. The estimated costs to complete, which do not include any costs which may be incurred by the Company if its significant vendors fail to timely address Y2K compliance, is based on currently known circumstances and various assumptions regarding future events. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

The Risks of the Company's Year 2000 Issues. The Company's failure to timely resolve the Y2K risks could result in system failures, the generation of erroneous information, and other significant disruptions of business activities. Although the Company believes it will be successful in its Y2K compliance efforts, there can be no assurance that the Company's systems and products contain all necessary date code changes. In addition, the Company's operations may be at risk if its vendors and other third parties fail to adequately address the Y2K issue or if software conversions result in system incompatibilities with these third parties. To the extent that either the Company or a third party vendor or service provider on which the Company relies does not achieve Y2K compliance, the Company's results of operations could be materially adversely affected. Furthermore, it has been widely reported that a significant amount of litigation surrounding business interruption will arise out of Y2K issues. It is uncertain whether, or to what extent, the Company may be affected by such litigation.

The Company's Contingency Plan. The Company has not yet developed a comprehensive contingency plan to address the situation that may result if the Company or its vendors are unable to achieve Y2K compliance for its critical operations. During fiscal 1999, based upon the status of the Company's Y2K compliance efforts at that time and the Company's perceived risks to critical business operations, the Company plans to evaluate what areas the Company believes a contingency plan may be necessary, and execute such contingency plan if warranted. The i) inability to timely implement a contingency plan, if deemed necessary, and ii) the cost to develop and implement such a plan, may have a material adverse effect on the Company's results of operations.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is not party to any material pending legal proceeding other than ordinary routine litigation incidental to the discontinued business.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

          27 Financial Data Schedule

          (b)  Reports on Form 8-K.

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     SEAL HOLDINGS CORPORATION (Registrant)


Date: May 17, 1999

                           By /s/ Robert G. Tancredi
                           -------------------------
                           Robert G. Tancredi, M.D.
                           Chief Executive Officer (Principal Executive Officer)


                           By /s/ Cecilio M. Rodriguez
                           ---------------------------
                           Cecilio M. Rodriguez
                           Treasurer (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit           Description
-------           -----------

27                Financial Data Schedule