Form 10QSB
period 1999-06-30
SEAL HOLDINGS CORP
filed 1999-08-16
CIK 110027

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB
(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999

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

           5601 N. Dixie Highway, Suite 420, Fort Lauderdale, FL 33334
               (Address of principal executive offices) (Zip Code)

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

Class A common stock, par value $.20 per share, 31,616,894 shares outstanding as of August 10, 1999

Class B common stock, par value $.20 per share, 25,000 shares outstanding as of August 10, 1999

Transitional Small Business Disclosure Format (Check one):
                        Yes (  )        No (X)

                   SEAL HOLDINGS CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB

                                      INDEX

PART I.   FINANCIAL INFORMATION

      Item 1.  Financial Statements

                                                                                                                Page
             Condensed Consolidated Balance Sheets - June 30, 1999 (unaudited) and December 31, 1998               3

             Condensed Consolidated Statements of Operations - Three months ended June 30, 1999 and 1998;
                   six months ended June 30, 1999 and 1998 (unaudited)                                             5

             Condensed Consolidated Statement of Shareholders' Equity - Six months ended June 30,
                   1999 (unaudited)                                                                                6

             Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 1999
                   and 1998 (unaudited)                                                                            7

             Notes to Condensed Consolidated Financial Statements - June 30, 1999 (unaudited)
                                                                                                                   8

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings

      Item 4.  Submission of Matters to a Vote of Security Holders

      Item 6.  Exhibits and reports on Form 8-K

      Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                   SEAL HOLDINGS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                              June 30,            December 31,
                                                                                                1999                  1998
                                                                                           ---------------      ----------------
ASSETS                                                                                      (Unaudited)            (Note 2)
Current assets
    Cash and cash equivalents                                                                 $547,653            $1,238,460
    Accounts receivable, net of allowance for uncollectible accounts of $915,000 and
         $325,000 June 30, 1999 and December 31, 1998, respectively
                                                                                             1,385,551               607,546
    Inventory                                                                                  182,618               302,317
    Prepaid expenses and other current assets                                                  396,210                76,128
    Due from affiliates                                                                         20,930                20,930
                                                                                            ----------            ----------

Total current assets                                                                         2,532,962             2,245,381

Deposits                                                                                       144,785               136,367
Notes receivable from employees                                                                123,689               106,546
Property and equipment, net                                                                 12,260,330            10,766,426
Investment in Camber                                                                         1,845,245                     -
Other assets                                                                                   210,692               260,425
                                                                                            ----------            ----------

Total assets                                                                               $17,117,703           $13,515,145
                                                                                            ==========           ===========



See notes to condensed consolidated financial statements

                   Seal Holdings Corporation and Subsidiaries

                      Condensed Consolidated Balance Sheets

                                                                                              June 30,              December 31,
                                                                                                1999                    1998
                                                                                          --------------           ---------------
                                                                                            (Unaudited)               (Note 2)
Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                                         $   819,200              $ 1,478,742
   Accrued professional fees                                                                    617,904                  571,997
   Accrued compensation and related liabilities                                                 732,183                  497,829
   Due to affiliates                                                                            940,323                  321,281
   Notes payable to affiliates                                                                4,478,000                       -
   Short-term note payable                                                                      306,972                       -
   Current portion of capital lease obligations and loans                                       965,748                  231,174
   Other liabilities                                                                            260,435                  184,905
                                                                                            -----------               ----------
Total current liabilities                                                                     9,120,765                3,285,928

Obligations under capital leases and loans, less current portion                              4,196,202                  880,568
                                                                                            -----------               ----------
Total liabilities                                                                            13,316,967                4,166,496

Commitments and contingencies

Shareholders' equity:
   Preferred stock, par value $.001 per share, 25,000,000 shares authorized and no shares outstanding at June 30, 1999. No shares authorized or
     outstanding  at December 31, 1998.                                                               -                        -
   Common stock, par value $.001 per share, no shares authorized or outstanding at June 30, 1999,  50,000  shares  authorized,  1,000  shares  issued and
     outstanding  at December 31, 1998.                                                               -                        1
   Class A common stock, par value $.20 per share; 99,975,000 shares authorized,
     31,701,744 issued, and 31,616,894 outstanding at June 30, 1999. No shares
     authorized or outstanding at December 31, 1998.                                          6,340,349                        -
   Class B common stock, par value $.20 per share, 25,000 shares authorized issued and outstanding at June 30, 1999. No shares authorized or outstanding at December 31,
     1998.                                                                                        5,000                        -
   Additional paid-in capital                                                                18,249,770               20,276,784
   Accumulated deficit                                                                      (20,744,923)             (10,928,136)
   Treasury stock, at cost, 84,850 and no shares at June 30, 1999 and December 31,
     1998, respectively.                                                                        (49,460)                       -
                                                                                            -----------               ----------
Total shareholders' equity                                                                    3,800,736                9,348,649
                                                                                            -----------               ----------
Total liabilities and shareholders' equity                                                  $17,117,703              $13,515,145
                                                                                            ===========              ===========


See notes to condensed consolidated financial statements.

                   Seal Holdings Corporation and Subsidiaries

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                      Three Months                          Six Months
                                                     Ended June 30,                       Ended June 30,
                                           ------------------------------------ ------------------------------------
                                                    1999               1998              1999              1998
Revenues:
   Net patient service revenue                   $2,244,549          $541,337         $3,861,690         $725,876
   Premium revenue                                  308,531           303,727            560,530          406,162
   Interest income                                    8,189             8,792             17,262           11,807
                                                 ----------          --------         ----------         --------
Total revenues                                    2,561,269           853,856          4,439,482        1,143,845

Expenses:
   Salaries and benefits                          3,837,733         1,516,302          7,130,082        1,912,555
   Professional fees                                980,397           490,176          1,589,429          978,485
   Supplies                                         397,453            66,455            828,134           71,384
   Rent                                             537,212            72,192            998,933           93,708
   Other operating expenses                         504,621           114,382            835,249          160,176
   Depreciation                                     327,147             5,498            638,195            5,592
   Selling, general and administrative              745,683           180,748          1,315,515          218,854
   Provision for bad debts                          534,619            73,354            646,248          105,069
   Interest                                         175,051             2,156            274,484            2,839
                                                 ----------          --------         ----------         --------
Total expenses                                    8,039,916         2,521,263         14,256,269        3,548,662
                                                 ----------          --------         ----------         --------
Net loss                                        $(5,478,647)      $(1,667,407)       $(9,816,787)     $(2,404,817)
                                                 ==========        ==========         ==========       ==========

Loss per common share:
  Basic                                               $(.37)           $(.16)              $(.78)           $(.23)
                                                 ==========        ==========         ==========       ==========
  Diluted                                             $(.37)           $(.16)              $(.78)           $(.23)
                                                 ==========        ==========         ==========       ==========



See notes to condensed consolidated financial statements.

                   Seal Holdings Corporation and Subsidiaries

            Condensed Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                 Class A and Class B
                                    Common Stock           Preferred Stock     Additional
                                                 Par                   Par      Paid-in      Accumulated      Treasury
                                   Shares       Value       Shares    Value     Capital        Deficit          Stock      Total
                                   ------       -----       ------    -----    ----------    ------------     --------    --------
Balance at December 31, 1998        1,000          $1           -        -     $20,276,784   ($10,928,136)           -   $9,348,649
   Contributed capital                  -           -           -        -       2,600,000              -            -    2,600,000
   Seal Holdings Corporation
     transaction:
     Acquisition of existing
     common shares net of
     costs of $115,500          1,408,325     281,665           -        -       1,436,669              -      (49,460)   1,668,874
   Issuance of stock           10,318,419   2,063,684   2,000,000    2,000      20,811,101              -            -   22,876,785
   Receipt of OH, Inc.
     common stock                  (1,000)         (1)          -        -     (22,876,784)             -            -   22,876,785)
   Exchange of preferred
     stock for common stock    20,000,000   4,000,000  (2,000,000)  (2,000)     (3,998,000)             -            -            0
   Net loss (unaudited)                 -           -           -        -               -     (9,816,787)           -   (9,816,787)
                               ----------   ---------   ---------   ------      ----------     ----------      -------   ----------
Balance at June 30, 1999
     (unaudited)               31,726,744  $6,345,349           -       $-     $18,249,770   $(20,744,923)    $(49,460)  $3,800,736
                               ==========   =========   =========   ======     ===========    ===========      =======   ==========


See notes to condensed consolidated financial statements.

                   Seal Holdings Corporation and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                              Six Months
                                                                            Ended June 30,
                                                                 -------------------------------------
                                                                       1999               1998
Operating activities:
Net loss                                                            $(9,816,787)       $(2,404,817)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation                                                       638,195              5,592
     Provision for bad debts                                            646,248            105,069
     Changes in operating assets and liabilities:
         Accounts receivable                                         (1,424,253)          (800,424)
         Prepaid expenses and other current assets                     (268,546)          (146,608)
         Due from affiliates                                                  -            (21,099)
         Deposits                                                        (8,418)            (1,670)
         Other assets                                                   (65,767)          (241,077)
         Inventory                                                      119,699                  -
         Accounts payable                                              (659,542)           (51,606)
         Accrued compensation and related liabilities                   234,354            169,684
         Accrued professional fees                                       45,907            143,000
         Other liabilities                                               75,530             81,909
         Due to affiliates                                              619,042            108,022
                                                                     ----------         ----------
Net cash used in operating activities                                (9,864,338)        (3,054,025)

Investing activity:
Purchases of property and equipment                                  (2,086,847)          (186,724)
                                                                     ----------         ----------
Net cash used in investing activity                                  (2,086,847)          (186,724)

Financing activities:
Notes receivable from employees                                         (17,143)           (88,000)
Proceeds from loans                                                   4,972,688            174,525
Proceeds from notes payable to affiliates                             4,478,000                  -
Payments on third party loans                                          (509,492)           (77,304)
Capital lease payments                                                 (106,016)                 -
Capital contributions                                                 2,600,000          3,433,416
Cash advanced to Acquiree, net of cash acquired in business
   combination                                                         (157,659)                 -
                                                                     ----------         ----------
Cash provided by financing activities                                11,260,378          3,442,637
                                                                     ----------         ----------
Net change in cash and cash equivalents                                (690,807)           201,888
Cash and cash equivalents at beginning of period                      1,238,460                  -
                                                                     ----------         ----------
Cash and cash equivalents at end of period                           $  547,653         $  201,888
                                                                     ==========         ==========


See notes to condensed consolidated financial statements.

                   Seal Holdings Corporation and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1999
                                   (Unaudited)

1.  The Company

As the result of the completion of the transaction described in the following paragraph, Seal Holdings Corporation, through its subsidiaries (collectively the "Company") operates a comprehensive outpatient medical, diagnostic and surgical facility. The Company also holds a 6% interest in Camber Companies LLC, a company specializing in multidisciplinary, musculoskeletal care.

On December 21, 1998, Seal Holdings Corporation (which for periods prior to April 2, 1999 is referred to herein as the "Acquiree") and OH, Inc., a Florida corporation, entered into an Agreement and Plan of Exchange which became effective on April 2, 1999, whereby 100% of the outstanding common stock of OH, Inc. was exchanged for 91% of the outstanding common stock of the Acquiree on a fully diluted basis (including outstanding options to purchase Acquiree shares). Accordingly, the acquisition has been treated for financial reporting purposes as a reverse acquisition, with OH, Inc. (the "Acquirer") as the accounting acquirer. As a result of the aforementioned transaction, the number of common shares authorized was increased from 14,975,000 to 99,975,000.

The financial statements contained herein are those of OH, Inc., the accounting acquirer, even though the Company elected to use the name Seal Holdings Corporation for periods subsequent to the effective date of the reverse acquisition. Earnings per share for periods prior to the reverse acquisition have been restated to reflect the number of equivalent shares received by the Acquirer.

The net assets received from the Acquiree in the reverse acquisition have been recorded at their fair value of $1,784,374, less acquisition costs of $115,500, and include 1,408,325 shares of Acquiree Class A and Class B common stock. The results of the Acquiree's operations are included in the Company's consolidated statements of operations from the effective date of the reverse acquisition.

The following unaudited pro-forma summary combines the consolidated results of operations of the Company and Acquiree as if the reverse acquisition had occurred on January 1, 1998. The unaudited pro forma summary is not necessarily indicative of either the results of operations that would have occurred had the reverse acquisition been completed on January 1, 1998 or of future results of operations of the consolidated companies.

                   Seal Holdings Corporation and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1999
                                   (Unaudited)

1. The Company (continued)

                                           Six Months Ended June 30,
                                          --------------------------
                                           1999                 1998
                                           ----                 ----
       Pro forma net revenue            $4,136,004           $1,157,845
       Pro forma net loss              (10,241,074)          (3,074,817)
       Pro forma net loss per share
               Basic                    $     (.79)          $     (.27)
               Diluted                  $     (.79)          $     (.27)


The Company has experienced significant net losses and deficiencies in cash flows from its comprehensive outpatient center operations. During 1999, the Company's primary shareholder and certain affiliates have funded the cash flow deficiencies. Management of the Company is pursuing various business alternatives to enable the Company to continue meeting its current and projected commitments and obligations, or will attempt to reduce the amount of such liabilities to a manageable level.


2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

                   Seal Holdings Corporation and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                            June 30, 1999 (continued)
                                   (Unaudited)

2. Summary of Significant Accounting Policies (continued)

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto of OH, Inc. included in the Seal Holdings Corporation report on Form 8-K/A, for the year ended December 31, 1998, filed on April 16, 1999, in connection with the reverse acquisition described in Note 1.

Income Taxes

Prior to the reverse acquisition described in Note 1, OH, Inc., with the consent of its shareholder, had elected to be treated as an S corporation under the provisions of the Internal Revenue Code. Consequently, in lieu of corporate income taxes, the sole shareholder was taxed on the Company's taxable income. Following the combination, the Company became a C corporation and, accordingly, has adopted the asset and liability method of accounting for income taxes as prescribed under SFAS 109 "Accounting for Income Taxes". No provision for income taxes has been recorded due to losses to date. The Company has recorded a valuation allowance for any deferred tax assets which have resulted from its operating losses.


Use of Estimates

Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                   Seal Holdings Corporation and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                            June 30, 1999 (continued)
                                   (Unaudited)



3. Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.


                                               Three Months Ended June 30,           Six Months Ended June 30,
                                               ---------------------------          ---------------------------
                                                  1999              1998               1999              1998
Basic:
   Net loss                                     $(5,478,647)      $(1,667,407)       $(9,816,787)     $(2,404,817)
   Average shares outstanding                    14,975,283        10,318,419         12,646,852       10,318,419
                                                -----------       -----------        -----------      -----------
   Basic EPS                                          $(.37)            $(.16)             $(.78)           $(.23)

Diluted:
   Net loss                                     $(5,487,647)      $(1,667,407)       $(9,816,787)     $(2,404,817)
   Average shares outstanding                    14,975,283        10,318,419         12,646,852       10,318,419
   Employee stock options                                 -                 -                  -                -
                                                -----------       -----------        -----------      -----------
   Totals                                        14,975,283        10,318,419         12,646,852       10,318,419

   Diluted EPS                                        $(.37)            $(.16)             $(.78)           $(.23)



Options were not included in the computation for the three and six month periods ended June 30, 1999 and 1998 because their effect would have been anti-dilutive.

4. Stock Options

As a result of the reverse acquisition described in Note 1, the Company has 1,700,000 outstanding stock options at June 30, 1999 with exercise prices ranging from $1.00 to $1.75 per share. The options are fully vested and have a remaining weighted average contractual life of approximately 6.2 years. No options were issued during the six months ended June 30, 1999.

At June 30, 1999, the Company had 1,700,000 shares of common stock reserved for future issuance under its stock option plans.

                   Seal Holdings Corporation and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                            June 30, 1999 (continued)
                                   (Unaudited)



5. Investment in Camber Companies, LLC


In October of 1998, the Acquiree sold the net assets of its wholly owned subsidiary, Primary Care Medical Centers of America, Inc. to Camber Companies, LLC ("Camber") in exchange for a 6% equity investment in Camber with a fair market value at the date of the transaction of $1,845,000. The Company accounts for its 6% interest in Camber at cost.

6. Notes Payable to Affiliates

Through June 30, 1999, the Company had borrowed $4,478,000 from its majority shareholder or his affiliates pursuant to demand notes bearing interest at the rate of prime plus 3%. Such loans were for the purpose of funding the Company's negative cash flow from operations. As of August 10, 1999, total short-term loans from affiliates increased to $7,378,000.

7. Class B Common Stock

As a result of the reverse acquisition described in Note 1, the Company has 25,000 shares of Class B Common Stock outstanding. Such shares are held by an affiliate of the Company's principle shareholder and enable the holder to elect a majority of the Board of Directors of the Company.

8. Commitments and Contingencies

As part of its regulatory compliance plan for its healthcare subsidiaries, the Company initiated an external audit of the Medicare billing practices of its physician employees. A preliminary review indicates that an overpayment may have been received from Medicare. The Company has notified the Medicare carrier of its ongoing audit and intends to remit the amount of overpayment it has received. The Company has established a reserve on its financial statements based upon its preliminary estimate of the amount of such overpayment.

Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that other than the billing matter noted above, it is in material compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.


Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

In the discussion below regarding the Company's business, any statement of its future expectations, including without limitation, future revenues and earnings (losses), plans and objectives for future operations, future agreements, future economic performance or expected operational developments and all other statements regarding the future are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and as that term is defined in the Private Securities Litigation Reform Act of 1995. The Company intends that the forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on the Company's strategic plans. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, the Company's ability to raise capital, to execute its business strategy in a very competitive environment, the Company's degree of financial leverage, risks associated with acquisitions and the integration thereof, regulatory considerations (particularly in the health care industry), contingent liabilities and the impact of competitive services and pricing, as well as other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligations to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

GENERAL (continued)

Seal Holdings Corporation is pursuing two business strategies. The first strategy is the development of comprehensive outpatient care facilities, the first of which is located in Fort Lauderdale, Florida (the "Oakridge Facility"). During this development stage, the Company continues to evaluate the future financial viability and the use of corporate resources required for this strategy. The second strategy is the search for acquisition and investment opportunities in the healthcare industry, focusing on transactions with companies which provide services in support of hearth care providers, with particular interest in information technology companies with internet applications. The Company anticipates that any additional capital which may be required to consummate such transactions will be sought from its majority shareholder and other corporate and institutional investors. In this regard, the Company has retained Benedetto Gartland & Company, and investment banking firm based in New York, to assist in the identification, evaluation and financing of any potential transactions. There can be no assurance that the Company will be able to attract, finance, or consummate any such transactions.

Additionally, the Company has an investment in Camber Companies, LLC ("Camber"), whose other shareholders include Monsanto Company and Kohlberg & Company. Camber provides multi-disciplinary, musculoskeletal care through clinic offices in Florida and California.

As a result of its Fort Lauderdale clinic operation, the Company is currently experiencing substantial losses. Management is evaluating the reduction or discontinuance of certain clinic activities in an effort to reduce expenses and cash requirements. The Company is also exploring the possibility of one or more mergers, joint ventures or similar transactions involving the outpatient clinic operation. The Company is dependent upon capital from one or more affiliates in order to continue operations in the near term. If the Company is to continue its outpatient clinic business, substantial debt or equity capital investment will be required. The Company may raise additional capital through the issuance of long-term or short-term indebtedness or the issuance of its equity securities in private or public transactions. Should the Company be unable to find a suitable method of mitigating its operating losses and cash flow deficiencies, or should the Company's primary shareholder discontinue funding the losses and cash deficiencies of the Company's outpatient facility (and the Company is otherwise unable to obtain alternative financing), the Company may cease operation of its outpatient clinic business. The outpatient clinic business, which is conducted through various subsidiaries, at present is the only active business conducted by the Company.

Any financing activities by the Company could result in substantial dilution of existing equity positions and increased interest expense. Transaction costs to the Company in connection with such activities may also be significant.

SIX MONTHS ENDED JUNE 30, 1999 VS. JUNE 30, 1998

Results of Operations

Increases in net patient service revenue for the three and six month periods ended June 30, 1999 as compared with similar periods in the prior year are due to the December 1998 opening of the Oakridge Facility in Fort Lauderdale, Florida. This facility accounted for $1.2 million of the $1.7 million increase and $2.0 million of the $3.1 million increase in revenue for the three and six month periods ended June 30, 1999, respectively, versus the comparable 1998 periods, while the remainder of the difference was due to an increase in the number of physicians employed by the Company.

Operating expenses (i.e., all expenses except interest and professional fees) increased significantly during the three and six month periods ended June 30, 1999 compared with the corresponding 1998 periods as a result of the opening of the Oakridge Facility, the increase in physicians employed by the Company and management's desire to build an infrastructure intended to support revenue amounts significantly in excess of what the Company's operations have been able to generate.

In particular, revenues at the Oakridge Facility have been lower than anticipated due to a lower number of patient referrals than anticipated.

Interest expense and professional fees also increased significantly in 1999 compared with the 1998 periods. Interest expense increased in accordance with the Company's increased borrowings as compared with the prior year, which were primarily used to fund operating cash flow deficiencies and purchases of property and equipment. The increase in professional fees is primarily due to increased legal fees as compared with the 1998 periods. The increased legal fees were primarily from the reverse acquisition transaction described earlier and related regulatory filings, negotiations with various individuals and entities regarding strategic affiliations and investments, and various other regulatory matters. In addition, the Company incurred increased amounts of audit and tax fees as a result of the increased operations and complexity of the Company's business and the public filings related to the reverse acquisition.

Liquidity and Capital Resources

During the six months ended June 30, 1999, the Company's net cash used in operating activities was $9.9 million, and purchases of property and equipment were $2.1 million. Funding was provided through loan proceeds from third parties, loans from affiliates, and capital contributions. For the six-month period ended June 30, 1999, loans from unaffiliated third parties consisted of $5.0 million in loans collateralized primarily by the Company's medical and office equipment.

During the first quarter of 1999, capital contributions of $2.6 million were made by the Company's majority shareholder. During the second quarter of 1999, the majority shareholder, directly or through his affiliates, advanced the Company a total of $4.5 million pursuant to demand notes payable bearing interest at prime plus 3%. In addition, through August 10, 1999, the majority shareholder or his affiliates loaned the Company an additional $2.9 million.

The Company's current liabilities are greatly in excess of its current assets and the Company is continuing to lose money from its outpatient clinic business at a significant rate. Additionally, most of the Company's assets are fully pledged or subject to liens to secure various Company obligations. For further discussions of the Company's financing needs, please see the discussion under "General" of Item 2 above.


IMPACT OF "YEAR 2000" ISSUE

The Company's State of Readiness. Going forward, with the incorporation of the OH, Inc. business into Seal, the Company is in the process of implementing a formal program designed to assess the likely impact of the Year 2000 Issue ("Y2K") on the Company and to develop and implement measures designed to minimize its impact. The Company has acquired all of its major systems and equipment since March of 1998. Accordingly, most such systems and equipment were Y2K compliant at the time of acquisition based on vendor representations. The formal program will cover not only the Company's computer equipment and software systems, but also other systems containing so-called "embedded" technology, such as diagnostic and imaging equipment, alarm systems, elevators and other office and medical equipment.

RESULTS OF OPERATIONS:

IMPACT OF "YEAR 2000" ISSUE continued:

The Company's Y2K program will focus on the two major components of the Company's operations - office systems and medical/building systems and will be carried out in the following phases:


o Assessment, including taking physical inventories of all computer-based equipment and software, as well as digital and analog control systems; establishing testing procedures for checking Y2K readiness; and carrying out those testing procedures. The assessment of all computer-based equipment and software has been completed as of June 30, 1999 whereas the assessment of the Medical/building systems are in progress. This phase is expected to be completed during the third quarter or early fourth quarter of 1999.

o Remediation of all issues identified in the assessment phase. The company does not expect that significant remediation will be necessary based on vendor representations. Remediation of computer-based equipment has been completed and is continually monitored for vendor updates to Year 2000 compliance. Medical/building systems will be remedied once the assessment has been completed. This phase is expected to be completed during the third quarter or early fourth quarter of 1999.


o Compliance Certification, including re-testing to assure that remediation efforts have been successful. Compliance certification is expected to be completed shortly after the completion of remediation efforts in the 1999 third quarter or early fourth quarter.

o Maintenance, including ongoing testing and remediation. This phase is expected to commence in the fourth quarter of 1999 and is expected to continue until early 2000.


The Company expects each of the above phases to be completed or substantially completed by the times indicated above. However, the Company cannot predict whether or to what extent the completion of these phases may be delayed for various reasons. In particular, the Company continues to contract with third party suppliers. Based on information obtained to date from third party suppliers, the Company does not anticipate any material obstacles to completing any remaining office and medical/building remediation activities during the third and forth quarters of 1999. However, it is not possible to predict whether or to what extent the information obtained from suppliers may require additional assessment, remediation and/or other activities. Further, the completion of the Company's Y2K program could be adversely affected by the unavailability of replacement components and equipment.

RESULTS OF OPERATIONS:

IMPACT OF "YEAR 2000" ISSUE continued:


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

The Company's Contingency Plan. The Company has not yet developed a comprehensive contingency plan to address the situation that may result if the Company or its vendors are unable to achieve Y2K compliance for its critical operations. During fiscal 1999, based upon the status of the Company's Y2K compliance efforts and the Company's perceived risks to critical business operations, the Company plans to evaluate what areas the Company believes require a contingency plan, and execute such contingency plan if warranted. The
i) inability to timely implement a contingency plan, if deemed necessary, and
ii) the cost to develop and implement such a plan, may have a material adverse effect on the Company's results of operations.

PART II. OTHER INFORMATION

Item I.  Legal Proceedings


The Company is not a party to any material pending legal proceeding other than ordinary routine litigation incidental to prior discontinued business activities of Seal Holdings Corporation subsidiaries.


Item 4.  Submission of Matters to a Vote of Security Holders

On June 24, 1998, the Company held its Annual Meeting of Stockholders pursuant to the notice of meeting announced in the proxy statement dated June 8, 1998.

The results of the voting on the various proposals is as follows:

Proposal 1:  The election of directors of the Corporation.

                                      For           Withheld          Non-Vote
                                      ---           --------          --------
    Class A Directors:
    ------------------
    John J. Rydzewski              10,504,074          750                0
    Thomas M. Ferguson             10,503,999          825                0

                                      For           Withheld          Non-Vote
                                      ---           --------          --------
    Class B Directors:
    ------------------
    M. Lee Pearce, M.D.                25,000            0                0
    Robert G. Tancredi, M.D.           25,000            0                0

Proposal 2:  Increase the number of authorized shares

                     For              Against          Abstain          Non-Vote
                     ---              -------          -------          --------
                 30,521,424            7,725             675                0

Proposal 3:  Approval of the 1999 Long-Term Incentive Plan.

                     For              Against          Abstain          Non-Vote
                     ---              -------          -------          --------
                 30,521,824            7,050             950                0

Proposal 4: Ratification of Ernst & Young, LLP as independent auditors.

                     For              Against          Abstain          Non-Vote
                     ---              -------          -------          --------
                 30,528,749              525              550               0

Item 6.   Exhibits and Reports on Form 8-K.

(a)   Exhibits.

      27.   Financial Data Schedule

(b)   Reports on Form 8-K.

      The Company filed two reports on Form 8-K during the quarter ended June 30, 1999.

      (i) 8-K dated April 19, 1999 announcing that, effective April 2, 1999, Seal Holdings Corporation had acquired all of the outstanding shares of OH, Inc., a Florida corporation, in exchange for approximately 91% of the Company's outstanding shares, on a fully diluted basis (taking into consideration outstanding options to acquire Seal shares), pursuant to an Agreement and Plan of Exchange between the parties dated December 21, 1998, as amended.

      (ii) 8-K/A dated June 16, 1999, presenting the consolidated financial statements of OH, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         SEAL HOLDINGS CORPORATION,

                                         By:/s/ Robert G. Tancredi
                                            -----------------------------
                                            Robert G. Tancredi, M.D.
                                            Chief Executive Officer
                                            (Principal Executive Officer)



                                         By:/s/ Cecilio M. Rodriguez
                                            -----------------------------
                                            Cecilio M. Rodriguez
                                            Treasurer (Principal Accounting
\                                           Officer)


Dated:  August 15, 1999