Form 10QSB
period 1999-09-30
SEAL HOLDINGS CORP
filed 1999-11-15
CIK 110027

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB
(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

[ ] Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

                          Commission file number 0-5667

                            Seal Holdings Corporation
             (Exact name of registrant as specified in its charter)

              Delaware                                   65-0769296
      (State of Incorporation)                      (IRS Employer ID No.)

           5601 N. Dixie Highway, Suite 411, Fort Lauderdale, FL 33334
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

           5601 N. Dixie Highway, Suite 420, Fort Lauderdale, FL 33334
--------------------------------------------------------------------------------
                (Former Address of principal executive offices)

                                 (954) 771-1772
                           (issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                     Yes (X)         No ( )

Class A common stock, par value $.20 per share, 31,916,894 shares outstanding as of October 31, 1999

Class B common stock, par value $.20 per share, 25,000 shares outstanding as of October 31, 1999

Transitional Small Business Disclosure Format (Check one):
                                     Yes ( )         No (X)

                   SEAL HOLDINGS CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB

                                      INDEX

PART I. FINANCIAL INFORMATION                                               PAGE
                                                                            ----
   Item 1. Financial Statements

        Condensed Consolidated Balance Sheets - September 30, 1999 (unaudited)
          and December 31, 1998..............................................  3

        Condensed Consolidated Statements of Operations - Three months ended
          September 30, 1999 and 1998; nine months ended September 30, 1999 and 1998 (unaudited)...............................................  5

        Condensed Consolidated Statement of Shareholders' Equity - Nine months ended September 30, 1999 (unaudited)...............................  6

        Condensed Consolidated Statements of Cash Flows - Nine months ended
          September 30, 1999 and 1998 (unaudited)............................  7

        Notes to Condensed Consolidated Financial Statements - September 30,
          1999 (unaudited)...................................................  8

   Item 2. Management's Discussion and Analysis of Financial Condition or
           Plan of Operation................................................. 14

PART II.  OTHER INFORMATION

   Item 6. Exhibits and reports on Form 8-K.................................. 17

      Signatures ............................................................ 18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                   SEAL HOLDINGS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               September 30,           December 31,
                                                                                   1999                    1998
                                                                              ---------------         -------------
                                                                                (Unaudited)              (Note 2)
ASSETS
Current assets
  Cash and cash equivalents                                                      $  172,637            $ 1,238,460
  Accounts receivable, net of allowance for uncollectible accounts of
    $325,000 at December 31, 1998                                                        --                607,546
  Inventory                                                                              --                302,317
  Prepaid expenses and other current assets                                          62,741                 76,128
  Due from affiliates                                                                    --                 20,930
                                                                                 ----------            -----------

Total current assets                                                                235,378              2,245,381

Deposits                                                                                 --                136,367
Notes receivable from employees                                                          --                106,546
Property and equipment, net                                                         167,214             10,766,426
Investment in Camber                                                              1,845,245                     --
Other assets                                                                        627,500                260,425
                                                                                 ----------            -----------

Total assets                                                                     $2,875,337            $13,515,145
                                                                                 ==========            ===========






           See notes to condensed consolidated financial statements.

                   Seal Holdings Corporation and Subsidiaries

                      Condensed Consolidated Balance Sheets

                                                                               September 30,           December 31,
                                                                                   1999                    1998
                                                                              ---------------         -------------
                                                                                (Unaudited)              (Note 2)
Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                             $  134,287            $ 1,478,742
   Accrued professional fees                                                       340,192                571,997
   Accrued compensation and related liabilities                                    160,041                497,829
   Due to affiliates                                                                    --                321,281
   Current portion of capital lease obligations and loans                               --                231,174
   Other liabilities                                                               118,500                184,905
                                                                                ----------            -----------
Total current liabilities                                                          753,020              3,285,928

Obligations under capital leases and loans, less current portion                        --                880,568
                                                                                ----------            -----------
Total liabilities                                                                  753,020              4,166,496
                                                                                ----------            -----------

Commitments and contingencies

Shareholders' equity:
   Subscribed preferred stock                                                    2,170,000                     --
   Common stock, par value $.001 per share, no shares authorized or outstanding at September 30, 1999, 50,000 shares authorized, 1,000
    shares issued and outstanding at December 31, 1998.                                 --                      1
   Class A common stock, par value $.20 per share; 99,975,000 shares authorized, 31,701,744 issued, and 31,616,894 outstanding at
    September 30, 1999. No shares authorized or outstanding at
    December 31, 1998.                                                           6,340,349                     --
   Class B common stock, par value $.20 per share, 25,000 shares authorized issued and outstanding at September 30, 1999. No
    shares authorized or outstanding at December 31, 1998.                           5,000                     --
   Additional paid-in capital                                                   18,249,770             20,276,784
   Accumulated deficit                                                         (24,593,342)           (10,928,136)
   Treasury stock, at cost, 84,850 and no shares at September 30, 1999
    and December 31, 1998, respectively.                                           (49,460)                    --
                                                                                ----------            -----------
Total shareholders' equity                                                       2,122,317              9,348,649
                                                                                ----------            -----------
Total liabilities and shareholders' equity                                      $2,875,337            $13,515,145
                                                                                ==========            ===========


See notes to condensed consolidated financial statements.

                   Seal Holdings Corporation and Subsidiaries

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                       Three Months                          Nine months
                                                    Ended September 30,                  Ended September 30,
                                                ----------------------------        -----------------------------
                                                    1999             1998               1999              1998
Revenues:
   Net patient service revenue                  $ 1,668,901      $   385,315        $  5,530,591      $ 1,111,191
   Premium revenue                                  330,433          331,537             890,963          737,699
   Interest income                                    7,196           21,279              24,458           33,086
                                                -----------      -----------        ------------      -----------
Total revenues                                    2,006,530          738,131           6,446,012        1,881,976
                                                -----------      -----------        ------------      -----------

Expenses:
   Salaries and benefits                          3,754,775        1,885,784          10,884,857        3,798,339
   Professional fees                                689,213          377,747           2,278,642        1,356,232
   Supplies                                         155,447          101,490             983,581          172,874
   Rent                                             568,985           73,013           1,567,918          166,721
   Other operating expenses                         330,740          346,073             974,207          506,249
   Depreciation                                     330,790           10,851             968,985           16,443
   Selling, general and administrative
                                                    866,791          307,588           2,374,088          526,442
   Provision for bad debts                           24,748           18,932             670,996          124,001
   Interest                                         303,575            2,776             578,059            5,615
                                                -----------      -----------        ------------      -----------
Total expenses                                    7,025,064        3,124,254          21,281,333        6,672,916
                                                -----------      -----------        ------------      -----------

Gain on disposal of OH, Inc.                      1,170,115               --           1,170,115               --
                                                -----------      -----------        ------------      -----------

Net loss                                        $(3,848,419)     $(2,386,123)       $(13,665,206)     $(4,790,940)
                                                ===========      ===========        ============      ===========

Loss per common share:
  Basic and diluted                                  $(0.12)          $(0.23)             $(0.72)          $(0.46)
                                                ===========      ===========        ============      ===========

Weighted average shares outstanding
                                                 31,643,524       10,318,419          19,003,514       10,318,419
                                                ===========      ===========        ============      ===========



See notes to condensed consolidated financial statements.

                   Seal Holdings Corporation and Subsidiaries

            Condensed Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                        Class A and Class B
                                           Common Stock                 Preferred Stock          Additional
                                                       Par                                         Paid-in         Accumulated
                                       Shares         Value         Shares           Amount        Capital           Deficit
                                       ------         -----         ------           ------        -------           -------
Balance at
 December 31, 1998                      1,000      $        1            --              --      $20,276,784      ($10,928,136)

  Contributed capital                      --              --            --              --        2,600,000                --
  Seal Holdings Corporation
    transaction: Acquisition of
    existing common shares
    net of costs of $115,500        1,408,325         281,665            --             --         1,436,669                --
  Issuance of stock                10,318,419       2,063,684     2,000,000           2,000       20,811,101                --
  Receipt of OH, Inc. common
    stock                              (1,000)             (1)           --              --      (22,876,784)               --
  Exchange of preferred stock
    for common stock               20,000,000       4,000,000    (2,000,000)         (2,000)      (3,998,000)               --
  Subscribed preferred stock               --              --                     2,170,000               --                --
  Net loss (unaudited)                     --              --            --              --               --       (13,665,206)
                                   ----------      ----------     ---------      ----------      -----------      ------------
Balance at September 30, 1999
   (unaudited)                     31,726,744      $6,345,349            --      $2,170,000      $18,249,770      $(24,593,342)
                                   ==========      ==========     =========      ==========      ===========      ============



                                   Treasury
                                     Stock          Total
                                     -----          -----
Balance at
 December 31, 1998                       --     $  9,348,649

  Contributed capital                    --        2,600,000
  Seal Holdings Corporation
    transaction: Acquisition of
    existing common shares
    net of costs of $115,500        (49,460)       1,668,874
  Issuance of stock                      --       22,876,785
  Receipt of OH, Inc. common
    stock                                --      (22,876,785)
  Exchange of preferred stock
    for common stock                     --               --
  Subscribed preferred stock             --        2,170,000
  Net loss (unaudited)                   --      (13,665,206)
                                   --------     ------------
Balance at September 30, 1999
   (unaudited)                     $(49,460)    $  2,122,317
                                   ========     ============

See notes to condensed consolidated financial statements.

                   Seal Holdings Corporation and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                              Nine months
                                                                          Ended September 30,
                                                                   -------------------------------
                                                                       1999               1998
Operating activities:
Net loss                                                           $(13,665,206)       $(4,790,940)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation                                                       968,985             16,443
     Provision for bad debts                                            670,996            124,001
     Gain on OHI Transaction                                         (1,170,115)                --
     Changes in operating assets and liabilities:
         Accounts receivable                                           (664,434)          (894,173)
         Prepaid expenses and other current assets                     (147,500)           (92,330)
         Due from affiliates                                          1,101,782               (450)
         Deposits                                                        (6,073)          (117,299)
         Other assets                                                  (635,243)          (169,843)
         Inventory                                                       65,846            (53,179)
         Accounts payable                                            (1,051,102)           (66,796)
         Accrued compensation and related liabilities                   139,718            401,039
         Accrued professional fees                                     (113,297)           359,805
         Other liabilities                                              190,677            290,041
                                                                   ------------        -----------
Net cash used in operating activities                               (14,313,166)        (4,993,681)

Investing activity:
Purchases of property and equipment                                  (2,920,355)        (1,050,705)
                                                                   ------------        -----------
Net cash used in investing activity                                  (2,920,355)        (1,050,705)

Financing activities:
Notes receivable from employees                                          (3,185)          (159,119)
Proceeds from loans                                                   4,972,688            174,525
Proceeds from notes payable to affiliates                             7,878,000                  -
Payments on third party loans                                           (90,313)          (137,661)
Capital lease payments                                                 (880,568)                 -
Capital contributions                                                 4,770,000          7,599,284
Net cash used in disposition/acquisition
  transactions                                                         (478,924)                 -
                                                                   ------------        -----------
Cash provided by financing activities                                16,167,698          7,477,029
                                                                   ------------        -----------
Net change in cash and cash equivalents                              (1,065,823)         1,432,643
Cash and cash equivalents at beginning of period                      1,238,460                 --
                                                                   ------------        -----------
Cash and cash equivalents at end of period                         $    172,637        $ 1,432,643
                                                                   ============        ===========



See notes to condensed consolidated financial statements.

                   Seal Holdings Corporation and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)

1. The Company

Seal Holdings Corporation ("Seal" or the "Company") is a holding company focused on the acquisition of companies providing services in health care and life sciences (with particular interest in information technology companies with Internet applications). The Company has not consummated any such acquisition to date.

The Company holds a 6% interest in Camber Companies LLC, a company specializing in multidisciplinary, musculoskeletal care.

Oakridge Transaction

Pursuant to an Agreement and Plan of Merger dated as of September 30, 1999, Seal completed a transaction (the "Oakridge Transaction") pursuant to which its wholly-owned subsidiary, OH, Inc. (a Florida corporation which, through its subsidiaries, owns, operates and manages a comprehensive outpatient medical, diagnostic and surgical facility and physician practice business located in Fort Lauderdale, Florida (collectively with its subsidiaries, "OHI")), was acquired by, and became a wholly-owned subsidiary of, Oakridge Outpatient Center, Inc. ("Oakridge"), a corporation beneficially owned by an investor group comprised of certain members of OHI's management. OHI's business constituted the only active business operations of the Company. The Company has no ownership interest in Oakridge.

In the Oakridge Transaction, the Company received nominal cash consideration and the assumption by the surviving company of all of OHI's liabilities. In addition, the Company will receive 79% of certain adjusted litigation proceeds, if any, that may arise in respect to certain claims which may be initiated by or on behalf of OHI after September 30, 1999. As a result of the Oakridge Transaction, Seal recorded a gain of $1,170,115, the amount of its negative investment in OHI.

The following pro forma condensed summary reflects the consolidated results of operations of the Company and includes adjustments necessary to reflect the Oakridge Transaction as if the transaction had occurred on January 1, 1998. The unaudited pro forma condensed summary presented herein is shown for illustrative purposes only and is not necessarily indicative of the results of operations of the Company that would have occurred had the transaction been in effect for the periods presented.

                   Seal Holdings Corporation and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                         September 30, 1999 (continued)
                                   (Unaudited)



                                                                 Nine Months Ended September 30,
                                                                ---------------------------------
                                                                    1999                 1998
                                                                    ----                 ----
     Pro forma total revenue                                    $        --           $   332,000
     Pro forma net loss                                         $(1,883,000)          $  (684,000)
     Pro forma net loss per common share:
       Basic and diluted                                        $     (0.06)          $     (0.02)
       Pro forma weighted average shares outstanding*            31,616,894            31,616,894

          * Earnings per share for the periods presented have been restated to reflect the number of shares outstanding at September 30, 1999.


Reverse Acquisition

Effective on April 2, 1999, Seal (which for periods prior to April 2, 1999 is referred to herein as the "Acquiree") and OHI entered into an Agreement and Plan of Exchange whereby 100% of the outstanding common stock of OHI was exchanged for 91% of the outstanding common stock of the Acquiree on a fully diluted basis (including outstanding options to purchase Acquiree shares). Accordingly, the acquisition has been treated for financial reporting purposes as a reverse acquisition, with OHI (the "Acquirer") as the accounting acquirer. As a result of the aforementioned transaction, the number of common shares authorized was increased from 14,975,000 to 99,975,000.

The historical financial statements contained herein are those of OHI, the accounting acquirer, even though the Company elected to use the name Seal Holdings Corporation for periods subsequent to the effective date of the reverse acquisition. Earnings per share for periods prior to the reverse acquisition have been restated to reflect the number of equivalent shares received by the Acquirer.

The net assets received from the Acquiree in the reverse acquisition were recorded at their fair value of $1,784,374, less acquisition costs of $115,500, and include 1,408,325 shares of Acquiree Class A and Class B common stock. The results of the Acquiree's operations are included in the Company's consolidated statements of operations from the effective date of the reverse acquisition.

                   Seal Holdings Corporation and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                         September 30, 1999 (continued)
                                   (Unaudited)


Company Losses and Cash Flow Deficiencies

Through September 30, 1999, the Company experienced significant net losses and deficiencies in cash flows from its comprehensive outpatient center operations, and, to a lesser extent, from its acquisition activities. During 1999, the Company's primary shareholder and certain affiliates have funded the cash flow deficiencies. As a result of the Oakridge Transaction, management believes that the Company's losses will be materially reduced. Nevertheless, the Company expects to continue to incur significant expenses as it carries out its acquisition strategy. On September 30, 1999, Dr. M. Lee Pearce, the Company's principal shareholder, agreed to provide Seal with funding of up to $10 million which will be used to fund these expenses, operations and future acquisitions as approved by the Board of Directors. In addition, management of the Company is pursuing various business alternatives to enable the Company to continue meeting its current and projected commitments and obligations, or will attempt to further reduce the amount of such liabilities to a manageable level.


2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto of OHI for the year ended December 31, 1998 included in the Seal Holdings Corporation report on Form 8-K filed on April 16, 1999, as amended on June 16, 1999, in connection with the reverse acquisition described in
Note 1.

                   Seal Holdings Corporation and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                         September 30, 1999 (continued)
                                   (Unaudited)


Income Taxes

Prior to the reverse acquisition described in Note 1, OHI, with the consent of its shareholder, had elected to be treated as an S corporation under the provisions of the Internal Revenue Code. Consequently, in lieu of corporate income taxes, the sole shareholder was taxed on the Company's taxable income. Following the combination, the Company became a C corporation and, accordingly, has adopted the asset and liability method of accounting for income taxes as prescribed under SFAS 109 "Accounting for Income Taxes". No provision for income taxes has been recorded due to losses to date. The Company has recorded a valuation allowance for any deferred tax assets which have resulted from its operating losses.

Use of Estimates

Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

3. Earnings Per Share Data

Options were not included in the computation for the three and nine-month periods ended September 30, 1999 and 1998 because their effect would have been anti-dilutive.

4. Stock Options

The Company has 1,700,000 outstanding stock options at September 30, 1999 with exercise prices ranging from $1.00 to $1.75 per share. The options are fully vested and have a remaining weighted average contractual life of approximately
6.1 years. No options were issued during the nine months ended September 30, 1999.

At September 30, 1999, the Company had 4,700,000 shares of common stock reserved for future issuance under its stock option plans.

                   Seal Holdings Corporation and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                         September 30, 1999 (continued)
                                   (Unaudited)


5. Investment in Camber Companies, LLC

In October 1998, the Acquiree sold the net assets of its wholly-owned subsidiary, Primary Care Medical Centers of America, Inc. to Camber Companies, LLC ("Camber") in exchange for a 6% equity investment in Camber with a fair market value at the date of the transaction of $1,845,000. The Company accounts for its 6% interest in Camber at cost.

6. Notes Payable to Affiliates

Through September 30, 1999, the Company's majority shareholder or his affiliates had loaned OHI $7,878,000 in the form of demand notes bearing interest at the rate of prime plus 3%. As a result of the Oakridge Transaction, the Company no longer had any obligations with respect to these liabilities after September 30, 1999. Such loans had been for the purpose of funding OHI's negative cash flow from operations.

7. Preferred Stock

The Certificate of Incorporation of the Company, as amended, authorizes the issuance of 25,000,000 shares of Preferred Stock, $.001 par value. 2,500 of such shares have been designated as Series B 10% Cumulative Preferred Stock, $.001 par value, (the "Series B Preferred Stock"). The Series B Preferred Stock is nonvoting and nonconvertible and bears a dividend rate of 10% per annum on its stated value of $1,000 per share.

Effective November 15, 1999, the majority shareholder agreed to subscribe for, and the Company issued, 2,170 shares of the Series B Preferred Stock in exchange for $2,170,000 of previously contributed funds to the Company.

8. Class B Common Stock

The Company has 25,000 shares of Class B Common Stock outstanding. Such shares are held by an affiliate of the Company's principle shareholder and enable the holder to elect a majority of the Board of Directors of the Company.

                   Seal Holdings Corporation and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                         September 30, 1999 (continued)
                                   (Unaudited)


9. Related Party Transactions


One of the Company's directors is a principal in an investment banking firm providing services to the Company. In connection with the Company's agreement with the investment banking firm, the company has paid investment banking fees of $250,000 and is obligated to issue 150,000 shares of Class A common stock for the nine months ended September 30, 1999. The Agreement has an initial term through December 31, 1999, and provides for an investment banking fee of $150,000 for the fourth quarter of 1999 and the issuance of an additional 150,000 shares of the Company's Class A common stock. Additional placement fees and share purchase rights may be earned by the investment banking firm upon the occurrence of certain events, including certain future sales of securities by the Company.

10. Commitments and Contingencies

As part of the regulatory compliance plan for OHI, an external audit of the Medicare billing practices of OHI was initiated. A preliminary review indicated that an overpayment may have been received from Medicare. OHI notified the Medicare carrier of its ongoing audit and its intention to remit the amount of any overpayment received. As a result of the Oakridge Transaction, the Company no longer has any obligation with respect to this matter.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

In the discussion below (and elsewhere in this report) regarding the Company's business, any statement of its future expectations, including without limitation, future revenues and earnings (losses), plans and objectives for future operations, future agreements, future economic performance or expected operational developments and all other statements regarding the future are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and as that term is defined in the Private Securities Litigation Reform Act of 1995. The Company intends that the forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on the Company's strategic plans. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, the Company's ability to raise capital, to execute its business strategy in a very competitive environment, the Company's degree of financial leverage, risks associated with acquisitions and the integration thereof, regulatory considerations (particularly in the health care industry), contingent liabilities and the impact of competitive services and pricing, as well as other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligations to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Business Strategy

Following the Oakridge Transaction, the Company is focusing its resources on acquiring companies that provide services in health care and life sciences (with particular interest in information technology companies with Internet applications). The Company has established procedures and contacts to identify and evaluate potential investment opportunities and has received and evaluated numerous investment opportunities. The Company is currently in the early stages of exploring several potential investment and acquisition opportunities. The Company believes that the experience and background of its management team will allow it to identify suitable investment opportunities. The Company anticipates that any additional capital which may be required to consummate such transactions will be sought from its majority shareholder and other corporate and institutional investors. In support of its acquisition program, on September 30, 1999, Dr. M. Lee Pearce, the Company's principal shareholder, agreed to provide Seal with funding of up to $10 million for future acquisitions and operations as approved by the Board of Directors. The terms upon which Dr. Pearce or one of his affiliates would provide such funding are subject to negotiation and agreement by Dr. Pearce and the Company. Dr. Pearce owns approximately 93% of the outstanding Class A common shares of Seal and 100% of the outstanding Class B common shares of Seal, which elects a majority of the Board of Directors.

The Company engaged Benedetto, Gartland & Company, an investment banking firm based in New York, to assist in the identification, evaluation and financing of any potential transactions. A director of the Company is a principal of such firm. There can be no assurance that the Company will be able to identify, attract, finance, or consummate any such transactions, or that if consummated, that the Company will be able to successfully manage or profitably operate any such acquired business.

Any financing activities by the Company, including those with Dr. Pearce or his affiliates, could result in substantial dilution of common shareholders and increased interest expense. Transaction costs to the Company in connection with any such activities may also be significant.

Additionally, the Company has an investment in Camber Companies, LLC ("Camber"), whose other shareholders include Monsanto Company and Kohlberg & Company. Camber provides multi-disciplinary, musculoskeletal care through clinic offices in Florida and California.

Oakridge Transaction

The Company's strategy for OHI's business was that sophisticated outpatient medical, diagnostic and surgical facilities would become the preferred delivery model for a significant portion of healthcare. Although the Company still believes in this concept, the start-up losses indicated a greater risk than the Company was prepared to undertake. The start-up losses were significantly greater than anticipated due to a variety of factors, including third party actions adverse to OHI. Accordingly, after presentation to the Company of an offer whereby an investor group comprised of certain members of OHI's management would invest working capital in the Outpatient Facility business (in addition to receiving certain supplemental loans directly from an affiliate of the Company's principal shareholder), OHI was merged into a subsidiary of Oakridge for a nominal payment and assumption by the surviving company of all liabilities of OHI and its subsidiaries, together with a contingent interest in certain potential litigation. For further information relating to the Oakridge Transaction, including limitations on the Company's ability to participate in any potential litigation recovery, please refer to the Company's form 8-K dated September 30, 1999. At the September 30, 1999 date the Oakridge Transaction was consummated, OHI's liabilities (consisting primarily of notes payable to affiliates, notes payable to third parties, capital and operating lease obligations, and accounts payable) exceeded its assets by $1.2 million. In addition, OHI's net loss for the quarter ended September 30, 1999 was $4.0 million, with continued significant losses expected for the foreseeable future. OHI's business constituted the only active business operations of the Company.


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. SEPTEMBER 30, 1998

Results of Operations

Increases in net patient service revenue for the three and nine month periods ended September 30, 1999 as compared with similar periods in the prior year are due to the December 1998 opening of the Outpatient Facility in Fort Lauderdale, Florida. This Outpatient Facility accounted for $1.1 million of the $1.28 million increase and $3.0 million of the $4.4 million increase in revenue for the three and nine month periods ended September 30, 1999, respectively, versus the comparable 1998 periods, while the remainder of the difference was due to an increase in the number of physicians employed by the Company.

Operating expenses (i.e., all expenses except interest and professional fees) increased significantly during the three and nine month periods ended September 30, 1999 compared with the corresponding 1998 periods as a result of the opening of the Oakridge Facility, the increase in physicians employed by the Company and management's desire to build an infrastructure intended to support revenue amounts significantly in excess of what the Company's operations have been able to generate.

Interest expense and professional fees also increased significantly in 1999 compared with the 1998 periods. Interest expense increased in accordance with the Company's increased borrowings as compared with the prior year, which were primarily used to fund operating cash flow deficiencies and purchases of property and equipment relating to its former OHI operations. The increase in professional fees is primarily due to increased legal and investment banking fees as compared with the 1998 periods. The increased legal and investment banking fees were primarily from the reverse acquisition transaction described earlier and related regulatory filings, negotiations with various individuals and entities regarding strategic affiliations and investments, the Oakridge Transaction, and various other regulatory matters. In addition, the Company incurred increased amounts of audit and tax fees as a result of the increased operations and complexity of the Company's business and the public filings related to the reverse acquisition and the Oakridge Merger Transaction.

Liquidity and Capital Resources

During the nine months ended September 30, 1999, the Company's net cash used in operating activities was $14.3 million, and purchases of property and equipment were $2.9 million. Funding was provided through loan proceeds from third parties, loans from affiliates, and capital contributions. For the nine month period ended September 30, 1999, loans from unaffiliated third parties consisted of $5.0 million in loans collateralized primarily by the Company's medical and office equipment.

During the first quarter of 1999, capital contributions of $2.6 million were made by the Company's majority shareholder. During the second and third quarters of 1999, the majority shareholder, directly or through his affiliates, advanced OHI a total of $7.9 million pursuant to demand notes and contributed $2.1 million to Seal for 2,170 shares of the Company's Series B Preferred Stock, as described in Note 7 to the Condensed Consolidated financial statements.

Following the Oakridge Transaction, the Company has a non-controlling equity investment in Camber, has significantly reduced its operating expenses, but has no source of operating revenue. Consequently, the Company is dependent upon funding from Dr. Pearce or one of his affiliates in order to continue operations in the near term. On September 30, 1999, the Company's principal shareholder agreed to provide Seal with funding of up to $10 million for future acquisitions and operations as approved by the Board of Directors. The Company anticipates that such funding will be sufficient to meet its reduced operating expenses following the Oakridge Transaction. For further discussion of the Company's financing needs, business strategy, and such commitment, please see the discussion under "General Business Strategy" in Item 2 above.

IMPACT OF "YEAR 2000" ISSUE

The Company has completed its evaluation of the likely impact of the Year 2000 Issue ("Y2K"). Due to the limited nature of the Company's operations following the Oakridge Transaction, management believes that Y2K will not have a material adverse effect on the Company's business, results of operations, or financial condition.

PART II. OTHER INFORMATION


Item 2. Changes in Securities

Effective November 15, 1999, the Company issued 2,170 shares of Series B Preferred Stock in exchange for $2,170,000 of previously contributed funds to the Company by the majority shareholder in the quarter ended September 30, 1999. The Series B Preferred Stock is nonvoting and nonconvertible and bears a dividend rate of 10% per annum on its stated value of $1,000 per share.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

     4. Certificate of Designation, Preferences, Rights and Limitations of 10% Cumulative Non-Voting Series B Preferred Stock of Seal Holding Corporation.

    27. Financial Data Schedule

(b) Reports on Form 8-K.

Form 8-K dated September 30, 1999, announcing that on September 30, 1999, Seal completed a transaction (the "Oakridge Transaction") pursuant to which its wholly-owned subsidiary, OHI, was acquired by, and became a wholly-owned subsidiary of Oakridge.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                        SEAL HOLDINGS CORPORATION,

                        By:/s/ Robert G. Tancredi
                           -----------------------
                           Robert G. Tancredi, M.D.
                           Chief Executive Officer (Principal Executive Officer)



                        By:/s/ Cecilio M. Rodriguez
                           -------------------------
                           Cecilio M. Rodriguez
                           Treasurer (Principal Accounting Officer)

Dated:  November 15, 1999