Form 10KSB
period 1999-12-31
SEAL HOLDINGS CORP
filed 2000-03-30
CIK 110027

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
================================================================================
                                 ---------------

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1999


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________ to __________________

                         Commission file number: 0-5667
                            SEAL HOLDINGS CORPORATION
                 (Name of small business issuer in its charter)

                DELAWARE                                    65-0769296
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

         5601 N. DIXIE HIGHWAY
               SUITE 411
        FORT LAUDERDALE, FLORIDA                               33334
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number:                                        (954) 771-1772
Securities registered under Section 12(b) of the Exchange Act:         None
Securities registered under Section 12(g) of the Exchange Act:         Class A Common Stock, par value $.20

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes     X         No
      -----           ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its fiscal year ended December 31, 1999 were $0.

The aggregate market value of the common equity held by non-affiliates as of February 29, 2000 was approximately $4.3 million based on the $3.375 closing bid price for the common stock quoted on the OTC Bulletin Board on such date. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

The number of shares of Class A Common Stock of the issuer outstanding as of February 29, 2000 was 32,066,919. The number of shares of Class B Common Stock of the issuer outstanding as of February 29, 2000 was 25,000.


                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the issuer's Proxy Statement for its Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, which will be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-KSB.
================================================================================

Transitional Small Business Disclosure Format:  Yes __    No    X
                                                              ---

                                FORM 10-KSB INDEX

                                                                                                                PAGE

GENERAL



PART I............................................................................................................2

ITEM 1.           DESCRIPTION OF BUSINESS.........................................................................2

ITEM 2.           DESCRIPTION OF PROPERTIES.......................................................................7

ITEM 3.           LEGAL PROCEEDINGS...............................................................................7

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................7


PART II...........................................................................................................8

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........................................8

ITEM 6.           MANAGEMENT'S PLAN OF OPERATION..................................................................9

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................11

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........12


PART III.........................................................................................................13

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF
                  THE EXCHANGE ACT...............................................................................13

ITEM 10.          EXECUTIVE COMPENSATION.........................................................................13

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................13

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................13

ITEM 13.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...............................14


PART I

ITEM 1.  DESCRIPTION OF BUSINESS


Business Strategy

Seal Holdings Corporation ("Seal" or the "Company") now seeks to expand its participation in Internet, business-to-business ("B2B") e-commerce, while maintaining a focus on the healthcare industry. Please see below for the history of the Company and for recent, significant corporate transactions. Seal's operating strategy is to acquire or make strategic investments in companies that provide services in healthcare and life sciences, with particular interest in information technology companies with Internet applications. The Company intends to utilize the substantial healthcare skills, experience and industry contacts of its management and Board of Directors in the development of a network of investment and acquisition candidates (referred to herein as "Partner Companies"). Seal further intends to foster innovation and growth among its Partner Companies by providing the opportunity for the exchange of ideas among those companies and encouraging collaborative ventures among them. Please also see "Management's Plan of Operation" below.

Seal's first Internet, B2B investment closed in March, 2000, a 21% interest in Healthology, Inc. ("Healthology"), a privately-held, on-line health media company. Healthology produces and distributes original Internet content generated by health professionals. See Healthology Acquisition below for further discussion.

Although the Company's focus is on Internet and B2B e-commerce companies, the Company may also consider acquisitions of, or investments in, non-Internet companies, primarily in the healthcare and related fields.

Internet Industry Overview

People and businesses are increasingly relying on the Internet to access and share information as well as to purchase and sell products and services. A rapidly growing number of businesses use the Internet to market and sell their products and streamline business operations. The Internet's substantial growth creates tremendous market opportunities for companies that connect buyers and sellers, and companies that create applications and systems for traditional businesses wishing to engage in e-commerce. The Internet provides an open platform with common communication protocols to build efficient, cost-effective networks that facilitate e-commerce. As Internet-based network reliability, speed and security have improved in recent years and as more businesses have connected to the Internet, traditional businesses are beginning to use the Internet to conduct e-commerce and exchange information with customers, suppliers and distributors.

The Company believes that emerging B2B e-commerce companies face significant challenges, such as, developing a successful business model, building corporate infrastructure, and finding and retaining qualified people.

B2B e-commerce companies must develop business models that capitalize on the Internet's capabilities to provide solutions to traditional companies in target industries. B2B e-commerce companies require industry expertise because each industry and market has distinct characteristics including existing distribution channels, levels of concentration and fragmentation among buyers and sellers, procurement policies, product information and customer support requirements. B2B e-commerce companies also require Internet expertise in order to apply their capabilities to their target industries.

Many B2B e-commerce companies have been recently formed and require sales and marketing, executive recruiting and human resources, information technology, and finance and business development assistance. These companies also require capital as significant resources may be required to build technological capabilities and internal operations.

Entrants into the B2B e-commerce market require management with expertise in the applicable market, an understanding of the Internet's capabilities, the ability to manage rapid growth and the flexibility to adapt to the changing Internet marketplace.

Competition

Seal operates in a highly competitive, rapidly evolving business environment both through the operations of its Partner Companies and through its identification of prospects for future acquisition or investment. The markets in which our current Partner Companies and any future Partner Companies operate are characterized by rapid technological change, frequent new product and service introductions and evolving industry standards. Competitors include a wide variety of companies and organizations, many with greater financial and technical resources than the Partner Companies and Seal. Partner Company competitors include Internet software, content, service and technology companies, cable companies, traditional and Internet media companies and healthcare providers.

The Company also faces competition in the identification of Partner Companies that fit within its investment parameters. Competitors for acquisition or investment include public and private venture capital firms, mutual funds and private individuals. The Company uses an informal network of business contacts, media coverage, and attendance at industry and venture conferences to identify suitable prospects. Seal believes that the healthcare industry knowledge of its management and Board provide a competitive advantage in the evaluation of healthcare investment targets. The Company also believes that potential Partner Companies will look favorably on Seal's healthcare experience when deciding among investors.


Healthology Acquisition

In March, 2000, Seal purchased approximately 3.2 million shares of Series A Convertible Voting Preferred Stock ("Healthology Preferred Stock") of Healthology (the "Healthology Transaction") for $3.2 million in cash, representing an approximate 21% interest in the issued shares of Healthology, and an interest of approximately 19% on a fully diluted basis. The Healthology Transaction is the Company's first Internet investment. Healthology's content is in-depth, topic-focused and event-driven and is delivered in various formats, including text articles and live audio/video webcast programs (streaming media). Healthology delivers its proprietary content to consumers on the Internet via the web sites of various distribution partners and portal customers, as well as websites it has developed.

Pursuant to the terms of the Healthology Transaction, Healthology's Board of Directors currently includes two representatives selected by Seal, and the shares of Healthology Preferred Stock have certain super-majority voting rights for the election of directors. The Company is entitled to voting rights equal to the number of shares of Healthology common stock as will guarantee that the Company, solely for the purposes of electing directors, has no less than 26% of the voting power of the outstanding capital stock of Healthology and will be the single largest such voting stockholder, unless certain events occur ("Super-Voting Right").

Additionally, in connection with the Healthology Transaction, the Company has been granted certain anti-dilution rights, registration rights, tag-along rights and preemptive rights, and is subject to certain drag-along rights.

For further discussion of the Healthology Transaction, please refer to the Company's Form 8-K dated March 1, 2000.

Government Regulations and Legal Uncertanties

Since September 30, 1999, when the Company sold its last operating business in the medical field (see "Oakridge Transaction - Discontinued Operations"), the Company has been relying on a temporary one-year exclusion from investment company status under the Investment Company Act of 1940 (the "1940 Act"). A company that owns investment securities having a value exceeding 40% of the value of its total assets is subject to registration and regulation as an investment company unless it qualifies for a statutory or regulatory exclusion or exemption from investment company status. The term "investment securities" does not include securities of other companies controlled primarily by Seal. The Company believes that following the Healthology Transaction, based upon its current asset mix, it will not be treated as an investment company. The Company believes that its investment in Healthology will not be considered an "investment security" so long as the Super-Voting Right remains in effect. If the Company loses the Super-Voting Right or its relative asset values change, and the Company does not qualify for any other exclusion or exemption afforded by the 1940 Act, it may be required either to register as an investment company or take significant business actions that are contrary to its business objectives in order to avoid being required to register as an investment company. For example, the Company might be compelled to acquire additional assets that it might not otherwise have acquired, be forced to forgo opportunities to acquire interests in companies or other assets or be forced to sell or refrain from selling such interests or assets. In addition, the Company might need to sell certain assets which are considered to be investment securities. The Company does not believe that it is feasible for the Company to register as an investment company because the 1940 Act rules are inconsistent with the Company's strategy of acquiring, operating and managing its Partner Companies.

There are presently few laws or regulations directed specifically at e-commerce. However, because of the Internet's popularity and increasing use, new laws and regulations may be adopted. These laws and regulations may cover issues such as the collection and use of data from Web site visitors and related privacy issues, pricing, content, copyrights, on-line gambling, distribution and the quality of goods and services. The enactment of any additional laws or regulations may impede the growth of the Internet and B2B e-commerce, which could decrease the revenue of our Partner Companies and place additional financial burdens on them.

Laws and regulations directly applicable to e-commerce or Internet communications are becoming more prevalent. For example, Congress recently enacted laws regarding on-line copyright infringement and the protection of information collected on-line from children. Although these laws may not have a direct adverse effect on our business or those of our partner companies, they add to the legal and regulatory burden faced by B2B e-commerce companies. The growth of the Internet and e-commerce may lead to the enactment of more stringent consumer protection laws. The Federal Trade Commission may use its existing jurisdiction to police e-commerce activities, and it is possible that the Federal Trade Commission will seek authority from Congress to regulate certain on-line activities.


History of Seal Holdings Corporation

The Company was organized in March 1997 under the laws of the State of Delaware and is the successor to the then registrant, Seal Fleet, Inc., as more fully described herein. As more fully described below, when used in this report, the terms "Seal" and the "Company" refer to (a) prior to April 2, 1999, Seal Holdings Corporation and its subsidiaries or its predecessor companies unless the context indicates otherwise and (b) for April 2, 1999 forward, OH, Inc. and its subsidiaries and predecessor company.

On August 14, 1996, with stockholder approval, Seal Fleet sold all of its operating assets to Hvide Marine Incorporated and left the offshore supply business. Following such sale, at the Annual Meeting of Stockholders held on May 14, 1997, several proposals were approved. To reduce the administrative costs associated with maintaining stockholders with fewer than 50 shares, the stockholders approved the purchase of such shares through a reverse stock split of the Company's Class A and Class B common stock. The reverse split resulted in all shares being purchased from stockholders owning less than 50 shares, and excess shares over even multiples of fifty shares from stockholders holding more than fifty shares. This share repurchase resulted in an insignificant change in the relative percentage of total shares held by individual stockholders.

Also approved at the 1997 Annual Meeting of Stockholders was the Reincorporation Proposal, whereby the Company's state of incorporation was changed from Nevada to Delaware as a result of the merger of the Company into its wholly-owned subsidiary, Seal Holdings Corporation, a Delaware corporation. The stockholders also approved a proposal to increase the number of authorized shares of Class A common stock to 14,975,000 shares and to create a class of preferred stock. Finally, the stockholders approved the removal of a restriction requiring the Board of Directors to seek stockholder approval of an initial acquisition in its transformation process, to the extent that such approval is not required by applicable law.

Camber Investment

In mid-1997, the Company identified health care services as a business opportunity of particular promise, and announced that it intended to utilize cash, equity, debt or a combination thereof in effecting the acquisition or development of such businesses. During the second half of 1997, the Company contracted with two senior healthcare executives to hold key management positions in its newly established subsidiary, Primary Care Medical Centers of America, Inc. ("PCMC"). PCMC then set out to organize and develop a Physician Practice Management Company, including a nationwide assemblage of multi-disciplinary medical centers staffed by orthopedists, neurologists, psychiatrists, chiropractors, podiatrists, physical therapists and affiliated service providers who work together to offer a coordinated inter-disciplinary approach to the treatment of musculoskeletal injury and the management of neuromuscular disease.

In seeking the necessary capitalization to accomplish its goals, in the Spring of 1998, Seal entered into a Joint Development Agreement with Monsanto Company (NYSE: MTC), whereby a division of Monsanto agreed to provide PCMC with project funding in exchange for the opportunity to acquire a portion of PCMC stock.

In mid-1998, negotiations began with Kohlberg & Company ("Kohlberg"), a private investment firm to combine PCMC's physician practice management business with Camber Companies, LLC, a Delaware limited liability company ("Camber") with a majority interest held by Kohlberg. As a result of a transaction which closed on November 6, 1998, Camber adopted PCMC's business plan, and Seal and Monstanto became interest holders in Camber with Seal owning a 6% interest in Camber, which it continues to hold today. In addition, Kohlberg and other investors agreed to provide, and subsequently did provide, Camber with equity funding of $21.4 million. Thomas M. Ferguson, the then Chairman and a current Director of Seal, became a Director of Camber.


OHI Reverse Acquisition

Effective April 2, 1999, Seal (which for periods prior to April 2, 1999 is referred to herein as the "Acquiree") and OH, Inc., a Florida corporation ("OHI"), whose primary operating assets consisted of a comprehensive outpatient medical, diagnostic and surgical facility and physician practice business, entered into an Agreement and Plan of Exchange whereby 100% of the outstanding common stock of OHI was exchanged for 91% of the outstanding common stock of the Acquiree on a fully diluted basis (including outstanding options to purchase Acquiree shares). Accordingly, the acquisition was treated for financial reporting purposes as a reverse acquisition, with OHI (the "Acquirer") as the accounting acquirer. In connection with the aforementioned transaction, the Company's stockholders voted to increase the number of authorized shares of the Company's Class A Common Stock from 14,975,000 to 99,975,000 at the 1999 Annual Meeting of Stockholders.

The historical financial statements beginning on page F-1 of this Form 10-KSB are those of OHI, the accounting acquirer, even though the Company elected to use the name Seal Holdings Corporation for periods subsequent to the effective date of the reverse acquisition. Accordingly, those financial statements do not reflect the operations of PCMC or its subsequent sale to Camber.

The net assets received from the Acquiree in the reverse acquisition were recorded at their fair value of $1,784,374, less acquisition costs of $115,500, and include 1,408,325 shares of Acquiree Class A and Class B Common Stock. The results of the Acquiree's operations are only included in the Company's consolidated statements of operations from the effective date of the reverse acquisition.


Oakridge Transaction - Discontinued Operations

The Company's strategy for OHI's business was based upon its belief that sophisticated outpatient medical, diagnostic and surgical facilities would become the preferred delivery model for a significant portion of healthcare. During 1998 and 1999, the Company developed and operated the Oakridge Comprehensive Outpatient Center (the "Oakridge Center") as its first outpatient facility.

The Oakridge Center served the Fort Lauderdale and northern Broward County communities and was intended to be the prototype for other outpatient centers. In the operation of the Oakridge Center, the Company incurred start-up losses significantly greater than anticipated due to a variety of factors, including third party actions adverse to OHI which the Company believes adversely impacted the use of the Center by physicians. Despite the Company's continued belief that sophisticated outpatient centers are a preferred delivery model for healthcare, the start-up losses of the Oakridge Center indicated greater risk than the Company was prepared to undertake. Accordingly, after presentation to the Company of an offer whereby an investor group comprised of certain members of OHI's management would form a new corporation, Oakridge Outpatient Center, Inc. ("Oakridge"), and invest working capital in OHI's outpatient business (in addition to receiving certain supplemental loans directly from an affiliate of the Company's principal shareholder), OHI was merged into a subsidiary of Oakridge for a nominal payment and assumption by the surviving company of all liabilities of OHI and its subsidiaries. In addition, in the merger, the Company assigned to Oakridge its claims against third parties that had taken actions adverse to the Company and received the right to certain contingent payments from the proceeds of any legal actions against such third parties. The Company understands that the potential claim against such third parties are being investigated and a possible legal action is being evaluated. There can be no assurance that, if a legal action is instituted, it will be successful, or even if successful, will result in any payment to the Company. For further information relating to the Oakridge Transaction, including limitations on the Company's ability to participate in any potential litigation recovery, please refer to the Company's Form 8-K dated September 30, 1999.

The operations of OHI, prior to the September 30, 1999 Oakridge Transaction, are currently reflected as discontinued operations in the Company's financial statements.

Employees

Seal currently has four full-time employees. In addition, the Company has two employees, the Company's former CEO, and the Company's former CFO, who provide certain services to the Company pursuant to one year employment agreements expiring on April 1, 2000.


ITEM 2.  DESCRIPTION OF PROPERTIES

On October 1, 1999, Seal entered into a lease with an affiliate of its majority stockholder, M. Lee Pearce, MD for 2,060 square feet of space for its corporate offices in Fort Lauderdale, Florida. The lease expires in 2004 and has an initial annual base rental rate of approximately $38,000, adjusted annually for inflation.


ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in litigation relating to the offshore supply business conducted prior to August 14, 1996 by certain inactive subsidiaries of Seal. The cases are maritime asbestos claims against the Company's subsidiaries. On May 1, 1996, the asbestos claims were administratively dismissed subject to reinstatement on motion of plaintiff's counsel. It is expected that all of these cases will be reinstated in the future. The Company is presently unable to determine what, if any, impact these cases could have upon the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.












                       THIS SPACE INTENTIONALLY LEFT BLANK

PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Class A Common Stock is traded on the OTC Bulletin Board ("OTCBB"), under the symbol SEAH. The following table sets forth the range of high and low bid prices per share of the Company's Class A Common Stock for each of the quarters during the years ended December 31, 1998 and 1999, as reported on the OTCBB system. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

               PRICE PERIOD                             HIGH           LOW
               ------------                             ----           ---
              1998
                  First Quarter                        $  .94        $    .53
                  Second Quarter                         2.13             .69
                  Third Quarter                          1.88            1.25
                  Fourth Quarter                         3.38            1.25

              1999
                  First Quarter                          6.25            2.63
                  Second Quarter                         5.25            2.50
                  Third Quarter                          4.50            2.63
                  Fourth Quarter                         3.75            1.44


As of February 29, 2000, there were 1,534 holders of record of the Class A Common Stock.

There is no public market for the Class B Common Stock or the Series B Preferred Stock, 2,170 shares, all of which are issued to entities beneficially owned by Pearce.


Holders

The number of stockholders of record as of December 31, 1999, was 1,534 for the Class A Common Stock.


Dividends

The Company has no plans to declare or pay dividends, in cash or otherwise, in the foreseeable future. Any changes in those plans in the future will depend on earnings, if any, of the Company, its financial requirements and other factors. Further, payment of dividends on the Company's Class A Common Stock will only be made after payment of dividends on the Company's Series B Preferred Stock.

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION


Partner Company Strategy

The Company is aggressively pursuing acquisitions and investments in Internet and B2B e-commerce companies, with a focus on the healthcare industry. Typically, the Company receives business plans from early stage companies seeking equity financing. Information received is evaluated to determine if the potential Partner Company's business is within Seal's investment parameters. The Company will generally consider investment in Partner Companies with a clearly defined product or service, experienced and financially committed management, and some operational history. Once Seal's managers determine that a potential Partner Company meets its investment parameters, a preliminary meeting is scheduled with the key founders. Following the meeting, a list of preliminary due diligence questions is provided to the Partner Company. In general, after receipt and evaluation of such materials, if further consideration is warranted, a term sheet is drafted and several investment parameters are discussed with the potential Partner Company, followed by the presentation of a formal term sheet. If the formal term sheet is approved, final due diligence is conducted and definitive deal documentation is prepared.

Under certain circumstances, the Company may make co-investments with other investors, such as venture capital firms, where the Company may rely, in part, on the co-investor's due diligence activities.

Once any additional investment considerations resulting from the final due diligence are resolved, the transaction will close. Management anticipates that it will generally take 45 days to over 120 days to conclude an investment or acquisition.

During due diligence, the Company may hire outside experts to perform background checks, conduct information technology due diligence, perform financial due diligence, or other aspects of the due diligence process. Through the end of the first quarter of 2000, the Company was advised on certain aspects of its investment process by Benedetto, Gartland & Company ("BGC"), an investment banking firm. One of the Company's directors is a principal of BGC.

Due to the nature of the Company's Partner Company investments, no positive operating cash flows are expected to be realized in the foreseeable future. Generally, successful Internet start-ups have employed a strategy of rapidly building infrastructure and introducing products and services in advance of firm commitments for sales. This strategy is being widely followed as new and existing firms strive to establish market penetration in anticipation of significant opportunities for future revenue growth.

It is expected that Partner Companies, including Seal's first such Partner Company, Healthology, will require one or more rounds of additional equity capital before they can be expected to generate positive cash flow. The Company's investment evaluations anticipate such additional rounds of future financing, at successively higher valuations, such that while the Company's ownership interest may decline, the value of its interest may increase based on the amount paid by later stage investors. The Company believes that it could realize such higher value through the sale of the Partner Company to a larger competitor, through the sale of some or all of its interest after an initial public offering by a Partner Company, or by selling some or all of its interest to venture capital or other firms. There can be no assurance, however, that the Partner Companies will successfully execute their business plans, or that, if successful, a suitable buyer for Seal's interest will be found. In addition, there can be no assurance that any Partner Company would be able to raise additional financing or that any such financing would be at a valuation higher than that paid by the Company. The Company's investments and acquisitions are illiquid in nature and cannot be readily sold.

During the fourth quarter of 1999, the Company announced the undertaking by the Company's Chairman and majority stockholder to provide the Company with funding of up to $10 million for future acquisitions and operations as approved by the Board of Directors (the "Funding Commitment"). In connection with the Funding Commitment through March 1999, the Company's majority stockholder has contributed $4,050,000 to the Company, approximately $3.2 million, of which was used by the Company to fund the investment in Healthology and approximately $850,000 of which was used by the Company for operating expenses and to pay for certain costs and expenses incurred in connection with the Healthology transaction. In consideration for the contribution, the Company issued its majority stockholder 771,428 shares of the Company's Class A Common Stock at a price of $5.25 per share.

Additionally, as provided in the Funding Commitment, the Company's majority stockholder has agreed to contribute an additional $5,950,000 to the Company. The Company has agreed with the majority stockholder that in consideration of such additional funds, the Company will issue such stockholder additional shares of the Company's Class A Common Stock at $5.25 per share (An aggregate of 1,133,333 shares when $5,590,000 is contributed).

The Company anticipates that its operating expenses for the year ended December 31, 2000 will be between $1.7 and $2.2 million, such that between $3.9 and $4.4 million of the $10 million undertaking will be available for additional investments and related transaction costs after the Healthology Transaction.

Although the Company's focus is on Internet and B2B e-commerce companies, the Company may also consider acquisitions of, or investments in, non-Internet companies, primarily in the healthcare and related fields.

As previously indicated, the Company presently anticipates that Healthology will seek to raise additional equity financing during 2000. Under certain conditions, the Company has the right to participate in any such additional financing in order to maintain its current ownership interest and its Super-Voting Right. The Company estimates that its resulting additional investment in Healthology would be between $1.0 and $1.5 million.

Because the Company does not anticipate receiving cash flow from its Partner Companies, funding for operations and future Partner Company investments will require that the Company raise additional cash. Any such cash raised would likely be dependent on the Company's ability to demonstrate a record of successfully identifying and consummating investments or acquisitions in Partner Companies and the continued expectation by investors that Internet-based e-commerce has the potential for dramatic growth. The Company anticipates that it will begin to actively seek additional funding in the second half of 2000 from third parties and from the majority stockholder. There can be no assurance that the Company will be successful in such efforts. Any financing activities by the Company, including the terms upon which any future advances from the Company's majority stockholder may be converted into an equity interest in, or a longer term obligation of, the Company, could result in substantial dilution of existing equity positions and increased interest expense. Transaction costs to the Company in connection with such activities may also be significant.

Management believes that the current level of operating expenses can support a significant number of additional Partner Company investments. Nevertheless, should the Company be unable to attract additional funding, operations after 2000 would be materially curtailed.


Investment In Camber

The Company's investment in Camber had a carrying value of $1.8 million at December 31, 1999, representing Seal's historical cost basis. Camber, which began operations in 1998, has incurred significant losses while developing its business strategy. Camber operates 13 clinics in Florida and California specializing in multidisciplinary, musculuskeletal care. Camber management anticipates that they will reach cash flow break-even during 2000, and that its current business plan will provide for significant profitability through the acquisition of additional clinics. At this time, the Company is unable to determine whether any such acquisitions can be made without dilution of the Company's interest. Should such acquisitions be made and funded with additional equity financing by Camber, the Company's interest may be diluted. Significant dilution of the Company's interest could indicate an impairment in the value of the Camber investment and a write-down of some or all of said investment could result.

Safe Harbor Statement

In the discussion below (and elsewhere in this report) regarding the Company's business, any statement of its future expectations, including without limitation, future revenues and earnings (losses), plans and objectives for future operations, future agreements, future economic performance or expected operational developments and all other statements regarding the future are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and as that term is defined in the Private Securities Litigation Reform Act of 1995. The Company intends that the forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on the Registrant's strategic plans and involve risks and uncertainties which may cause actual results to differ materially from forward-looking statements. Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein include (the "Cautionary Statements"), without limitation:

|X|      The Company's ability to raise capital,

|X| The Company's ability to execute its business strategy in a very competitive environment,

|X|      The Company's degree of financial leverage,

|X|      Risks associated with acquisitions and the integration thereof,

|X|      Risks associated with start-up and early-stage enterprises,

|X|      Risks associated with providing services over the Internet,

|X|      Healthcare regulatory considerations,

|X|      1940 Act regulatory considerations,

|X|      Contingent liabilities,

|X|      The impact of competitive services and pricing, and

|X| Other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission.

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



ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and report of independent certified public accountants required by this Item are filed herewith as Exhibit F.

Report of Independent Certified Public Accountants

Consolidated Balance Sheets as of December 31, 1999 and 1998

Consolidated Statements of Operations for the years ended December 31, 1999 and 1998

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999 and 1998

Consolidated Statements of Cash Flows for the years ended
December 31, 1999 and 1998

Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.













                       THIS SPACE INTENTIONALLY LEFT BLANK

PART III

ITEM 9.        DIRECTORS,  EXECUTIVE OFFICERS,  PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

The information required in response to this Item is incorporated herein by reference from the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2000 Annual Meeting of Stockholders.


ITEM 10. EXECUTIVE COMPENSATION

The information required in response to this Item is incorporated herein by reference from the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2000 Annual Meeting of Stockholders.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in response to this Item is incorporated herein by reference from the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2000 Annual Meeting of Stockholders.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this Item is incorporated herein by reference from the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2000 Annual Meeting of Stockholders.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a)(1)   Financial Statements
         Reference is made to the Index set forth on Page F-1 of this Annual Report on Form 10-KSB.

(a)(2)   Financial Statement Schedules

         All schedules have been omitted because they are inapplicable or the information is provided in the consolidated financial statements, including the notes hereto.

(a)(3)   Exhibits



EXHIBIT INDEX

    EXHIBIT                                                DESCRIPTION

2.1 Agreement and Plan of Merger dated as of September 30, 1999, by and among OH, Inc., Seal Holdings Corporation, Oakridge Outpatient Center, Inc., and OH Acquisitions Corp. (1)

2.2 Articles of Merger of OH Acquisition Corp. into OH, Inc., filed September 30, 1999. (1)

3.1.1 Certificate of Incorporation of Seal Holdings Corporation, filed March 20, 1997. (2)

3.1.2 Certificate of Amendment to Certificate of Incorporation of Seal Holdings Corporation filed June 21, 1999.

3.1.3 Certificate of Preferred Stock Designation of Seal Holdings Corporation, dated March 23, 1999. (3)

3.1.4 Certificate of Designation, Preferences, Rights and Limitations of 10% Cumulative Non-Voting Series B Preferred Stock of Seal Holdings Corporation, dated November 15, 1999. (4)

3.2       Bylaws of Seal Holdings Corporation. (2)

4.3 Investors' Rights Agreement between Healthology, Inc. and Seal Holdings Corporation dated March 1, 2000. (5)

4.4 Stockholders' Agreement between Healthology, Inc., Seal Holdings Corporation and certain existing stockholders of Healthology, Inc. dated March 1, 2000. (5)

10.1 Secured Promissory Note dated March 25, 1997, made by Thomas M. Ferguson in favor of Seal Fleet, Inc. (6)

10.2 Stock Pledge Agreement dated March 25, 1997, made by Thomas M. Ferguson in favor of Seal Fleet, Inc. (6)

10.3.1    1999 Long Term Incentive Plan. (7)

10.3.2    1998 Incentive Option Plan. (8)

10.3.3    1997 Incentive Option Plan. (2)

10.3.4    Seal Fleet, Inc. Amended 1996 Long-Term Incentive Plan. (9)

10.6 Business Combination Agreement dated October 9, 1998, by and among Kohlberg & Company, LLC, Camber Companies, LLC, Monsanto Company, Seal Holdings Corporation and Primary Care Medical Centers of America, Inc.
          (10)

10.7 General Assignment dated as of October 8, 1998, from Primary Care Medical Centers of America, Inc. to Camber Companies, LLC. (10)

10.8 Assumption Agreement dated as of October 9, 1998 from Camber Companies, LLC to Monsanto Company. (10)

10.9 Agreement and Plan of Exchange between Seal Holdings Corporation and OH, Inc., a Florida corporation, dated December 21, 1998. (10)

10.10 Securities Exchange Agreement dated April 2, 1999, by and between Seal Holdings Corporation and M. Lee Pearce, MD, who as of April 2, 1999 was the holder of all of the outstanding shares of common stock of OH, Inc. (3)

10.11 Stock Purchase Agreement dated as of December 21, 1998 between First Magnum Corporation, Thomas M. Ferguson and Lauderdale Holdings, Inc.
          (3)

21        Subsidiaries of the Registrant.

27        Financial Data Schedule.

99.1 Press Release - "OH, Inc. and Seal Holdings Corporation Complete Share Exchange", dated April 5, 1999. (3)

99.2      Funding Commitment by Dr. Pearce. (1)

-------------------

(1) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 000-05667), as filed October 15, 1999.

(2) Incorporated by reference from an exhibit to the Company's Proxy Statement for (File No. 000-05667) the Annual Meeting of Shareholders of Seal Fleet, Inc. held May 14, 1997, as filed April 11, 1997.

(3) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 000-05667), as filed April 19, 1999.

(4) Incorporated by reference from an exhibit to the Company's Quarterly Report on Form 10-QSB (File No. 000-05667) for the quarter ended September 30, 1999, as filed November 15, 1999.

(5) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 000-05667), as filed March 16, 2000.

(6) Incorporated by reference from an exhibit to Amendment No. 1 to Report on Schedule 13D, dated March 21, 1997, filed by First Magnum Corporation, as filed April 18, 1997.

(7) Incorporated by reference from an exhibit to the Company's Proxy Statement (File No. 000-05667) for the Annual Meeting of Shareholders of Seal Holdings Corporation held June 17, 1999, as filed on June 4, 1999.

(8) Incorporated by reference from an exhibit to the Company's Proxy Statement (File No. 000-05667) for the Annual Meeting of Shareholders of Seal Holdings Corporation held June 24, 1998, as filed on June 8, 1998.

(9) Incorporated by reference from an exhibit to the Quarterly Report on Form 10-QSB of Seal Fleet, Inc. for the quarterly period ended March 31, 1997.

(10) Incorporated by reference from an exhibit to the Company's Annual Report on Form 10-KSB (File No. 000-05667) for the fiscal year ended December 31, 1998, as filed April 1, 1999, as amended April 30, 1999.


 (b)     Reports of Form 8-K

         Form 8-K filed on October 15, 1999, announcing that on September 30, 1999, Seal completed a transaction pursuant to which its wholly-owned subsidiary, OHI, was acquired by, and became a wholly-owned subsidiary of Oakridge. OHI constituted the only active business operations of the Company.

         Subsequent to December 31, 1999, the Company filed on March 16, 2000, a Current Report on Form 8-K related to its investment in Healthology, Inc.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          SEAL HOLDINGS CORPORATION

                                          By: /s/ Cecilio M. Rodriguez
                                          Cecilio M. Rodriguez,
                                          Chief Financial Officer and Treasurer
Dated:   March 30, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

          SIGNATURE                                        TITLE                                      DATE
          ---------                                        -----                                      ----


/s/ Robert G. Tancredi, MD
-------------------------------      President, Chief Executive Officer and Director (Principal    March 30, 2000
Robert G. Tancredi, MD               Executive Officer)



/s/ Cecilio M. Rodriguez
-------------------------------      Chief Financial Officer and Treasurer (Principal Financial    March 30, 2000
Cecilio M. Rodriguez                 and Accounting Officer)



/s/ M. Lee Pearce, MD
-------------------------------      Chairman of the Board of Directors                            March 30, 2000
M. Lee Pearce, MD


/s/ Thomas M. Ferguson
-------------------------------      Director                                                      March 30, 2000
Thomas M. Ferguson


/s/ John J. Rydzewski
-------------------------------      Director                                                      March 30, 2000
John J. Rydzewski



                                   "Exhibit F"

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                  PAGE
Report of Independent Certified Public Accountants........................................         F-2
Consolidated Balance Sheets as of December 31, 1999 and 1998..............................         F-3
Consolidated Statements of Operations for the years ended December 31, 1999 and 1998 ...           F-5
Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 1999 and  1998............................................................         F-6
Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998...            F-7
Notes to Consolidated Financial Statements................................................         F-8


               Report of Independent Certified Public Accountants

To the Board of Directors
Seal Holdings Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Seal Holdings Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seal Holdings Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



West Palm Beach, Florida
March 1, 2000, except for
the ninth paragraph of Note 1 and Note 10 as to which the date is March 24, 2000, and the second paragraph of Note 13 as to which the date is March 27, 2000.

                   Seal Holdings Corporation and Subsidiaries

                           Consolidated Balance Sheets


                                                                  December 31
                                                             1999             1998
                                                      ------------------------------------
Assets
Current assets
   Cash                                                  $     462,802       $        -
   Net assets of discontinued operations                             -        9,348,649
   Prepaid expenses and other current assets                    47,878                -
                                                      ------------------------------------
Total current assets                                           510,680        9,348,649

Property and equipment, net                                    169,198                -
Investment in Camber Companies, LLC                          1,845,245                -
Other assets                                                     8,852                -
                                                      ------------------------------------
Total assets                                                $2,533,975       $9,348,649
                                                      ====================================
























See notes to consolidated financial statements.

                   Seal Holdings Corporation and Subsidiaries


                                                                                            December 31
                                                                                       1999             1998
                                                                                ------------------------------------
Liabilities and shareholders' equity Current liabilities:
   Accounts payable                                                                 $     111,222  $             -
   Accrued professional fees                                                              162,225                -
   Accrued compensation and related liabilities                                           290,794                -
   Other liabilities                                                                       15,000                -
                                                                                ------------------------------------
Total liabilities                                                                         579,241                -

Commitments and contingencies

Shareholders' equity:
   Subscribed Class A Common stock                                                        550,000                -
   Preferred stock, par value $.001 per share; 25,000,000 shares authorized, 2,170 and no shares issued and outstanding at December
     31, 1999 and 1998, respectively                                                    2,170,000                -
  Common stock, par value $.001 per share; no shares authorized or outstanding at December 31, 1999, 50,000 shares authorized, 1,000 shares issued and outstanding at December 31, 1998.
                                                                                                -                1
  Class A common stock, par value $.20 per share; 99,975,000 shares authorized,
     32,001,769 issued, and 31,916,919 outstanding at December 31, 1999. No shares authorized or outstanding at December 31, 1998.
                                                                                        6,400,354                -
  Class B common stock, par value $.20 per share, 25,000 shares authorized, issued and outstanding at December 31, 1999. No shares authorized or outstanding at December 31, 1998.
                                                                                            5,000                -
   Additional paid-in capital                                                          18,249,770       20,276,784
   Accumulated deficit                                                                (25,370,930)     (10,928,136)
   Treasury stock, at cost, 84,850 and no shares at December 31, 1999 and
     1998, respectively.                                                                  (49,460)               -
                                                                                ------------------------------------
Total shareholders' equity                                                              1,954,734        9,348,649
                                                                                ------------------------------------
Total liabilities and shareholders' equity                                           $  2,533,975     $  9,348,649
                                                                                ====================================


                See notes to consolidated financial statements.

                   Seal Holdings Corporation and Subsidiaries

                      Consolidated Statements of Operations


                                                                                      Year ended December 31
                                                                                      1999              1998
                                                                                ------------------------------------

Revenue                                                                         $                    $           -
                                                                                                -
                                                                                ------------------------------------
                                                                                                -                -
                                                                                ------------------------------------

Expenses:
   Salaries and benefits                                                                  359,158                -
   Professional fees                                                                      306,073                -
   General and administrative                                                             112,357                -
                                                                                ------------------------------------
Total expenses                                                                            777,588                -
                                                                                ------------------------------------

Loss from continuing operations                                                          (777,588)               -

Discontinued operations:
   Loss from discontinued operations                                                  (14,835,321)      (8,780,116)
   Gain on disposal of discontinued operations                                          1,170,115                -
                                                                                ------------------------------------
Net loss                                                                             $(14,442,794)   $  (8,780,116)
                                                                                ====================================

Loss attributable to common stockholders basic and diluted                          $(14,520,447)      $(8,780,116)
                                                                                ====================================

Basic and diluted loss attributable to common stockholders per share:
  Loss from continuing operations                                               $          (0.04)    $         -
  Loss from discontinued operations                                                        (0.61)           (0.85)
                                                                                ------------------------------------
  Net loss                                                                      $          (0.65)    $      (0.85)

                                                                                ====================================

Weighted average shares outstanding                                                    22,300,143       10,318,419
                                                                                ====================================







See notes to consolidated financial statements.

                   Seal Holdings Corporation and Subsidiaries

                 Consolidated Statements of Shareholders' Equity


                              Class A and Class B
                                 Common Stock           Preferred Stock
                           ----------------------------------------------     Additional
                                            Par                                Paid-in    Accumulated    Treasury
                              Shares       Value       Shares      Amount      Capital      Deficit       Stock        Total
                           -------------------------------------------------------------------------------------------------------
Balance at December 31,
   1997                           1,000  $       1            -  $       -  $  1,979,305  $ (2,148,020) $       -  $   (168,714)
   Contributed capital                -          -            -          -    18,297,479             -          -    18,297,479
   Net loss                           -          -            -          -             -    (8,780,116)         -    (8,780,116)
                           -------------------------------------------------------------------------------------------------------
Balance at December 31,
   1998                           1,000          1            -          -    20,276,784   (10,928,136)         -     9,348,649
   Contributed capital                -          -            -          -     2,600,000             -          -     2,600,000
   Reverse Merger
     transaction:  Receipt
     of Seal Holdings
     Corporation common
     shares, net of costs
     of $115,500 (Number
     of common shares
     includes 1,383,350
     shares of Class A
     Common Stock and
     25,000 shares of
     Class B Common Stock)    1,408,350    281,670            -          -     1,436,669             -    (49,460)    1,668,879
   Issuance of Seal
     Holdings Corporation
     shares in exchange
     for OH, Inc. common
     stock                   10,318,419  2,063,684    2,000,000      2,000    20,811,101             -          -    22,876,785
   Receipt of OH, Inc.
     common stock in
     exchange for Seal
     Holdings Corporation
     Common Stock                (1,000)        (1)           -          -   (22,876,784)            -          -   (22,876,785)
   Conversion of preferred
     stock into common
     stock                   20,000,000  4,000,000   (2,000,000)    (2,000)   (3,998,000)            -          -             -
   Sale of Series B
     preferred stock                  -          -        2,170  2,170,000             -             -          -     2,170,000
   Shares issued in
     exchange for
     investment banking
     services                   300,000     60,000            -          -            -              -          -        60,000
   Subscribed Class A
     common stock                     -          -            -          -        550,000            -          -       550,000
   Net loss                           -          -            -          -             -   (14,442,794)         -   (14,442,794)
                           -------------------------------------------------------------------------------------------------------
Balance at December 31,
     1999                    32,026,769 $6,405,354        2,170 $2,170,000   $18,799,770  $(25,370,930)  $(49,460) $  1,954,734
                           =======================================================================================================




 See notes to consolidated financial statements.

                   Seal Holdings Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                      Year ended December 31
                                                                                      1999              1998
                                                                                ------------------------------------
Operating activities
Net loss                                                                           $(14,442,794)   $  (8,780,116)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                           6,225                -
   Gain on disposal of discontinued operations                                       (1,170,115)               -
   Changes in operating assets and liabilities:
     Prepaid expenses and other current assets                                          (47,878)               -
     Other assets                                                                        (8,852)               -
     Accounts payable                                                                   111,222                -
     Accrued compensation and related liabilities                                       290,794                -
     Accrued professional fees                                                          162,225                -
     Other liabilities                                                                   15,000                -
                                                                                ------------------------------------
Net cash used in operating activities                                               (15,084,173)      (8,780,116)

Investing activity
Purchases of property and equipment                                                    (122,198)               -
                                                                                ------------------------------------
Net cash used in investing activity                                                    (122,198)               -

Financing activities
Proceeds from issuance of preferred stock                                             2,170,000                -
Subscribed Class A Common Stock                                                         550,000                -
                                                                                ------------------------------------
Net cash provided by financing activities                                             2,720,000                -

Discontinued operations:
   Operating activities                                                               1,059,588          490,685
   Investing activities                                                              (2,639,037)      (4,703,307)
   Financing activities                                                              14,528,622       12,992,738
                                                                                ------------------------------------
Net cash provided by discontinued operations                                         12,949,173        8,780,116

Net change in cash                                                                      462,802                -
Cash at beginning of period                                                                   -                -
                                                                                ------------------------------------
Cash at end of period                                                             $     462,802  $             -
                                                                                ====================================

Supplemental disclosure of non cash investing and financing activities
Equipment acquired through capital leases                                       $             -      $   1,111,742
                                                                                ====================================

Contribution of property, equipment and other assets by sole shareholder        $             -      $   5,198,195
                                                                                ====================================

                See notes to consolidated financial statements.

                   Seal Holdings Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements





1. The Company

Seal Holdings Corporation ("Seal" or the "Company") is a holding company focused on the acquisition of, and strategic investments in, companies providing services in health care and life sciences (with particular interest in information technology companies with Internet applications). During 1999, Seal, as further described below, went through a reverse merger followed by a disposition of the assets acquired through the reverse merger. Accordingly, the December 31, 1999 balance sheet and the statements of operations, cash flows and shareholders' equity presented herein for the year ended December 31, 1999 are those of Seal, with any balances or transactions which resulted from the reverse merger (and subsequent disposal) shown as a discontinued operation. The December 31, 1998 balance sheet and statements of operations, cash flows and shareholders' equity are those of OH, Inc. ("OHI"), the entity which, for accounting purposes, was the accounting acquirer, even though the Company elected to use the name Seal Holdings Corporation for periods subsequent to the effective date of the reverse acquisition. Earnings per share for periods prior to the reverse acquisition have been restated to reflect the number of equivalent shares received by the OHI stockholder as a result of the reverse acquisition even though OHI became a wholly-owned subsidiary of Seal.

During March 2000, the Company completed its first investment since the disposal of OHI (as described below), a 21% interest in Healthology, LLC, ("Healthology") an online media company. See Note 13, Subsequent Event.

The Company also has a 6% interest in Camber Companies LLC, a company specializing in multidisciplinary, musculoskeletal care.

Reverse Acquisition

Effective on April 2, 1999, Seal (which for periods prior to April 2, 1999 is referred to herein as the "Acquiree") and OHI, whose primary operating assets consisted of a comprehensive outpatient diagnostic and surgery center (the "Oakridge Center"), entered into an Agreement and Plan of Exchange whereby 1,000 shares of OHI Common Stock (which represented 100% of OHI's outstanding Common Stock) was exchanged for 10,318,419 shares of the Acquiree's common stock and 2,000,000 shares of the Acquiree's convertible preferred stock, which was equal to 91% of the outstanding common stock of the Acquiree on a fully diluted basis (including outstanding options to purchase Acquiree shares) on that date. Accordingly, the acquisition has been treated for financial reporting purposes as a reverse acquisition, with OHI (the "Acquirer") as the accounting acquirer. As a result of the aforementioned transaction, the number of Class A Common Shares authorized to be issued by the Acquiree was increased from 14,975,000 to 99,975,000.

                   Seal Holdings Corporation and Subsidiaries

Reverse Acquistion (continued)

The net assets received from the Acquiree in the reverse acquisition were recorded at their fair value of $1,784,374, less acquisition costs of $115,500. The Acquirer also received 1,408,325 shares of Acquiree Class A and Class B Common Stock. The results of the Acquiree's operations are included in the Company's consolidated statements of operations from the effective date of the reverse acquisition.

Discontinued Operations

On September 30, 1999, Seal sold its wholly-owned subsidiary, OH, Inc., which includes the Oakridge Center, to an investor group comprised of certain members of OHI's management (the "Oakridge Group"). The Oakridge Center constituted the only active business operation of the Company during 1999 and 1998. The Company has no ownership interest in the Oakridge Group. The Company's primary consideration was the assumption by the Oakridge Group of all of OHI's liabilities. The Oakridge Group has assumed these liabilities without any recourse to the Company and the Company has not guaranteed any portion of the liabilities assumed by the Oakridge Group. As a result, Seal recorded a gain of $1,170,115, which was equal to the equity deficiency of OHI on the date of disposition.

 The activities of OHI prior to October 1, 1999 are shown as discontinued operations in the accompanying financial statements. Revenue from discontinued operations was $6,446,000 and $3,152,000 for the years ended December 31, 1999 and 1998, respectively and is included as part of the loss from discontinued operations in the accompanying statements of operations. In addition, the net assets of OHI at December 31, 1998 are recorded in the accompanying balance sheet as the net assets of discontinued operations and consist of the following:

    Cash                                                                      $1,238,460
    Accounts receivable, net of allowance for uncollectible accounts
        of $325,000                                                              607,546
    Inventory                                                                    302,317
    Other current assets                                                         339,971
    Property and equipment, net                                               10,766,426
    Other assets                                                                 260,425
    Accounts payable                                                          (1,478,742)
    Accrued professional fees                                                  (571,997)
    Accrued compensation and related liabilities                               (497,829)
    Due to affiliates                                                          (321,281)
    Other liabilities                                                          (184,905)
    Obligations under capital leases and loans                               (1,111,742)
                                                                        ------------------
                                                                              $9,348,649
                                                                        ==================

Operating Losses and Cash Flow Deficiencies

Through December 31, 1999, the Company experienced significant operating losses and deficiencies in cash flows from its discontinued operations, and, to a lesser extent, from its continuing operations, and acquisition activities. During 1999, the Company's majority shareholder and certain affiliates funded the cash flow deficiencies. As a result of the sale of OHI, the Company's operating losses and cash requirements have been significantly reduced. Nevertheless, the Company expects to continue to incur losses and expenses as it carries out its acquisition strategy. These financial statements have been prepared assuming that the Company will continue as a going concern. Until the Company has enough operations or other revenue generating activities to be self sufficient, the Company will remain dependent upon other sources of capital. In the past, such capital has come from the Company's majority shareholder.

On September 30, 1999, Dr. M. Lee Pearce, the Company's majority shareholder, agreed to provide Seal with funding of up to $10,000,000 which will be used to fund these losses and expenses and future acquisitions as approved by the Board of Directors (the "Funding Commitment"). Through December 31, 1999, the Company had received $550,000 of the Funding Commitment and an additional $3.5 million was received by March 30, 2000 which was used primarily to fund the Healthology acquisition. In addition, Management of the Company is pursuing various business alternatives to enable the Company to continue meeting its current and projected commitments and obligations, or will attempt to further reduce the amount of such liabilities to a manageable level.


2. Summary of Significant Accounting Policies

Consolidation

The accompanying financial statements include the accounts of Seal Holdings and its subsidiaries, all of which are wholly owned, and the predecessor companies described above. All significant intercompany accounts and transactions are eliminated in consolidation.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from 3-8 years.

The carrying value of the Company's assets is reviewed by management if the facts and circumstances suggest that it may be impaired. If this review indicates that these costs will not be recoverable, as determined based on the expected undiscounted cash flows of the entity over the remaining amortization period, the carrying value of these costs is reduced by the estimated shortfall of discounted cash flows.


Income Taxes

Prior to the reverse acquisition described in Note 1, OHI, with the consent of its shareholder, had elected to be treated as an S corporation under the provisions of the Internal Revenue Code. Consequently, in lieu of corporate income taxes, the sole shareholder was taxed on the Company's taxable income. Following the reverse acquisition, the Company became a C corporation and, accordingly, has adopted the asset and liability method of accounting for income taxes as prescribed under SFAS 109 "Accounting for Income Taxes" ("SFAS 109"). No provision for income taxes has been recorded due to losses to date. The Company has recorded a valuation allowance for the deferred tax assets which have resulted from its operating losses as discussed further in Note 11.


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.


Financial Instruments

The carrying values of cash and accounts payable are reasonable estimates of their fair value due to the short-term nature of these financial instruments.


Stock Based Compensation

The Company accounts for employee stock options using the intrinsic value method as prescribed by Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company follows the disclosure provisions of Statement of Financial Accounting Standards, No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and for valuing common stock equivalents issued to non employees. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the corporation's stock at the date of the grant over the exercise price of the option.

Comprehensive Income

The Company has adopted SFAS No. 130; "Reporting Comprehensive Income", which requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. There were no items of other comprehensive income for any periods presented herein.


Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded in the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its financial statements because the Company does not currently hold any derivative instruments.

3. Property and Equipment


         Property and equipment consists of the following:

                                                       December 31,
                                                           1999
                                                    -------------------

         Leasehold improvements                           $  17,842
         Equipment and software                              49,238
         Furniture and fixtures                             123,049
                                                    -------------------
                                                            190,129
         Less accumulated depreciation                       20,931
                                                    -------------------
                                                          $169,198
                                                    ===================

Property and equipment held at December 31, 1998 was used in the discontinued operations and is included in net assets of discontinued operations in the accompanying consolidated balance sheet.

4.       Commitments and Contingencies

Legal Proceedings

The Company is involved in litigation relating to the offshore supply business conducted prior to August 14, 1996 by certain inactive subsidiaries of Seal. The cases are maritime asbestos claims against the Company's subsidiaries. On May 1, 1996, the asbestos claims were administratively dismissed subject to reinstatement on motion of plaintiff's counsel. It is expected that all of these cases will be reinstated in the future. The Company is presently unable to determine what, if any, impact these cases could have upon the Company.


Employment Contracts

The Company has entered into employment contracts with certain key executives. These contracts are generally for initial periods of up to three years and include base salary plus bonuses. Employment may be terminated by the Company or the employee under certain conditions. In addition, the contracts contain provisions for changes in control, severance and benefits, and non-compete requirements.

5. Related Party Transactions


The Company's majority shareholder, directly or indirectly, owns a number of real estate entities with which the Company has done or currently does business. At December 31, 1999, the Company was leasing administrative office space from one such real estate entity. Future minimum lease payments under this operating lease agreement are as follows:


              Year Ending December 31,
              2000                            $  55,098
              2001                               40,396
              2002                               40,396
              2003                               40,396
              2004                               40,396
                                        -------------------
              Total                            $216,682
                                        ===================

Rent expense under operating leases was $16,150 and $42,000 for the years ended December 31, 1999 and 1998, respectively.

One of the Company's directors is a principal in an investment banking firm providing services to the Company (the "Investment Banking Firm"). In connection with the Company's agreement with the Investment Banking Firm, the Company has paid fees and expenses of $465,923 and issued 300,000 shares of Class A Common Stock during the year ended December 31, 1999. In addition, the Company's majority stockholder transferred 150,000 shares of his Class A Common Stock to the Investment Banking Firm in connection with services provided in the Reverse Acquisition. The agreement with the Investment Banking Firm expires by its terms on March 31, 2000. Additional placement fees and share purchase rights may be earned by the Investment Banking Firm upon the occurrence of certain events, including certain future sales of securities by the Company and when the Company makes investments which are facilitated by or require the assistance of the Investment Banking Firm. See Note 13, Subsequent Event.

One of the Company's directors has employment and consulting agreements with the Company for a term of one year through April 1, 2000. Related salaries and consulting fees during the year ended December 31, 1999 were $70,530 and $135,000, respectively. In addition, this director had a note receivable of $120,000 with related accrued interest of $12,757. These amounts were forgiven during the first quarter of 1999.

6. Stock Based Compensation

Options may be granted to Company employees, directors and consultants under various stock option plans. All options granted under the plans through December 31, 1999 have been at prices which have been equal to or greater than the fair market value of the Company's common stock at the date of grant. At December 31, 1999, the Company had reserved 4,700,000 shares of Class A common stock for possible future issuance under its stock option plans. The options exercised during 1999 were exercised prior to the reverse acquisition described in Note 1. Option activity under the Company's plans is summarized below:

                                                            1999                                  1998
---------------------------------------------------------------------------------  ------------------------------------
                                                               Weighted Average                      Weighted Average
                                                   Shares       Exercise Price          Shares        Exercise Price
---------------------------------------------------------------------------------  ------------------------------------
Outstanding at beginning of year                   1,780,000          $1.72                865,000        $1.68
Options granted                                            -           -                   915,000         1.75
Options exercised                                    (80,000)          1.38                      -         -
                                             ------------------------------------  ------------------------------------
Outstanding at end of year                         1,700,000          $1.73              1,780,000        $1.72
                                             ====================================  ====================================

Options exercisable at year-end                    1,700,000          $1.73              1,780,000         $1.72
Shares available for future grant                  4,700,000                             1,780,000



Exercise prices for options outstanding at December 31, 1999 are $1.00 for 40,000 options and $1.75 for 1,660,000 options. The weighted average remaining contractual life of options outstanding at December 31, 1999 was 5.7 years. The weighted average fair value per share of options granted by the Company during 1998 was $1.75. The fair value of options granted in 1998 was estimated at the date of grant using the Black-Scholes valuation method with the following assumptions; risk free interest rate of 7%, no expected dividends, weighted average expected life of 8 years, and volatility of .73. No options were granted during 1999.

The Company applies APB 25 and related interpretations in accounting for stock options granted to employees. Had compensation cost been recognized consistent with SFAS 123, the Company's net loss and net loss per share attributable to common stockholders would have been reduced to the pro forma amounts indicated below (in thousands, except for per share information):

                                                                    Year ended December 31
                                                                    1999              1998
                                                              ------------------------------------

Net loss                                  As reported            $(14,442,794)     $(8,780,116)
                                          Pro-forma              $(14,442,794)     $(9,779,966)

Basic and diluted loss attributable       As reported                  $ (.65)          $ (.85)
to common stockholders per share          Pro-forma                    $ (.65)          $ (.95)

7. Loss Per Share

Options were not included in the computation of loss per share for the years ended December 31, 1999 and 1998 because their effect would have been anti-dilutive.


Numerator:                                                                 1999              1998
                                                                           ----              ----

    Net loss form continuing operations                               $(777,588)               $( - )
    Dividends (undeclared) on cumulative preferred stock                (77,653)                ( - )
                                                                   ------------          -----------
    Numerator for basic and diluted loss per share - loss
    attributable to common stockholders from continuing
    operations                                                        $(855,241)                ( - )
                                                                   ============          ===========

    Net loss from discontinued operations                          $(13,665,206)         $(8,780,116)
                                                                   ------------          -----------
    Numerator for basic and diluted loss per share - loss
    attributable to common stockholders from discontinued
    operations                                                     $(13,665,206)         $(8,780,116)
                                                                   ============          ===========

                                      F-16



Denominator:

    Denominator for basic and diluted loss per share; Weighted
    average shares                                                    22,300,143             10,318,419
                                                                      ----------             ----------

    Basic and diluted loss per share from continuing operations           $(0.04)            $ -

    Basic and diluted loss per share from discontinued operations          (0.61)             (0.85)
                                                                      ----------             ----------
    Basic and diluted loss per share                                      $(0.65)            $(0.85)
                                                                      ==========             ==========



8. Investment in Camber Companies, LLC

In October 1998, the Acquiree sold the net assets of its wholly-owned subsidiary, Primary Care Medical Centers of America, Inc. to Camber Companies, LLC ("Camber") in exchange for a 6% equity investment in Camber with a fair market value at the date of the transaction of approximately $1,845,000. The Company accounts for its 6% interest in Camber at cost.


9. Preferred Stock

The Certificate of Incorporation of the Company, as amended, authorizes the issuance of 25,000,000 shares of Preferred Stock, $.001 par value, of which 2,500 shares have been designated as Series B 10% Cumulative Preferred Stock, $.001 par value, (the "Series B Preferred Stock"). The Series B Preferred Stock is nonvoting and nonconvertible. Dividends on the Series B Preferred Stock are cumulative and accrue at a rate of 10% per annum on the preferred stock's stated value of $1,000 per share and must be paid before any dividends may be paid on any other class of common or preferred stock. No other class of common or preferred stock may be redeemed or repurchased nor may the Series B Preferred Stock be altered or modified without the approval of the holders of the Series B Preferred Stock. Effective November 15, 1999, the Company issued, 2,170 shares of the Series B Preferred Stock to the majority shareholder in exchange for $2,170,000, which had previously been contributed to the Company. At December 31, 1999, dividends of $77,653 were accumulated on the Series B Preferred Stock. Such amount will be accrued and charged to retained earnings, if any, or additional paid-in capital when declared by the Company's Board of Directors.

10.      Subscribed Class A Common Stock

Through December 31, 1999, the Company had received $550,000 of the funding Commitment. An additional $3.5 million was received by March 30, 2000 which was used primarily to fund the Healthology acquisition. In consideration for these contributions, the Company issued its majority stockholder 771,428 shares of the Company's Class A Common Stock at a price of $5.25 per share.

Additionally, as provided in the Funding Commitment, the Company's majority stockholder has agreed to contribute an additional $5,950,000 to the Company. The Company has agreed with the majority stockholder that in consideration of such additional funds, the Company will issue such stockholder additional shares of the Company's Class A Common Stock at $5.25 per share (An aggregate of 1,133,333 shares when $5,590,000 is contributed).

11.  Income Taxes

The Company accounts for income taxes under SFAS 109. Under SFAS 109, deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

                                                     Year ended December 31
                                                     1999              1998
                                               ---------------------------------

         Deferred tax assets:
         Net operating loss carryforwards           $   822,457       $ 336,837
         Tax credits                                    193,334         199,272
         Stock based compensation                        29,991          58,214
         Other                                            5,661          23,393
                                               ---------------------------------
         Deferred tax assets                          1,051,443         617,716
         Less valuation allowance                    (1,051,443)       (617,716)
                                               ---------------------------------
         Net deferred tax assets               $             -   $            -
                                               =================================

                                      F-18

A reconciliation from the U.S. Statutory federal income tax rate to the effective income tax rate (benefit) follows:

             U.S. Federal statutory rate                             34.00%
             State income taxes, net of federal benefit               3.63
             Change in valuation allowance                           (3.00)
             Operating losses of discontinued operations            (38.65)
             Gain on disposition of discontinued operations           3.05
             Other                                                     .97
                                                                   -------
                                                                      0.00%
                                                                   =======

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of the evidence, both positive and negative, management has determined that a $1,051,443 valuation allowance at December 31, 1999 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $433,727. At December 31, 1999, the Company has available net operating loss carryforwards of approximately $2.2 million, which expire in the years 2000 through 2012.


12. Class B Common Stock

The Company has 25,000 shares of Class B Common Stock outstanding. Such shares are held by an affiliate of the Company's majority shareholder and enable the holder to elect a majority of the Board of Directors of the Company, otherwise the Class B Common Stock is identical to the Company's Class A Common Stock.


13. Subsequent Event

On March 1, 2000, the Company agreed to purchase 3,211,453 shares of the Series A Convertible Voting Preferred Stock ("Preferred Shares") of Healthology, Inc., a Delaware corporation ("Healthology"), pursuant to a Series A Preferred Stock Purchase Agreement dated March 1, 2000 between the Company and Healthology and certain related agreements (collectively, the "Healthology Transaction") for cash in two installments, subject to certain closing conditions. Healthology is a privately-held, online health media company that produces and distributes original content generated by health professionals.

The total purchase price for the Preferred Shares was $3,211,453, of which $1,000,000 (for 1,000,000 Preferred Shares) was paid at the initial closing on March 1, 2000 and $2,211,453 (for 2,211,453 Preferred Shares) was paid at a second closing on March 27, 2000. After the second closing, the Company holds, on an as-converted basis, an approximate 21% interest in the outstanding common stock of Healthology, and an interest of approximately 19% on a fully diluted basis.

Effective as of March 1, 2000, Healthology's Board of Directors includes two representatives selected by the Company. The Preferred Shares are convertible at any time, at the option of the Company, into shares of Common Stock of Healthology ("Healthology Common Stock"), initially on a one for one basis, subject to adjustment under certain circumstances (the "Conversion Rate"). The Preferred Shares are automatically convertible at the Conversion Rate into Healthology Common Stock upon the consummation by Healthology of a qualified public offering of its common stock, as defined.

As compensation for services provided to the Company by the Investment Banking Firm in connection with the Healthology Transaction, 5% of the 3,211,453 shares acquired were transferred to the Investment Banking Firm. The Company retained voting control over all such shares.

The Company obtained the funds for the Purchase Price through a capital contribution from the majority stockholder pursuant to the Funding Commitment, as described in Note 10 herein.