Form 10KSB/A
period 1999-12-31
SEAL HOLDINGS CORP
filed 2000-04-20
CIK 110027

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its fiscal year ended December 31, 1999 were $0.

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

Transitional Small Business Disclosure Format:  Yes __   No   _X_

                                EXPLANATORY NOTE

The effective date of the report included in the Report of Independent Certified Public Accountants with respect to the ninth paragraph of Note 1 and Note 10 was inadvertently listed as "March 24, 2000". The correct date is March 30, 2000. The Report of Independent Certified Public Accountants was included on page F-2 to the financial statements filed pursuant to Part III, Item 13.

   ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a)(1)   Financial Statements
         Reference is made to the Index set forth on Page F-1 of this Annual Report on Form 10-KSB/A.


                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         SEAL HOLDINGS CORPORATION

                                         By: /s/ Cecilio M. Rodriguez
                                         Cecilio M. Rodriguez,
                                         Chief Financial Officer and Treasurer
Dated:   April 11, 2000

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



West Palm Beach, Florida
March 1, 2000, except for
the second paragraph of Note 13 as to which the date is March 27, 2000, and the ninth paragraph of Note 1 and Note 10 as to which the date is March 30, 2000.

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

                     Consolidated Balance Sheets (continued)

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

                   Seal Holdings Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                                                                      Year ended December 31
                                                                                      1999              1998
                                                                                ------------------------------------
Revenue                                                                         $                    $           -
                                                                                                -
                                                                                ------------------------------------
                                                                                                -                -
                                                                                ------------------------------------

Expenses:
   Salaries and benefits                                                                  359,158                -
   Professional fees                                                                      306,073                -
   General and administrative                                                             112,357                -
                                                                                ------------------------------------
Total expenses                                                                            777,588                -
                                                                                ------------------------------------

Loss from continuing operations                                                          (777,588)               -

Discontinued operations:
   Loss from discontinued operations                                                  (14,835,321)      (8,780,116)
   Gain on disposal of discontinued operations                                          1,170,115                -
                                                                                ------------------------------------
Net loss                                                                             $(14,442,794)   $  (8,780,116)
                                                                                ====================================

Loss attributable to common stockholders basic and diluted                           $(14,520,447)   $  (8,780,116)
                                                                                ====================================

Basic and diluted loss attributable to common stockholders per share:
  Loss from continuing operations                                               $          (0.04)    $         -
  Loss from discontinued operations                                                        (0.61)            (0.85)
                                                                                ------------------------------------
  Net loss                                                                      $          (0.65)    $       (0.85)
                                                                                ====================================
Weighted average shares outstanding                                                    22,300,143       10,318,419
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

             Notes to Consolidated Financial Statements (continued)



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


    Cash                                                            $ 1,238,460
    Accounts receivable, net of allowance for
        uncollectible accounts of $325,000                              607,546
    Inventory                                                           302,317
    Other current assets                                                339,971
    Property and equipment, net                                      10,766,426
    Other assets                                                        260,425
    Accounts payable                                                 (1,478,742)
    Accrued professional fees                                          (571,997)
    Accrued compensation and related liabilities                       (497,829)
    Due to affiliates                                                  (321,281)
    Other liabilities                                                  (184,905)
    Obligations under capital leases and loans                       (1,111,742)
                                                                    -----------
                                                                    $ 9,348,649
                                                                    ===========

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

3. Property and Equipment


         Property and equipment consists of the following:

                                                        December 31,
                                                           1999
                                                           ----

         Leasehold improvements                           $ 17,842
         Equipment and software                             49,238
         Furniture and fixtures                            123,049
                                                          --------

                                                           190,129
         Less accumulated depreciation                      20,931
                                                          --------
                                                          $169,198
                                                          ========

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

5. Related Party Transactions


The Company's majority shareholder, directly or indirectly, owns a number of real estate entities with which the Company has done or currently does business. At December 31, 1999, the Company was leasing administrative office space from one such real estate entity. Future minimum lease payments under this operating lease agreement are as follows:


              Year Ending December 31,
              2000                           $  55,098
              2001                              40,396
              2002                              40,396
              2003                              40,396
              2004                              40,396
                                                ------

              Total                           $216,682
                                              ========


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


                                                     Year ended December 31
                                                     1999              1998
                                               ---------------------------------

         Deferred tax assets:
         Net operating loss carryforwards           $   822,457       $ 336,837
         Tax credits                                    193,334         199,272
         Stock based compensation                        29,991          58,214
         Other                                            5,661          23,393
                                               ---------------------------------
         Deferred tax assets                          1,051,443         617,716
         Less valuation allowance                    (1,051,443)       (617,716)
                                               ---------------------------------
         Net deferred tax assets               $             -   $            -
                                               =================================

A reconciliation from the U.S. Statutory federal income tax rate to the effective income tax rate (benefit) follows:

             U.S. Federal statutory rate                            34.00%
             State income taxes, net of federal benefit              3.63
             Change in valuation allowance                          (3.00)
             Operating losses of discontinued operations           (38.65)
             Gain on disposition of discontinued operations          3.05
             Other                                                    .97
                                                                      ---

                                                                     0.00%
                                                                     =====

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