Form 10KSB/A
period 1999-12-31
SEAL HOLDINGS CORP
filed 2000-05-01
CIK 110027

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-KSB/A - 2

                                   (Mark One)

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                1934 for the fiscal year ended December 31, 1999

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
    For the transition period from ___________________ to __________________

                         Commission file number: 0-5667
                            SEAL HOLDINGS CORPORATION
                 (Name of small business issuer in its charter)

                  DELAWARE                       65-0769296
       (State or other jurisdiction of        (I.R.S. Employer
         incorporation or organization)       Identification No.)
             5601 N. DIXIE HIGHWAY
                   SUITE 411
          FORT LAUDERDALE, FLORIDA                  33334
    (Address of principal executive offices)      (Zip Code)

Issuer's telephone number:                                      (954) 771-1772
Securities registered under Section 12(b) of the Exchange Act:  None
Securities registered under Section 12(g) of the Exchange Act:  Class A Common Stock, par value $.20

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---  ---

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

The aggregate market value of the common equity held by non-affiliates as of April 17, 2000 was approximately $2.9 million based on the $2.25 closing bid price for the common stock quoted on the OTC Bulletin Board on such date. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

The number of shares of Class A Common Stock of the issuer outstanding as of April 17, 2000 was 32,838,347. The number of shares of Class B Common Stock of the issuer outstanding as of February 29, 2000 was 25,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format:  Yes    No  X
                                                    ---   ---

                                EXPLANATORY NOTE


This amendment is being filed in order to provide the information required in
Part III of the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of all directors and executive officers and all persons nominated or chosen to become such and positions held with respect to each executive officer of the Company as of April 17, 2000.

             Name                Age                     Position               Since
----------------------------------------------------------------------------------------------
M. Lee Pearce, MD                69               Chairman of the Board,   April 5, 1999
                                                     Class B Director      April 5, 1999
----------------------------------------------------------------------------------------------
Robert G. Tancredi, MD           62              Chief Executive Officer,  April 15, 1999
                                                     Class B Director      April 2, 1999
----------------------------------------------------------------------------------------------
Thomas M. Ferguson               60                  Class A Director      April 2, 1999 (1)
----------------------------------------------------------------------------------------------
John J. Rydzewski                47                  Class A Director      April 2, 1999
----------------------------------------------------------------------------------------------
Cecilio M. Rodriguez             40                     Treasurer,         April 2, 1999
                                                         Secretary         April 2, 1999
----------------------------------------------------------------------------------------------

(1) Mr. Ferguson served as a Class B Director from February 1997 to April 2,
    1999.

M. Lee Pearce, M.D. has served as a Class B Director and Chairman of the Board of Directors and a principal stockholder of the Company since April 1999. Dr. Pearce has over 40 years of experience in the health care industry. For the majority of his health care career, he has been the Chairman and Chief Executive Officer of health care services companies which he founded. From February 1993 to January 1997, Dr. Pearce served as a director of OrNda Health Corporation ("OrNda") (NYSE:ORN), the then third largest investor-owned hospital management system in the United States which operated 48 acute care medical-surgical hospitals, ambulatory surgical centers, numerous outpatient and specialty clinics. From 1989 to February 1997, he served as a director of IVAX Corporation (AMEX:IVX), a manufacturer of pharmaceuticals, personal care products and diagnostic devices. In 1991, entities in which Dr. Pearce was a substantial owner included Golden Glades Regional Medical Center in Miami, Florida which was later restructured and sold. From 1987 through 1989, Dr. Pearce was at first a significant shareholder (1987) and then a director (1988) of American Medical International, Inc. (NYSE: AMI). Between 1969 and 1985, he was the Chairman and

Chief Executive Officer of American Hospital Management Corp., the operating management company of American Hospital of Miami and North Ridge Medical Center (two hospitals which he founded, developed and which were sold to AMI in 1985). Dr. Pearce is a member of the Board of Fellows of the Harvard Medical School and serves as a pro-bono consultant to the Mayo Foundation and the Mayo Medical Ventures. He also serves on the Board of Trustees of the University of Miami where he is also a member of the George E. Merrick Society. In addition to Dr. Pearce's medical degrees, he also received a J.D. degree from the University of Miami and is a member of the Florida Bar and the American Bar Association.

Robert G. Tancredi, M.D. has served as a Class B Director and Chief Executive Officer of the Company since April 1999. Dr. Tancredi has also served as the Chief Executive Officer and as a Manager of OH, Inc., a wholly owned subsidiary of the Company since April 1999. From 1985 to 1992, Dr. Tancredi was a member of the Board of Governors of the Mayo Clinic, Rochester, Minnesota. From 1985 to 1996, Dr. Tancredi was a member of the Board of Trustees of the Mayo Foundation. From 1987 to 1992, Dr. Tancredi was a member of the Board of Trustees of the American College of Cardiology. From December 1991 until his retirement as of December 31, 1996, Dr. Tancredi was Chairman of the Board of Governors of the Mayo Clinic, Scottsdale, Arizona. From October 1997 until April 2, 1999, Dr. Tancredi provided consulting services to certain affiliates of the Company and of Dr. Pearce. Dr. Tancredi has also been a Director of Healthology, Inc. since March 2000.

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

John J. Rydzewski has served as a Class A Director of the Company since April 1999. Since 1993, Mr. Rydzewski has been an investment banker specializing in health care finance and has been a principal of Benedetto, Gartland & Company, Inc., an investment banking firm. Mr. Rydzewski was previously a Vice President in the Health Care Finance Group of Kidder, Peabody & Co. and a manager at Price Waterhouse & Co. Mr. Rydzewski previously served as Chairman of the Board of ARV Assisted Living, Inc. and as a director of United Medical and Maxim Healthcare Corporations. Mr. Rydzewski received a Master of Business Administration Degree and a Bachelor of Science Degree from the Wharton School of the University of Pennsylvania. Mr. Rydzewski has also been a Director of Healthology, Inc. since March 2000.

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

All Class A Directors are elected by holders of the Class A Common Stock and all Class B Directors are elected by holders of the Class B Common Stock at the annual meeting of the stockholders of the Company and hold office following election or until their successors are elected and qualified. The Company's bylaws permit the Board of Directors to fill any vacancy and such Director may serve until the next annual meeting. The officers of the Company are appointed by and serve at the discretion of the Company's Board of Directors.

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

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and person who own more than ten percent of the outstanding Common Stock, to file with the Securities and Exchange Commission initial reports of ownership on Form 3 and reports of changes in ownership of Common Stock on Form 4 or 5. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

Based solely on its review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the year ended December 31, 1999.


ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain summary information for the years indicated concerning the compensation awarded to, earned by, or paid to (i) those persons serving as the Company's Chief Executive Officer during the 1999 fiscal year, (ii) the other four most highly compensated Executive Officers of the Company who were serving as such at December 31, 1999, and (iii) up to two additional individuals who had served as an Executive Officer of the Company during the 1999 fiscal year but who were not Executive Officers at December 31, 1999, except that persons referred to in clauses (ii) and (iii) above generally are not included in the table if they received total annual salary and bonus of $100,000 or less for 1999. The persons named in this table are collectively referred to as the "Named Executive Officers."

Summary Compensation Table

                                                                                                                Long-Term
                                                                 Annual Compensation                          Compensation
                                                 -----------------------------------------------------    ----------------------
              Name and                   Year      Salary($)       Bonus($)         Other Annual
         Principal Position                                                      Compensation ($)(3)      Securities Underlying
                                                                                                            Options/SARs (#)
Robert G. Tancredi, MD  (1)  (4)        1999           $228,846         $  -0-                $77,000                       -0-
President and                           1998                  0            -0-                    -0-                       -0-
Chief Executive Officer                 1997                  0            -0-                    -0-                       -0-
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                                Long-Term
                                                                 Annual Compensation                          Compensation
                                                 -----------------------------------------------------    ----------------------
              Name and                   Year      Salary($)       Bonus($)         Other Annual
         Principal Position                                                      Compensation ($)(3)      Securities Underlying
                                                                                                            Options/SARs (#)

Thomas M. Ferguson (2)                   1999           $70,530         $  -0-               $142,000                       -0-
Former Chief Executive Officer           1998            26,529            -0-                  3,171                   445,000
                                         1997            64,000            -0-                  3,171                   355,000

                                                                                                                Long-Term
                                                                 Annual Compensation                          Compensation
                                                 -----------------------------------------------------    ----------------------
              Name and                   Year      Salary($)       Bonus($)         Other Annual
         Principal Position                                                      Compensation ($)(3)      Securities Underlying
                                                                                                            Options/SARs (#)

Cecilio M. Rodriguez                     1999          $112,500         $  -0-                 $  -0-                       -0-
Chief Financial Officer                  1998                 0            -0-                    -0-                       -0-
                                         1997                 0            -0-                    -0-                       -0-
--------------------------------------------------------------------------------------------------------------------------------

(1) Dr. Tancredi was appointed President and CEO of the Company on April 15, 1999.

(2) Mr. Ferguson was appointed President and CEO of the Company on August 14, 1996 and resigned as President and CEO effective April 2, 1999. From April 2, 1999 to April 1, 2000, Mr. Ferguson served as Director of Public Affairs for the Company. Mr. Ferguson continues to serve as a Class A Director.

(3) Except for stock options issued pursuant to the Company's 1996, 1997, 1998 and 1999 Stock Option Plans, the Company has not provided any long-term compensation plan, stock appreciation rights, defined benefit or actuarial plan. Except pursuant to the employment agreement with Dr. Tancredi described below, the Company does not have any employment contract or termination of employment or change in control agreements with its Named Executive Officers.

(4) Dr. Tancredi is a member of PearTan LLC of which he and Dr. Pearce are the sole members. PearTan owns 2,000,000 shares of the Company's Class A Common Stock. Pursuant to the applicable governing documents of PearTan, upon any liquidation of PearTan (including the sale of the foregoing 2,000,000 shares) and after return of the members respective capital contributions, Dr. Tancredi is entitled to receive from the proceeds of liquidation an amount which effectively gives him certain economic rights to 300,000 shares plus up to an additional 800,000 shares, subject to vesting. Subject to the satisfaction of certain vesting criteria, Dr. Tancredi's rights in the foregoing 800,000 shares vest at the rate of 200,000 per year on each April. As of December 31, 1999, a total of 200,000 of such shares had vested.

The Company's Stock Option Plans

Currently, the Company has four stock options plans: (i) 1999 Seal Holdings Corporation Long Term Incentive Plan ("1999 Plan"), (ii) Seal Holdings Corporation 1998 Incentive Option Plan ("1998 Plan"), (iii) Seal Fleet, Inc. Incentive Option Plan ("1997 Plan"), and (iv) Seal Fleet, Inc. Long Term Incentive Plan ("1996 Plan"). All options under the 1998 Plan, the 1997 Plan and the 1996 Plan have been granted.

There were no stock option exercises by the Named Executive Officers during 1999. The following table contains information about unexercised stock options held at the end of 1999 by Named Executive Officers.

Year-End 1999 Option Values

                                       Number of Securities            Value of Unexercised
                                            Underlying                 In-the-Money Options
                                       Options at FY End(#)                at FY-End ($)
                                       --------------------                -------------
         Name                             (Exercisable)                    (Exercisable)

Thomas M. Ferguson                           800,000                         $399,650

Employment Contracts

The Company has an employment agreement with Robert G. Tancredi, MD, the Company's Chief Executive Officer and President. Pursuant to the agreement, Dr. Tancredi is paid at a rate of $300,000 per year. Dr. Tancredi is also entitled to guaranteed minimum bonuses as follows: (i) $270,000 on April 15, 2000, (ii) $180,000 on April 15, 2001 and (iii) $90,000 on April 15, 2002. With respect to each calendar year from and after January 1, 2001, the Board may award Dr. Tancredi an additional bonus, as determined in the discretion of the Board, based upon the Company achieving certain operational and financial requirements. Dr. Tancredi is also eligible to receive stock option awards as part of the Company's annual review of executive salaries and performance and to participate in any other stock option plan instituted by the Company. Dr. Tancredi is subject to certain restrictive covenants during the term of his employment with the Company and for a period of one year thereafter unless Dr. Tancredi's employment terminates for certain specified reasons, including following a Change of Control (as defined in the Tancredi Employment Agreement).

Effective April 2, 1999, the Company entered into a one year employment agreement ("Employment Agreement") with Mr. Ferguson, to serve as Director of Public Relations. In connection with the performance of his services under the Employment Agreement, Mr. Ferguson received $97,500 during the term of the Employment Agreement. The Employment Agreement ended by its terms on April 1, 2000.

Meetings and Committees of the Board of Directors

The Company's Board of Directors held four meetings during the year ended December 31, 1999. At December 31, 1999, the Company had a Compensation Committee consisting of Thomas M. Ferguson and John J. Rydzewski. During 1999, the Compensation Committee did not meet. The Compensation Committee reviews existing and proposed compensation plans, programs and arrangements both for officers of the Company and for certain non-officer employees. The Committee also grants stock options and awards restricted stock to key employees, including officers and members of the Board, in accordance with the terms of the Company's stock option plans. The full Board of Directors, and not the Committee, is authorized to grant or award compensation, options or restricted stock to any officer or employee who is also a Director and a member of the Compensation Committee.

The Company's Audit Committee consists of Thomas M. Ferguson and John J. Rydzewski, each of whom are outside Directors, as members of both Company's Compensation Committee and Audit Committee. The Audit Committee will review the scope of the accountants' engagement, including the remuneration to be paid, and will review the independence of the accountants. The Audit Committee, with the assistance of the Company's Treasurer and Chief Financial Officer and other appropriate personnel, will review the Company's annual financial statements and the independent auditor's report, including significant reporting and operational issues; corporate policies and procedures as they relate to accounting and financial reporting and financial controls; litigation in which the Company is a party; and use by the Company's Executive Officers of expense accounts and other non-monetary perquisites, if any. The Audit Committee may direct the Company's legal counsel, independent auditors and internal audit staff to inquire into and report to it on any matter having to do with the Company's accounting or financial procedures or reporting.

No Director attended fewer than 75% of the meetings of the Board of Directors or of any committee on which such Director served during the year ended December 31, 1999.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows, as of April 17, 2000, the Common Stock owned beneficially by (i) each Director of the Company, (ii) each Executive Officer,
(iii) all Directors and Executive Officers as a group, and (iv) each person known by the Company to be the "beneficial owner" of more than five percent (5%) of such Common Stock. "Beneficial ownership" is a technical term broadly defined by the Securities and Exchange Commission to mean more than ownership in the usual sense. For example, you "beneficially" own Common Stock not only if you hold it directly, but also if you indirectly (through a relationship, a position as a Director or trustee, or a contract or understanding), have (or share the power to vote the stock, or sell it) the right to acquire it within 60 days. Except as disclosed in the footnotes below, each person has sole voting and investment power over his or her shares. As of April 17, 2000, there were 32,838,347 shares of Class A Common Stock issued and outstanding and 1,530 holders of record, and 25,000 shares of Class B Common Stock issued and outstanding and one holder of record. In addition, there are 2,170 shares of Series B Preferred Stock issued and outstanding and one holder of record.

                                                          Shares          Percentage
                                                       Beneficially      Beneficially
         Name (1)                Current Title             Owned             Owned              Title of Class
M. Lee Pearce, M.D.         Class B Director,           32,073,180 (2)        94.41%        Class A Common Stock
                            Chairman of the Board           25,000 (3)       100.00%        Class B Common Stock
                            of Directors                     2,170 (8)       100.00%        Series B Preferred Stock

Robert G. Tancredi,         Class B Director,                2,150,000         6.52%        Class A Common Stock
M.D. (4)                    Chief Executive Officer

Thomas M. Ferguson (5)      Class A Director                 1,072,675         3.19%        Class A Common Stock

John J. Rydzewski (6)       Class A Director                   328,279         1.00%        Class A Common Stock

Cecilio M. Rodriguez (7)    Treasurer and Secretary            125,000         0.38%        Class A Common Stock

All Directors and                                           33,749,334        96.30%        Class A Common Stock
Executive Officers as a                                         25,000       100.00%        Class B Common Stock
Group (6 Persons)                                                2.170       100.00%        Series B Preferred Stock

-------------
*Less than 1%.

(1) The address for each of the persons and entities listed above is 5601 N. Dixie Highway, Suite 411, Fort Lauderdale, Florida 33334.

(2) The shares beneficially owned by Dr. Pearce (i) include 28,239,847 shares of Class A Common Stock, which are owned by the M. Lee Pearce 1998 Irrevocable Trust of which Dr. Pearce is the 100% beneficial owner, (ii) include 2,000,000 shares of Class A Common Stock which are owned by PearTan, LLC of which Dr. Pearce is a member (Dr. Pearce and Dr. Tancredi share voting power on all of the shares owned by PearTan; provided, however, that if they are unable to agree on any such vote, then Dr. Tancredi has the right to direct the vote of 700,000 of such shares and Dr. Pearce has the right to direct the vote of the balance of 1,300,000 of such shares), (iii) include 700,000 shares of Class A Common Stock which are owned by Broward Trading Corporation of which Dr. Pearce is the sole shareholder, and (iv) include warrants to purchase 1,133,333 shares of Class A Common Stock. The calculation of Dr. Pearce's beneficial ownership percentage does not take into account the exercise of options held by third parties, including options held by other officers and directors.

(3) The shares are owned by Lauderdale Holdings, Inc., a Florida corporation of which Dr. Pearce is the sole shareholder.

(4) Includes (i) vested options to purchase up to 150,000 shares of Class A Common Stock, out of a total option grant of 450,000 shares, and (ii) 2,000,000 shares held by PearTan, LLC, of which Dr. Tancredi is a member. Dr. Pearce and Dr. Tancredi share voting power on all of the shares owned by PearTan; provided, however that, if they are unable to agree on any such vote, then Dr. Tancredi has the right to direct the vote of 700,000 of such shares and Dr. Pearce has the right to direct the vote of the balance of 1,300,000 of such shares. The calculation of Dr. Tancredi's beneficial ownership percentage does not take into account the exercise of options and warrants held by third parties, including options and warrants held by other officers and directors.

(5) Includes (i) options to purchase up to 800,000 shares of Class A Common Stock, all of which are fully vested and exercisable, and (ii) 157,675 shares held by First Magnum Corporation and (iii) 115,000 shares held by Mr. Ferguson. As sole stockholder of First Magnum Corporation, Mr. Ferguson has voting and investment power over First Magnum Corporation's shares of Common Stock of the Company. The calculation of Mr. Ferguson's beneficial ownership percentage takes into account his exercise of outstanding options. Such calculation does not take into account the exercise of options and warrants held by third parties, including options and warrants held by other officers and directors.

(6) The calculation of Mr. Rydzewski's beneficial ownership percentage does not take into account the exercise of outstanding options and warrants held by third parties, including options and warrants held by other officers or directors.

(7) Includes vested options to purchase up to 125,000 shares of Class A Common Stock, out of a total option grant of 450,000. The calculation of Mr. Rodriguez's beneficial ownership percentage does not take into account the exercise of options and warrants held by third parties, including options and warrants held by other officers or directors.

(8) These shares are held by the M. Lee Pearce 1998 Irrevocable Trust of which Dr. Pearce is the 100% beneficial owner.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following describes certain transactions or relationships between the Company and its officers, directors and certain related parties in which any of them had or is to have a direct or indirect material interest. Except as otherwise specifically set forth herein, for purposes of this section, the term "Company" also includes each of the Company's subsidiaries.

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

ASSOCIATION OF DIRECTORS AND OFFICERS

All of the Company's directors and officers who performed such functions prior to the closing of the transactions contemplated by the Agreement and Plan of Exchange dated December 21, 1998 between Seal Holdings Corporation and OHI were associated with other firms or occupations involving other business activities. Because of these affiliations and because these individuals devoted only part time to the affairs of the Company, there were potential inherent conflicts of interest in their acting as directors and officers of the Company and of other entities. All of the Company's directors and officers who served as directors or controlling stockholders of other entities were engaged in a variety of businesses which may have had various transactions with the Company. Please refer to the Company's Form 8-K dated April 2, 1999. As more fully described in such Form 8-K, effective April 2, 1999 Seal Holdings Corporation acquired all of the outstanding shares of OH, Inc., a Florida corporation ("OHI") in exchange for approximately 91% of the outstanding Company shares, on a fully diluted basis (the "Reverse Merger").

OAKRIDGE TRANSACTION

On September 30, 1999, the Company completed a transaction the ("Oakridge Transaction") pursuant to which its then wholly-owned subsidiary, OHI (which, through its subsidiaries, owned, operated and managed a comprehensive outpatient medical, diagnostic and surgical facility and physician practice business located in Fort Lauderdale, Florida), became a wholly-owned subsidiary of Oakridge Outpatient Center, Inc., ("Oakridge"). All of the outstanding capital stock of Oakridge was held by Gary Matzner, Rudy Noriega and Doyle Campbell, M.D. Immediately prior to the Oakridge Transaction, Mr. Matzner was OHI's general counsel, Mr. Noriega was OHI's president and Dr. Campbell was a physician employee of a subsidiary of OHI. The terms of the Oakridge Transaction were the result of arms-length negotiations between the parties. OHI's business constituted the only active business operations of the Company at that time. The Company has no ownership interest in Oakridge.

The Company's strategy for OHI's business was based upon its belief that sophisticated outpatient medical, diagnostic and surgical facilities would become the preferred delivery model for a significant portion of healthcare. During 1998 and 1999, the Company developed and operated the Oakridge Comprehensive Outpatient Center (the "Oakridge Center") as its first outpatient facility.

The Oakridge Center served the Fort Lauderdale and northern Broward County communities and was intended to be the prototype for other outpatient centers. In the operation of the Oakridge Center, the Company incurred start-up losses significantly greater than anticipated due to a variety of factors, including third party actions adverse to OHI which the Company believes adversely impacted the use of the Center by physicians and patients. Despite the Company's continued belief that sophisticated outpatient centers are a preferred delivery model for healthcare, the start-up losses of the Oakridge Center indicated greater risk than the Company was prepared to undertake. Accordingly, after presentation to the Company of an offer whereby an investor group comprised of certain members of OHI's management would form a new corporation, Oakridge, and invest working capital in OHI's outpatient business (in addition to receiving certain supplemental loans directly from an affiliate of Dr. Pearce), OHI was merged into a subsidiary of Oakridge for a nominal payment and assumption by the surviving company of all liabilities of OHI and its subsidiaries. In addition, in the merger, the Company assigned to Oakridge its claims against third parties that had taken actions adverse to the Company and received the right to certain contingent payments from the proceeds of any legal actions against such third parties. The Company understands that the potential claim against such third parties are being investigated and a possible legal action is being evaluated. There can be no assurance that, if a legal action is instituted, it will be successful, or even if successful, will result in any payment to the Company.

The foregoing description of the Oakridge Transaction is qualified in its entirety by reference to the Merger Agreement filed as an exhibit to the Company's For 8-K dated September 30, 1999. For further information relating to the Oakridge Transaction, including limitations on the Company's ability to participate in any potential litigation recovery, please refer to the Company's Form 8-K dated September 30, 1999.

THOMAS M. FERGUSON

Effective April 2, 1999, the Company entered into a one year consulting agreement ("FSC Agreement") with First Stanford Corporation ("First Stanford"), whose sole stockholder, officer and director is Thomas M. Ferguson, a Class A Director of the Company (as of April 2, 1999) and the former Chief Executive Officer, President and Class B Director of the Company (to April 2, 1999). Under the terms of the FSC Agreement, First Stanford provided advisory services with respect to strategic and financial planning, marketing programs, corporate organization and structure and other general corporate matters. In connection with the performance of its services, First Stanford received $15,000 per month (for a total of $180,000 during the one year term of the FSC Agreement). The terms and conditions of the FSC Agreement were with the benefit of arm's length negotiations. The FSC Agreement ended by its terms on April 1, 2000.

On March 25, 1997, Mr. Ferguson purchased from the Company 120,000 shares of the Company's Class A common stock for $120,000. As consideration for the purchase, Mr. Ferguson issued a promissory note to the Company for $120,000 secured by a pledge agreement granting the Company a security interest in the shares. The note was due upon the earlier of March 21, 1999, the termination of Mr. Ferguson's employment with the Company, the date of sale or other disposition of the shares by Mr. Ferguson, or any breach of his obligations under the pledge agreement..

In a meeting of the Board of Directors dated December 1, 1998, it was resolved that, subject to a successful closing of the Reverse Merger with OHI, that Mr. Ferguson receive a special bonus equal to the value of the loan granted to him on March 25, 1997, and any accrued interest receivable. Accordingly, on April 2, 1999, in connection with the closing of the Reverse Merger, the Company forgave the note receivable of $120,000 and related accrued interest of $12,757.

M. LEE PEARCE, M.D.

M. Lee Pearce M.D., the Company's Chairman of the Board and its majority stockholder, directly or indirectly, owns a number of entities with which the Company, and its wholly-owned subsidiaries, does or has done business. The majority of these affiliated transactions related to the operations of OHI, which as of September 30, 1999 are no longer owned by the Company. In particular, Dr. Pearce (i) is the beneficial owner of North Ridge Va., Ltd. ("VAL"), the entity which owns the building where the Oakridge Center is located and was operated and leased by subsidiaries of OHI, (ii) is the beneficial owner of a substantial majority of North Ridge Medical Plaza, Ltd. ("NRMP"), which owns the building where the Company leases a suite for its corporate office and where subsidiaries of OHI leased office suites for physician, executive offices, and for a cardiac catheterization laboratory ("Cath Lab"), and (iii) is the beneficial owner of Oakridge Medical Group Realty, Inc. ("Realty"), a Florida corporation that is controlled by an affiliate of the Dr. Pearce, which owns two buildings that housed the offices of certain physician employees of a subsidiary of OHI.

Following the Oakridge Transaction, the Company now leases 2,060 square feet of office space in the NRMP pursuant to a lease expiring in 2004. The lease has an annual rental rate of approximately $38,000, adjusted annually for inflation. Prior to the Oakridge Transaction, affiliates of Dr. Pearce had agreements with subsidiaries of OHI as set forth below.

Lease Agreements between OHI Subsidiaries and Certain Affiliates of Dr. Pearce

At the time of the Oakridge Transaction, OHI was in the process of entering into a definitive lease agreement with VAL, for the lease of the Oakridge Center. Such lease was anticipated to be a triple-net lease, however, the specific terms of the lease were in the process of being negotiated. It was anticipated that the annual rental under such lease would be based on fair market rates and that the balance of the material terms would be no less favorable than could be obtained by the Company from unaffiliated parties in an arm's length transaction.

OHI also expected to enter into a written lease agreement with NRMP for the Cath Lab to consist of approximately 5,700 square feet. The agreement had not been fully negotiated or executed at the time of the Oakridge Transaction. The annual rental under such lease was anticipated to be based on fair market rates and the balance of the material terms was anticipated to be no less favorable than could be obtained by OHI from unaffiliated parties in an arm's length transaction.

Lease of Administrative and Physician Offices

Through one or more of its subsidiaries, OHI leased four suites from NRMP. These suites were used for administrative and physician offices. The office suites each leased for approximately $18 per square foot on a month-to-month basis, which is consistent with the amount paid by and terms of arrangements between NRMP and non-affiliated tenants. As of the date of the Oakridge Transaction, OHI had not entered into definitive written agreements with NRMP. It was anticipated that the annual rental under such leases would be based on fair market rates and that the balance of the material terms would be no less favorable than could be obtained by the Company from unaffiliated parties in an arm's length transaction.

Through its subsidiaries, OHI also leased approximately 16,000 square feet at $18 per square foot, on a month to month basis from Realty. These rates were established by an independent appraisal firm. As of the date of the OHI Transaction, OHI had not entered into a definitive written agreement with Realty.

Credit Support of Certain Company Obligations

OHI and its subsidiaries had entered into lease and loan agreements relating to computer hardware and software, office equipment and medical equipment. The total amount of such lease and loan obligations was approximately $9.0 million. In connection with these lease and loan obligations, Dr. Pearce provided credit support for the issuance of letters of credit in favor of the lessors and creditors. The amounts of the letters of credit totaled approximately $1.8 million.

Guarantees of Other Contractual Obligations

Certain affiliates of Dr. Pearce provided limited guarantees of certain contractual obligations of subsidiaries of OHI, including, among other items, agreements with certain employees entered into before any significant capitalization of OHI.

JOHN J. RYDZEWSKI

Mr. Rydzewski is a principal in Benedetto Gartland and Company, Inc., an investment-banking firm providing services to the Company ("BGC"). In connection with the Company's agreement with the BGC, the Company paid fees and expenses of $465,923 and $179,939 and issued 300,000 and 150,000 shares of Class A Common Stock during the year ended December 31, 1999 and the three-month period ended March 31, 2000, respectively. In addition, the Company's majority stockholder, Dr. Pearce, transferred 150,000 shares of his Class A Common Stock to BGC in connection with services provided in the Reverse Merger. The agreement with BGC expired by its terms on March 31, 2000. Additional placement fees and share purchase rights may be earned by BGC upon the occurrence of certain events, including certain future sales of securities by the Company and when the Company makes investments which are facilitated by or require the assistance of BGC.

In addition to the fees described above, as compensation for services provided to the Company by BGC in connection with the Company's investment in Healthology, Inc., 5% of the 3,211,453 shares acquired by the Company at a cost of $1.00 per share were transferred to BGC. The Company retained voting control over all such shares.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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



                               SEAL HOLDINGS CORPORATION

                               By: /s/ Cecilio M. Rodriguez
                                   -------------------------
                               Cecilio M. Rodriguez, Chief Financial Officer and Treasurer
Dated:   May 1, 2000