Form 10QSB
period 2000-03-31
SEAL HOLDINGS CORP
filed 2000-05-12
CIK 110027

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                            -------------------------


                                   FORM 10-QSB

[x] Quarterly Report Under to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2000

[] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                            -------------------------


                          Commission file number 0-5667

                            SEAL HOLDINGS CORPORATION
        (Exact name of small business issuer as specified in its charter)


               Delaware                             65-0769296
        (State of Incorporation)               (IRS Employer ID No.)

           5601 N. Dixie Highway, Suite 411, Fort Lauderdale, FL 33334
                    (Address of principal executive offices)

                                 (954) 771-1772
                         (Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

        Class A Common Stock, par value $0.20 per share, 32,838,347 shares outstanding as of April 30, 2000

          Class B Common Stock, par value $0.20 per share, 25,000 shares outstanding as of April 30, 2000

    Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                   SEAL HOLDINGS CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB

                                      INDEX


                                                                                                          Page Number

                                                                                                          -----------


PART I.           FINANCIAL INFORMATION...........................................................................3

Item 1.           Financial Statements............................................................................3

                  Consolidated Balance Sheets - March 31, 2000 (unaudited) and December 31, 1999..................3

                  Consolidated  Statements  of Operations - Three Months Ended March 31, 2000 and 1999
                     (unaudited)..................................................................................5

                  Consolidated  Statements  of Cash Flows - Three Months Ended March 31, 2000 and 1999
                     (unaudited)..................................................................................6

                  Notes to Consolidated Financial Statements......................................................7

Item 2.           Management's Discussion and Analysis or Plan of Operation......................................14


PART II.          OTHER INFORMATION..............................................................................20

Item 2.           Changes in Securities..........................................................................20

Item 6.           Exhibits and Reports on Form 8-K...............................................................21


SIGNATURE........................................................................................................22

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements


                   Seal Holdings Corporation and Subsidiaries

 Consolidated Balance Sheets - March 31, 2000 (unaudited) and December 31, 1999


                                                                                            March 31,            December 31,
                                                                                              2000                   1999
                                                                                              ----                   ----
ASSETS                                                                                     (Unaudited)
Current assets

      Cash                                                                                $   23,594               $  462,802
      Prepaid expenses and other current assets                                              106,691                   47,878
                                                                                          ----------               ----------

Total current assets                                                                         130,285                  510,680

Property and equipment, net                                                                  160,817                  169,198
Investment in Camber Companies, LLC                                                        1,845,245                1,845,245
Investment in Healthology, Inc.                                                            3,516,870                     --
Other assets                                                                                   3,716                    8,852
                                                                                          ----------               ----------

Total assets                                                                              $5,656,933               $2,533,975
                                                                                          ==========               ==========

See notes to consolidated financial statements

                   Seal Holdings Corporation and Subsidiaries

                           Consolidated Balance Sheets
                                   (continued)


                                                                                                   March 31,           December 31,
                                                                                                     2000                 1999
                                                                                                      ----                 ----
                                                                                                  (Unaudited)
Liabilities and shareholders' equity:
Current liabilities:
   Accounts payable                                                                              $     77,535          $    111,222
   Accrued professional fees                                                                          334,233               162,225
   Accrued compensation and related liabilities                                                       372,210               290,794
   Note payable                                                                                        48,436                  --
   Other liabilities                                                                                   52,602                15,000
                                                                                                 ------------          ------------
Total current liabilities                                                                             885,016               579,241

Commitments and contingencies

Shareholders' equity:
  Subscribed Class A common stock                                                                   4,050,000               550,000
  Preferred stock,  $0.001 par value per share.  Authorized 25,000,000 shares.  Issued and outstanding 2,170 shares at March 31, 2000 and
  December 31, 1999.                                                                                2,170,000             2,170,000
Class A common stock, $0.20 par value per share.  Authorized
  99,975,000 shares. Issued 32.151.769 amd 32.001,769 shares, and outstanding 32,066,919 and 31,916,919 shares, at March 31, 2000
  and December 31, 1999, respectively.                                                              6,430,354             6,400,354
Class B common stock,  $0.20 par value per share.  Authorized, issued and outstanding 25,000 shares at March 31, 2000 and December 31,
  1999.                                                                                                 5,000                 5,000
Additional paid-in capital                                                                         18,249,770            18,249,770
Accumulated deficit                                                                               (26,083,747)          (25,370,930)
Treasury stock, at cost, 84,850 shares at March 31, 2000 and
  December 31, 1999                                                                                   (49,460)              (49,460)
                                                                                                 ------------          ------------
Total shareholders' equity                                                                          4,771,917             1,954,734
                                                                                                 ------------          ------------

Total liabilities and shareholders' equity                                                       $  5,656,933          $  2,533,975
                                                                                                 ============          ============

                   Seal Holdings Corporation and Subsidiaries

                      Consolidated Statements of Operations
             Three Months Ended March 31, 2000 and 1999 (unaudited)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                -------------------------------------
                                                                                        2000               1999
Revenue
   Interest Income                                                                   $      1,194    $         -
                                                                                -------------------------------------
                                                                                            1,194              -
                                                                                -------------------------------------

Expenses:
   Salaries and benefits                                                                  349,494              -
   Professional fees                                                                      264,458              -
   General and administrative                                                             100,059              -
                                                                                -------------------------------------
Total expenses                                                                            714,011              -
                                                                                -------------------------------------

Loss from continuing operations                                                         (712,817)              -
Loss from discontinued operations                                                             -         (4,338,140)

                                                                                -------------------------------------
Net loss                                                                             $  (712,817)    $  (4,338,140)
                                                                                =====================================


Net loss attributable to common stockholders                                         $  (767,067)    $  (4,338,140)
                                                                                =====================================

Basic and diluted loss per share:

  Loss from continuing operations                                                    $   (0.02)      $          -
  Loss from discontinued operations                                                           -             (3.44)
                                                                                -------------------------------------
  Net loss                                                                           $   (0.02)      $      (3.44)
                                                                                =====================================

Basic and diluted shares outstanding                                                 $ 32,066,919        1,260,808
                                                                                =====================================

                   Seal Holdings Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows
             Three Months Ended March 31, 2000 and 1999 (unaudited)


                                                                                      Three Months
                                                                                    Ended March 31,
                                                                         ---------------------------------------
                                                                                   2000               1999
Operating activities
Net loss                                                                      $   (712,817)       $(4,338,140)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                      8,381                  -
   Issuance of stock for services                                                   30,000                  -
   Net loss from discontinued operations                                                 -          4,338,140
   Changes in operating assets and liabilities:
     Prepaid expenses and other current assets                                     (58,813)                 -
     Other assets                                                                    5,136                  -
     Accounts payable                                                              (33,687)                 -
     Accrued compensation and related liabilities                                   81,416                  -
     Accrued professional fees                                                     172,008                  -
     Other liabilities                                                              37,602                  -
                                                                         ---------------------------------------
Net cash used in operating activities                                             (470,774)                 -

Investing activity

Investment in Healthology, Inc.                                                 (3,516,870)                 -
                                                                         ---------------------------------------
Net cash used in investing activity                                             (3,516,870)                 -

Financing activities

Proceeds from short-term note                                                       48,436                  -
Subscribed Class A common stock                                                  3,500,000                  -
                                                                         ---------------------------------------
Net cash provided by financing activities                                        3,548,436                  -

Discontinued operations:
   Operating activities                                                                  -         (5,678,895)
   Investing activities                                                                  -         (1,242,767)
   Financing activities                                                                  -          6,921,662
                                                                         ---------------------------------------
Net cash used by discontinued operations                                                 -                  -

Net change in cash                                                                (439,208)                 -
Cash at beginning of period                                                        462,802                  -
                                                                         ---------------------------------------
Cash at end of period                                                        $      23,594        $         -
                                                                         =======================================

                   Seal Holdings Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 March 31, 2000
                                   (Unaudited)

1. The Company

Seal Holdings Corporation ("Seal" or the "Company") is a holding company whose operating strategy is to acquire or make strategic investments in companies (referred to herein as "Partner Companies") that provide services in healthcare and life sciences, with particular interest in information technology companies with Internet applications.

On February 28, 2000, the Company's Board of Directors approved, and will recommend at the next Annual Meeting of Shareholders, that Seal Holdings Corporation change its name to Le@P Technology, Inc.

During March 2000, the Company purchased an approximate 21% interest in Healthology, Inc. ("Healthology"), a privately-held, online media company. See
Note 3, "Healthology Acquisition."

The Company also has an approximate 6% interest in Camber Companies, LLC ("Camber"), a company specializing in multidisciplinary, musculoskeletal care.

Discontinued Operations

On September 30, 1999, the Company's wholly-owned subsidiary, OH, Inc. ("OHI") was acquired by a third party. The activities of OHI constituted the only active business of the Company during 1999. The activities of OHI prior to October 1, 1999 are shown as discontinued operations in the accompanying consolidated financial statements. Revenue from discontinued operations was $1,878,000 for the three-month period ended March 31, 1999 and is included as part of the loss from discontinued operations in the accompanying consolidated statement of operations.

Operating Losses and Cash Flow Deficiencies

The Company has incurred losses and will continue to require additional funding as it carries out its acquisition strategy. Until such time as the Company's operations generate positive cash flow, or another source of funding is established, the Company will remain dependent upon external sources of capital.

                   Seal Holdings Corporation and Subsidiaries

                                 March 31, 2000
                                   (Unaudited)


On September 30, 1999, the Company's Chairman and majority stockholder agreed to provide Seal, directly or through his affiliates (collectively, the "Majority Stockholder"), funding of up to $10,000,000 to be used to fund working capital requirements and future acquisitions, as approved by the Company's Board of Directors (the "Funding Commitment"). See Note 4, "Funding Commitment." Through March 31, 2000, the Company had received $4,050,000 of the Funding Commitment. Management is considering alternatives to enable the Company to continue meeting its current and projected cash requirements, or will attempt to further reduce those requirements to a manageable level.

2.       Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Seal Holdings Corporation annual report on Form 10-KSB for the year ended December 31, 1999.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to conform to the current year presentation.

                   Seal Holdings Corporation and Subsidiaries

                                 March 31, 2000
                                   (Unaudited)

Consolidation

The accompanying financial statements include the accounts of Seal Holdings Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Investments in Partner Companies in which Seal owns 50% or less of the outstanding voting securities, and in which significant influence is exercised, are accounted for under the equity method. Significant influence is presumed at a 20% ownership level; however, in the future, Seal may apply the equity method for certain investments in which it acquires less than 20% of the voting interest if it then exerts significant influence through representation on a Partner Company's Board of Directors and other means. All other investments for which the Company does not have the ability to exercise significant influence are accounted for on the cost method. Such investments are stated at the lower of cost or net realizable value. The Company accounts for its investment in Healthology under the equity method and its investment in Camber under the cost method.

Partner Company Investments

Under the equity method, the Company's proportionate share of Partner Company net income or loss is included in the Company's Consolidated Statements of Operations. The amount by which the Company's carrying value exceeds its share of the underlying net assets of a Partner Company accounted for under the equity method is amortized on a straight-line basis over five years as an adjustment to the Company's share of the Partner Company's net income or loss.

The Company periodically evaluates investments in Partner Companies for indications of impairment based on one or more factors, such as the market value of each investment relative to cost, financial condition, near-term prospects of the investment, and other relevant factors. The fair value of the Company's ownership interests in privately held Partner Companies, if available, is generally determined based on the value at which independent third parties have or have committed to invest in its Partner Companies.

Pursuant to SEC Staff Accounting Bulletin No. 84, at the time a Partner Company accounted for under the equity method of accounting sells its common stock at a price different from the Partner Company's book value per share, the Company's share of the Partner Company's net equity changes. If, at that time, the Partner Company is not a newly-formed, non-operating entity, nor a research and development, start-up or development stage company, nor is there question as to its ability to continue in existence, the Company will record the change in its share of the Partner Company's net equity as a gain or loss in its Consolidated Statement of Operations.

                   Seal Holdings Corporation and Subsidiaries

                                 March 31, 2000
                                   (Unaudited)

Income Taxes

No provision for income taxes has been recorded due to losses to date. The Company has recorded a valuation allowance for any deferred tax assets that have resulted from its operating losses.

3.       Healthology Acquisition

On March 27, 2000, the Company completed the purchase of an approximate 21% interest in the issued shares of Healthology, and an interest of approximately 19% on a fully diluted basis (such interests have been computed on an as-converted basis). Healthology is a privately-held, online health media company based in New York, NY that produces and distributes original content generated by health professionals.

The Company purchased a total of approximately 3.2 million shares of Healthology Series A Convertible Voting Preferred Stock ("Healthology Preferred Shares") for cash of approximately $3.2 million. Of the shares purchased, 5% were transferred to the Company's investment banking firm as partial consideration for investment banking services provided in connection with the Healthology acquisition. The Company retained voting control over all such transferred shares. See discussion below regarding the "Investment Banking Firm". The total cost of the Healthology Preferred Shares retained was approximately $3.5 million, including capitalized transaction costs. The Company obtained the funds for the Healthology acquisition through a capital contribution from its majority stockholder pursuant to the Funding Commitment as described in Note 4 herein.

Following the Healthology acquisition, Healthology's Board of Directors includes two representatives selected by the Company. The Preferred Shares are convertible at any time, at the option of the Company, into shares of common stock of Healthology, initially on a one for one basis, subject to adjustment under certain circumstances. The Preferred Shares are automatically convertible into common stock of Healthology upon the consummation by Healthology of a public offering of its common stock.

                   Seal Holdings Corporation and Subsidiaries

                                 March 31, 2000
                                   (Unaudited)

Presented below is unaudited selected pro forma financial information for the three-month periods ended March 31, 2000 and 1999 as if the acquisition of Healthology had occurred at the beginning of each period. The unaudited pro forma financial information is provided for informational purposes only and should not be construed to be indicative of the Company's consolidated results of operations had the acquisitions been consummated on the dates assumed and do not project the Company's results of operations for any future period:

                                                                                Three-Month Period Ended March 31,
                                                                                ------------------------------------
Pro-Forma:                                                                            2000              1999
         Net revenues                                                                $        -       $         -
                                                                                ------------------------------------

         Loss from continuing operations                                             $  (968,918)     $  (171,852)
                                                                                ------------------------------------

         Net loss                                                                    $  (968,918)     $ (4,509,992)
                                                                                ------------------------------------

         Basic and diluted loss per share                                            $      (0.03)    $      (3.58)
                                                                                ------------------------------------


Presented below is unaudited selected financial information for Healthology for the three-month periods ended March 31, 2000 and 1999.

                                                                                Three-Month Period Ended March 31,
                                                                                ------------------------------------
Healthology, Inc.:                                                                    2000              1999

         Net revenues                                                                $   194,346      $    49,781
                                                                                ------------------------------------

         Gross profit (loss)                                                         $  (115,702)     $       448
                                                                                ------------------------------------

         Net loss                                                                    $  (529,398)     $  (132,747)
                                                                                ------------------------------------

                   Seal Holdings Corporation and Subsidiaries

                                 March 31, 2000
                                   (Unaudited)


At March 31, 2000, the carrying value of the Company's investment in Healthology exceeded the Company's equity in the underlying net assets of Healthology by approximately $2.9 million. Pursuant to the equity method of accounting, beginning in the second quarter of 2000, the Company's consolidated results of operations will include its proportionate share of Healthology's net income or loss and amortization of the Company's net excess investment over its equity in Healthology.

A Company director is a principal in an investment-banking firm that has provided services to the Company (the "Investment Banking Firm"), including services relating to the Healthology acquisition. During the three-month period ended March 31, 2000, the Company paid fees of $150,000 and issued 150,000 shares of the Company's Class A Common Stock to the Investment Banking Firm. The majority of these costs, as well as the cost of the Healthology Preferred Shares transferred to the Investment Banking Firm described above, were capitalized as part of the cost basis of the investment in Healthology. The agreement with the Investment Banking Firm expired by its terms on March 31, 2000. Additional placement fees and share purchase rights may be earned by the Investment Banking Firm upon the occurrence of certain events, including certain future sales of securities by the Company and when the Company makes investments which are facilitated by or require the assistance of the Investment Banking Firm.

4.       Funding Commitment

In connection with the Funding Commitment, through March 31, 2000, the Majority Stockholder contributed $4,050,000 to the Company. Of this amount, approximately $3,500,000 was to fund the investment in Healthology and related transaction expenses, and $550,000 was to fund operating expenses. In consideration of this contribution, the Company and the Majority Stockholder agreed that the Company would issue 771,428 shares of the Company's Class A Common Stock at a purchase price of $5.25 per share. This capital contribution is reflected on the Company's Consolidated Balance Sheet under the caption "Subscribed Class A common stock." The shares were issued to the Majority Stockholder during April 2000.

                   Seal Holdings Corporation and Subsidiaries

                                 March 31, 2000
                                   (Unaudited)


As of March 31, 2000, an additional $5,950,000 (the "Additional Funds") was available to the Company pursuant to the Funding Commitment. The Board of Directors of the Company and the Majority Stockholder further agreed on March 30, 2000 that such Additional Funds will represent a subscription for additional shares of the Company's Class A Common Stock at $5.25 per share (an aggregate of 1,133,333 shares when $5,950,000 is contributed). Accordingly, the Company intends to issue to the Majority Stockholder a warrant/subscription agreement to purchase up to an additional 1,133,333 shares of Class A Common Stock at a purchase price of $5.25 per share.

Subsequent to March 31, 2000, through April 30, 2000, $450,000 of the Additional Funds was received by the Company to fund operating expenses.

5.       Contingencies

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

6.       Loss Per Share

During the three-month period ended March 31, 2000, the Company granted 1.2 million options to employees pursuant to its 1999 Long-Term Incentive Plan. Options were not included in the computation of loss per share for the three-month periods ended March 31, 2000 and 1999 because their effect would have been anti-dilutive.

The net loss attributable to common stockholders from continuing operations and from discontinued operations for the three-month period ended March 31, 2000 includes undeclared dividends on cumulative preferred stock of $54,250. There were no such dividends for the three-month period ended March 31, 1999.

As described in Note 4 herein, during April 2000, an additional 771,428 shares of Class A common stock were issued pertaining to a subscription for such shares as of March 31, 2000.

Item 2.       Management's Discussion and Analysis or Plan of Operation

Business Strategy

Seal Holdings Corporation ("Seal" or the "Company") seeks to expand its participation in Internet, business-to-business ("B2B") e-commerce, while maintaining a focus on the healthcare industry. Seal's operating strategy is to acquire or make strategic investments in companies that provide services in healthcare and life sciences, with particular interest in information technology companies with Internet applications. The Company intends to utilize the substantial healthcare skills, experience and industry contacts of its management and Board of Directors in the development of a network of investment and acquisition candidates (referred to herein as "Partner Companies"). Seal further intends to foster innovation and growth among its Partner Companies by providing the opportunity for the exchange of ideas among those companies and encouraging collaborative ventures among them.

Although the Company's focus is on Internet and B2B e-commerce companies, the Company may also consider acquisitions of, or investments in, non-Internet companies, primarily in healthcare related fields.

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

The Company uses an informal network of business contacts, media coverage, and attendance at industry and venture conferences to identify suitable Partner Company prospects. Seal believes that the healthcare industry knowledge of its management and Board provide a competitive advantage in the evaluation of investment targets. The Company also believes that potential Partner Companies will look favorably on Seal's healthcare experience when deciding among investors.

Healthology Acquisition

Seal's first Internet, B2B investment was completed in March 2000, with the purchase of a 21% interest in Healthology, Inc. ("Healthology"), a privately held, on-line health media company. Seal purchased approximately 3.2 million shares of the Series A Convertible Voting Preferred Stock ("Healthology Preferred Stock") of Healthology (the "Healthology Transaction") for $3.2 million in cash, representing an approximate 21% interest in the issued shares of Healthology, and an interest of approximately 19% on a fully diluted basis. Healthology produces and distributes original Internet content generated by health professionals. Healthology's content is in-depth, topic-focused and event-driven and is delivered in various formats, including text articles and live audio/video webcast programs (streaming media). Healthology delivers its proprietary content to consumers on the Internet via the web sites of various distribution partners and portal customers, as well as websites it has developed.

Pursuant to the terms of the Healthology Transaction, Healthology's Board of Directors currently includes two representatives selected by Seal, and the shares of Healthology Preferred Stock have certain super-majority voting rights for the election of directors. The Company is entitled to voting rights equal to the number of shares of Healthology common stock as will guarantee that the Company, solely for the purposes of electing directors, has no less than 26% of the voting power of the outstanding capital stock of Healthology and will be the single largest such voting stockholder, unless certain events occur (the "Super-Voting Right").

Additionally, in connection with the Healthology Transaction, the Company has been granted certain anti-dilution rights, registration rights, tag-along rights and preemptive rights, and is subject to certain drag-along rights.

For further discussion of the Healthology Transaction, please refer to Note 3 of the Company's March 31, 2000 financial statements included in Part I, Item 1 of this Form 10-QSB and to the Company's Form 8-K dated March 1, 2000.

Company Liquidity and Cash Requirements

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

Since the fourth quarter of 1999, the Company has funded its operations and the Healthology acquisition through proceeds from the Funding Commitment described in Note 4 of the Company's March 31, 2000 financial statements included in Part I, Item 1 and in Part II Item 2 of this Form 10-QSB.

The Company anticipates that, at the current level, its operating expenses for the twelve-month period ending March 31, 2001 will be between $1.7 and $2.2 million. As previously indicated, the Company presently anticipates that Healthology will seek to raise additional equity financing during 2000. Under certain conditions, the Company has the right to participate in any such additional financing in order to maintain its current ownership interest and its Super-Voting Right. The Company estimates that its resulting additional investment in Healthology would be between $1.0 and $1.5 million. The Company believes that the balance of the funds available to it pursuant to the Funding Commitment will allow it to meet these anticipated cash requirements and to make additional Partner Company investments.

Nevertheless, because the Company does not anticipate receiving cash flow from its Partner Companies, funding for operations and future Partner Company investments once the Funding Commitment is exhausted will require that the Company raise additional cash. Any such cash raised would likely be dependent on the Company's ability to demonstrate a record of successfully identifying and consummating investments or acquisitions in Partner Companies and the continued expectation by investors that Internet-based e-commerce has the potential for dramatic growth. The Company anticipates that it will begin to actively seek additional funding in the second half of 2000 from third parties and from its majority stockholder. There can be no assurance that the Company will be successful in such efforts, however. Any financing activities by the Company could result in substantial dilution of existing equity positions and increased interest expense. Transaction costs to the Company in connection with any such activities may also be significant.

Management believes that the current level of operating expenses can support additional Partner Company investments. Nevertheless, should the Company be unable to attract additional funding, operations beyond the first quarter of 2001 would be materially curtailed.

Investment in Camber

The Company's investment in Camber had a carrying value of $1.8 million at March 31, 2000, representing Seal's historical cost basis. Camber, which began operations in 1998, has incurred significant losses while developing its business strategy. Camber operates 13 clinics in Florida and California specializing in multidisciplinary, musculoskeletal care. Camber management anticipates that they will reach cash flow break-even during 2000, and that its current business plan will provide for significant profitability through the acquisition of, and affiliation with, a significant number of additional clinics. At this time, the Company is unable to determine whether any such acquisitions can be made without dilution of the Company's interest. Should such acquisitions be made and funded with additional equity financing by Camber, the Company's interest may be diluted. Significant dilution of the Company's interest could indicate impairment in the value of the Camber investment and a write-down of some or all of said investment could result.

Changes in Financial Condition and Results of Operations

The discussion below relates to material changes in financial condition during the three-month period ended March 31, 2000 and to material changes in results of operations when comparing the first quarter of 2000 to the fourth quarter of 1999. The Company does not believe that it is meaningful to compare changes from the corresponding interim period in the preceding year due to the significant change in the Company's operations when the Company's only operating subsidiary, OH, Inc. ("OHI") was acquired by a third party on September 30, 1999. Please refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 for information on the disposal of OHI. The operations of OHI are shown as discontinued operations in the financial statements included in Part I, Item 1 of this Form 10-QSB. All amounts in the discussion below are approximate.

Total assets increased during the three-months ended March 31, 2000 by $3.1 million to $5.7 million. This net increase primarily resulted from the Company's investment in Healthology of $3.5 million, less a reduction in cash of $439,000. The reduction in cash resulted principally from the payment of cash expenses for operations.

Operating expenses for the three-month period ended March 31, 2000 were $714,000 and decreased by $62,000 from the three-month period ended December 31, 1999. Salaries and benefits for the three-month period ended March 31, 2000 of $349,000 were comparable to the previous quarter. Professional fees of $264,000 for the three-month period ended March 31, 2000 were $38,000 less than the previous quarter. The net decrease in professional fees resulted primarily from a decrease in investment banking fees of $83,000 and an increase in legal fees of $61,000. General and administrative expenses of $100,000 for the three-month period ended March 31, 2000 were generally comparable to the preceding quarter.

Results of operations in future periods are expected to be materially impacted as a result of the Company's investment in Healthology. Please refer to the discussion of the accounting for Partner Company investments in Note 2 and to the discussion of the Healthology Acquisition in Note 3 of the Company's March 31, 2000 financial statements included in Part I, Item 1 of this Form 10-QSB. As noted therein, beginning in the second quarter of 2000, the Company will record its share of Healthology's income or loss. Due to the nature of Healthology's operations as described above, the Company expects that such charge will increase its net loss for the foreseeable future. In addition, beginning in the second quarter of 2000, the Company will record a charge for amortization of the excess of its investment in Healthology over the Company's share of the underlying net assets of Healthology. Such charge is expected to be approximately $144,000 per quarter over the amortization period of five years, and will increase the Company's net loss.

Forward Looking Information

In the discussion above (and elsewhere in this report) regarding the Company's business, any statement of its future expectations, including without limitation, future revenues and earnings (losses), plans and objectives for future operations, future agreements, future economic performance or expected operational developments and all other statements regarding the future are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and as that term is defined in the Private Securities Litigation Reform Act of 1995. The Company intends that the forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on the Company's strategic plans and involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein include (the "Cautionary Statements"), without limitation:

o        The Company's ability to raise capital,

o The Company's ability to execute its business strategy in a very competitive environment,

o        The Company's degree of financial leverage,

o Risks associated with the capital markets and investment climate for Internet and Healthcare businesses,

o        Risks associated with acquisitions and the integration thereof,

o        Risks associated with start-up and early-stage enterprises,

o        Risks associated with providing services over the Internet,

o        Healthcare regulatory considerations,

o        Regulatory considerations under the Investment Company Act of 1940,

o        Contingent liabilities,

o        The impact of competitive services and pricing, and

o Other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission.

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

PART II. OTHER INFORMATION

    Item 1.       Legal Proceedings

See Note 5 of the Company's March 31, 2000 financial statements included in Part I, Item 1 of this Form 10-QSB.

    Item 2.       Changes in Securities

Pursuant to that certain letter dated September 30, 1999, the Company's majority stockholder agreed to make available to the Company up to Ten Million Dollars ($10,000,000) in funding (the "Funding Commitment") for working capital purposes and to enable the Company to enter into acquisitions and other transactions, as approved by the Board of Directors.

In connection with the Funding Commitment, through March 31, 2000, the Company's majority stockholder and certain of his affiliates (collectively, the "Majority Stockholder") have contributed $4,050,000 (the "Funds") to the Company. Approximately $3,500,000 of the Funds was used by the Company to fund its investment in Healthology and related transaction expenses and $550,000 was used by the Company for operating expenses.

In consideration of the contribution by the Majority Stockholder of the Funds, the Board of Directors of the Company and the Majority Stockholder agreed on March 30, 2000 that the Company would issue to the Majority Stockholder 771,428 shares of the Company's Class A Common Stock ("Class A Common Stock") at a purchase price of $5.25 per share. Such shares were issued on April 17, 2000.

As of March 31, 2000, an additional $5,950,000 (the "Additional Funds") was available to the Company pursuant to the Funding Commitment. The Board of Directors of the Company and the Majority Stockholder further agreed on March 30, 2000 that such Additional Funds will represent a subscription for additional shares of the Company's Class A Common Stock at $5.25 per share (an aggregate of 1,133,333 shares when $5,950,000 is contributed). Accordingly, the Company intends to issue to the Majority Stockholder a warrant/subscription agreement to purchase up to an additional 1,133,333 shares of Class A Common Stock at a purchase price of $5.25 per share.

Each of the foregoing issuances of securities to the Majority Stockholder was exempt from registration pursuant to Section 4(2) of the Securities Act.

    Item 6.       Exhibits and Reports on Form 8-K

(a)      Exhibits

         4.3 Investors' Rights Agreement between Healthology, Inc. and Seal Holdings Corporation dated March 1, 2000. (1)

         4.4 Stockholders' Agreement between Healthology, Inc., Seal Holdings Corporation and certain existing stockholders of Healthology, Inc. dated March 1, 2000. (1)

         4.5 Certificate of Designation of Series A Convertible Voting Preferred Stock of Healthology, Inc. filed February 29, 2000.
                  (1)

         27       Financial Data Schedule.

                  (1) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K dated March 1, 2000 (File No. 000-05667), as filed March 16, 2000.

(b)      Reports on Form 8-K

         (i) Current Report on Form 8-K dated March 1, 2000 (File No. 000-05667) filed on March 16, 2000 announcing that on March 1, 2000 the Company had entered into an agreement related to its investment in Healthology, Inc.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SEAL HOLDINGS CORPORATION,


Dated:  May 12, 2000           By:     /s/    Cecilio M. Rodriguez
                                       ---------------------------
                                       Cecilio M. Rodriguez
                                       Chief Financial Officer and Treasurer

                                       (Principal   Financial Officer and Duly
                                       Authorized Officer)