Form 10QSB
period 2000-06-30
LEAP TECHNOLOGY INC / DE
filed 2000-08-14
CIK 110027

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                            -------------------------


                                   FORM 10-QSB

            [x] Quarterly Report Under to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2000

             [ ] Transition Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                            -------------------------


                          Commission file number 0-5667

                              Le@P Technology, Inc.
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

       Class A Common Stock, par value $0.20 per share, 33,019,299 shares outstanding as of July 31, 2000

         Class B Common Stock, par value $0.20 per share, 25,000 shares outstanding as of July 31, 2000

   Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                     LE@P TECHNOLOGY, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                                      INDEX

                                                                    Page Number

PART I. FINANCIAL INFORMATION.................................................3

Item 1. Financial Statements..................................................3

     Consolidated Balance Sheets - June 30, 2000 (unaudited) and
         December 31, 1999....................................................3

     Consolidated  Statements  of  Operations  (unaudited) - Three and Six Month  Periods Ended June 30, 2000 and 1999..................5

     Consolidated  Statements  of Cash Flows  (unaudited) - Six
         Months Ended June 30, 2000 and 1999..................................6

     Notes to Consolidated Financial Statements...............................7

Item 2. Management's Discussion and Analysis or Plan of Operation............13

PART II. OTHER INFORMATION...................................................20

Item 1. Legal Proceedings....................................................20

Item 2. Changes in Securities................................................20

Item 4. Submission of Matters to a Vote of Security Holders..................21

Item 6. Exhibits and Reports on Form 8-K.....................................22

SIGNATURE....................................................................23

PART I...FINANCIAL INFORMATION

    Item 1.  Financial Statements

                     Le@P Technology, Inc. and Subsidiaries

           Consolidated Balance Sheets - June 30, 2000 (unaudited) and
                                December 31, 1999


                                                      June 30,      December 31,
                                                        2000           1999
                                                    -------------   ------------
Assets                                               (Unaudited)
Current assets
      Cash                                              $143,273      $ 462,802
      Prepaid expenses and other current assets           96,680         47,878
                                                    ------------    ------------

Total current assets                                     239,953        510,680

Investment in Healthology, Inc.                        3,174,960           --
Investment in Camber Companies, LLC                    1,845,245      1,845,245
Property and equipment, net                              119,408        169,198
Other assets                                              13,691          8,852
                                                    ------------    ------------

Total assets                                          $5,393,257     $2,533,975
                                                    ============    ============


See notes to consolidated financial statements

                     Le@P Technology, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                                   (continued)

                                                                               June 30,      December 31,
                                                                                 2000           1999
                                                                             ------------   -------------
                                                                              (Unaudited)
Liabilities and shareholders' equity:
Current liabilities:
   Accounts payable                                                          $    150,802    $    111,222
   Accrued professional fees                                                      186,361         162,225
   Accrued compensation and related liabilities                                   160,717         290,794
   Note payable                                                                    27,988            --
   Other liabilities                                                               52,603          15,000
                                                                             ------------    ------------
Total current liabilities                                                         578,471         579,241

Commitments and contingencies

Shareholders' equity:
  Subscribed Class A common stock                                                    --           550,000
  Preferred stock, $0.001 par value per share. Authorized 25,000,000 shares.  Issued and outstanding 2,170 shares at June 30, 2000
        and December 31, 1999                                                   2,170,000       2,170,000
  Class A common stock, $0.20 par value per share. Authorized
        99,975,000 shares. Issued 33,104,149 and 32,001,769 shares, and outstanding 33,019,299 and 31,916,919 shares,
        at June 30, 2000 and December 31, 1999, respectively                    6,620,830       6,400,354
  Class B common stock, $0.20 par value per share. Authorized, issued and outstanding 25,000 shares at June 30, 2000
        and December 31, 1999                                                       5,000           5,000
  Additional paid-in capital                                                   23,059,294      18,249,770
  Accumulated deficit                                                         (26,990,878)    (25,370,930)
  Treasury stock, at cost, 84,850 shares at June 30, 2000
        and December 31, 1999                                                     (49,460)        (49,460)
                                                                              ------------    ------------
Total shareholders' equity                                                      4,814,786       1,954,734
                                                                              ------------   ------------
Total liabilities and shareholders' equity                                    $ 5,393,257    $  2,533,975
                                                                              ============   ============


See notes to consolidated financial statements

                                               Le@P Technology, Inc. and Subsidiaries

                           Consolidated Statements of Operations (unaudited) - Three and Six Month Periods
                                                    Ended June 30, 2000 and 1999



                                            Three Months Ended June 30,            Six Months Ended June 30,
                                        -----------------------------------   -----------------------------------
                                              2000               1999               2000               1999
                                             ------             ------             ------             ------
Revenue:
   Interest Income                            $1,789        $      -                $2,983       $      -
                                        ----------------   ----------------   ----------------   ----------------
                                               1,789               -                 2,983              -


Expenses:
   Salaries and benefits                     260,443               -               609,937               -
   Professional fees                         171,444               -               435,902               -
   General and administrative                108,999               -               209,058               -
                                        ----------------   ----------------   ----------------   ----------------
Total expenses                               540,886               -             1,254,897               -
                                        ----------------   ----------------   ----------------   ----------------

Operating loss                              (539,097)                           (1,251,914)

Equity in loss of Healthology, Inc.         (368,034)                             (368,034)
                                        ----------------   ----------------   ----------------   ----------------

Loss from continuing operations             (907,131)              -            (1,619,948)              -
Loss from discontinued operations                  -          (5,478,647)             -            (9,816,787)
                                        ----------------   ----------------   ----------------   ----------------

Net loss                                   $(907,131)        $(5,478,647)     $ (1,619,948)      $ (9,816,787)
                                        ================   ================   ================   ================


Net loss attributable to
   common stockholders                     $(961,381)        $(5,478,647)     $ (1,728,448)      $ (9,816,787)
                                        ================   ================   ================   ================

Basic and diluted loss per share:
   Loss from continuing operations            $(0.03)                -              $(0.05)               -
   Loss from discontinued operations             -                 (0.37)              -                (0.78)
                                        ----------------   ----------------   ----------------   ----------------

Net loss                                      $(0.03)             $(0.37)           $(0.05)            $(0.78)
                                        ================   ================   ================   ================

Basic and diluted shares outstanding      32,736,516          14,975,283        32,401,717         12,646,852
                                        ================   ================   ================   ================



See notes to consolidated financial statements

                     Le@P Technology, Inc. and Subsidiaries

  Consolidated Statements of Cash Flows (unaudited) - Six Months Ended
                             June 30, 2000 and 1999

                                                      Six Months Ended June 30,
                                                    ----------------------------
                                                        2000           1999
                                                       ------         ------
Operating activities:
Net loss                                            $ (1,619,948)  $ (9,816,787)
Adjustments to reconcile net loss to net cash used
 in operating activities:
   Depreciation                                           22,802           --
   Issuance of stock for services                         30,000           --
   Loss on leasehold improvements written off             30,168
   Equity in loss of Healthology, Inc.                   368,034           --
   Net loss from discontinued operations                    --        9,816,787
   Changes in operating assets and liabilities:
     Prepaid expenses and other current assets           (48,802)          --
     Other assets                                         (4,839)          --
     Accounts payable                                     39,580           --
     Accrued compensation and related liabilities       (130,077)          --
     Accrued professional fees                            24,136           --
     Other liabilities                                    37,603           --
                                                    ------------   ------------
Net cash used in operating activities                 (1,251,343)          --

Investing activities:
Purchases of property and equipment                       (3,180)          --
Investment in Healthology, Inc.                       (3,542,994)          --
                                                    ------------   ------------
Net cash used in investing activity                   (3,546,174)          --

Financing activities:
Proceeds from note payable                                61,816           --
Repayment of note payable                                (33,828)          --
Issuance of Class A common stock                       4,450,000           --
                                                    ------------   ------------
Net cash provided by financing activities              4,477,988           --

Discontinued operations:
   Operating activities                                     --       (9,173,531)
   Investing activities                                     --       (2,086,847)
   Financing activities                                     --       11,260,378
                                                    ------------   ------------
Net cash used by discontinued operations                    --             --

Net change in cash                                      (319,529)          --
Cash at beginning of period                              462,802           --
                                                    ------------   ------------
Cash at end of period                               $    143,273   $       --
                                                    ============   ============


See notes to consolidated financial statements

                     Le@P Technology, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                  June 30, 2000
                                   (Unaudited)
1.       The Company

Le@P Technology, Inc. ("Le@P" or the "Company") is a holding company whose operating strategy is to acquire or make strategic investments in companies (referred to herein as "Partner Companies") that provide services in healthcare and life sciences, with particular interest in information technology companies with Internet applications. Consistent with this business focus, on July 5, 2000, the Company's Shareholders approved the change in the Company's name to Le@P Technology, Inc. from Seal Holdings Corporation.

During March 2000, the Company purchased an approximate 21% interest in Healthology, Inc. ("Healthology"), a privately held, online media company. Such interest was reduced to approximately 13.3% in August 2000 after Healthology secured additional equity financing. See Note 3, "Investment in Healthology."

The Company also has an approximate 6% interest in Camber Companies, LLC ("Camber"), a company specializing in multidisciplinary, musculoskeletal care.

Discontinued Operations

On September 30, 1999, the Company's wholly-owned subsidiary, OH, Inc. ("OHI") was acquired by a third party. The activities of OHI constituted the only active business of the Company during 1999. The activities of OHI prior to October 1, 1999 are shown as discontinued operations in the accompanying consolidated financial statements. Revenue from discontinued operations was $2,561,269 and $4,439,482 for the three and six-month periods ended June 30, 1999, respectively and is included as part of the loss from discontinued operations in the accompanying consolidated statements of operations.

Operating Losses and Cash Flow Deficiencies

The Company has incurred losses and will continue to require additional funding as it carries out its acquisition and investment strategy. Until such time as the Company's operations generate positive cash flow, or another source of funding is established, the Company will remain dependent upon external sources of capital.

                     Le@P Technology, Inc. and Subsidiaries

                                  June 30, 2000
                                   (Unaudited)

On September 30, 1999, the Company's Chairman and majority stockholder agreed to provide Le@P, directly or through his affiliates (collectively, the "Majority Stockholder"), funding of up to $10,000,000 to be used to fund working capital requirements and future acquisitions, as approved by the Company's Board of Directors (the "Funding Commitment"). See Note 4, "Funding Commitment." Through June 30, 2000, the Company had received $5,000,000 of the Funding Commitment. Management is considering alternatives to enable the Company to continue meeting its current and projected cash requirements, or will attempt to further reduce those requirements to a manageable level.


2.       Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Le@P Technology, Inc. annual report on Form 10-KSB for the year ended December 31, 1999.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

                     Le@P Technology, Inc. and Subsidiaries

                                  June 30, 2000
                                   (Unaudited)

Consolidation

The accompanying financial statements include the accounts of Le@P Technology, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Investments in Partner Companies in which Le@P owns 50% or less of the outstanding voting securities, and in which significant influence is exercised, are accounted for under the equity method. Significant influence is presumed at a 20% ownership level; however, in the future, Le@P may apply the equity method for certain investments in which it acquires less than 20% of the voting interest if it then exerts significant influence through representation on a Partner Company's Board of Directors and other means. All other investments for which the Company does not have the ability to exercise significant influence are accounted for on the cost method. Such investments are stated at the lower of cost or net realizable value. Through June 30, 2000, the Company has accounted for its investment in Healthology under the equity method and its investment in Camber under the cost method.

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

                     Le@P Technology, Inc. and Subsidiaries

                                  June 30, 2000
                                   (Unaudited)

Income Taxes

No provision for income taxes has been recorded due to losses to date. The Company has recorded a valuation allowance for any deferred tax assets that have resulted from its operating losses.

3.       Investment in Healthology

On March 27, 2000, the Company completed the purchase of an approximate 21% interest in the issued shares of Healthology (such interests have been computed on an as-converted basis). Healthology is a privately held, online health media company based in New York, NY that produces and distributes original healthcare content generated by health professionals.

The Company acquired approximately 3.1 million shares of Healthology Series A Convertible Voting Preferred Stock ("Healthology Preferred Shares") at a total cost of approximately $3.5 million. The Company obtained the funds for the Healthology acquisition through a capital contribution from its majority stockholder pursuant to the Funding Commitment as described in Note 4 herein.

Following the Healthology acquisition, Healthology's Board of Directors includes two representatives selected by the Company. The Preferred Shares are convertible at any time, at the option of the Company, into shares of common stock of Healthology, initially on a one for one basis, subject to adjustment under certain circumstances. The Preferred Shares are automatically convertible into common stock of Healthology upon the consummation by Healthology of a qualified public offering of its common stock.

Presented below is unaudited selected pro forma financial information for the six-month periods ended June 30, 2000 and 1999 as if the acquisition of Healthology had occurred at the beginning of each period. The unaudited pro forma financial information is provided for informational purposes only and should not be construed to be indicative of the Company's consolidated results of operations had the acquisition been consummated on the dates assumed and do not project the Company's results of operations for any future period:

                     Le@P Technology, Inc. and Subsidiaries

                                  June 30, 2000
                                   (Unaudited)


                                                 Six-Months Ended June 30,
                                            ------------------------------------
Pro-Forma:                                        2000               1999
                                                 ------             ------

   Net revenues                             $     2,983         $         -
                                            ==============      ==============

   Loss from continuing operations          $(1,730,115)        $  (174,661)
                                            ==============      ==============

   Net loss                                 $(1,730,115)        $(9,991,448)
                                            ==============      ==============

   Basic and diluted loss per share         $     (0.06)       $      (0.79)
                                            ==============     ==============

Presented below is unaudited selected financial information for Healthology for the three and six-month periods ended June 30, 2000 and 1999.

                             Three-Months Ended               Six-Months Ended
                                  June 30,                         June 30,
                        -------------------------       ------------------------
Healthology, Inc.:          2000           1999            2000          1999
                           ------         ------          ------        ------

   Net revenues         $   291,553     $ 181,167       $   485,899   $ 230,948
                        =========================       ========================

   Gross profit (loss)  $  (298,231)    $  63,813       $  (413,933)  $  64,261
                        =========================       ========================

   Net loss             $(1,081,911)    $ (19,936)      $(1,611,309)  $(152,683)
                        ==========================      ========================

At June 30, 2000, the carrying value of the Company's investment in Healthology exceeded the Company's equity in the underlying net assets of Healthology by approximately $2.7 million. Pursuant to the equity method of accounting, effective for the three month period ended June 30, 2000, the Company's consolidated results of operations include its proportionate share of Healthology's net loss of $225,146 and amortization of the Company's net excess investment over its equity in Healthology of $142,888. The aggregate of these amounts, $368,034, is included on the accompanying Statements of Operations as Equity in Loss of Healthology.

During August 2000, Healthology received an additional equity investment of $6.0 million from a strategic, third party investor. Such investment was in the form of preferred stock with terms similar to those held by Le@P. Following this new investment, the Company's interest in the equity of Healthology declined to approximately 13.3%.

A Company director is a principal in an investment-banking firm that provided services to the Company relating to the Healthology acquisition and subsequently advised Healthology on the additional equity investment by a third party.

                     Le@P Technology, Inc. and Subsidiaries

                                  June 30, 2000
                                   (Unaudited)

4.       Funding Commitment

In connection with the Funding Commitment, through June 30, 2000, the Majority Stockholder contributed $5,000,000 to the Company. Of this amount, approximately $3,544,000 was to fund the investment in Healthology and related transaction expenses, and $1,456,000 was to fund operating expenses. In consideration of these contributions, the Company has issued 952,380 shares of the Company's Class A Common Stock at a purchase price of $5.25 per share. Such shares were issued during the three-month period ended June 30, 2000.

As of June 30, 2000, an additional $5.0 million (the "Additional Funds") was available to the Company pursuant to the Funding Commitment. The Board of Directors of the Company and the Majority Stockholder agreed that such Additional Funds represent a subscription for additional shares of the Company's Class A Common Stock at $5.25 per share (an aggregate of 952,380 shares when the remaining $5.0 million is contributed).


5.       Contingencies

The Company is involved in litigation relating to the offshore supply business conducted prior to August 14, 1996 by certain inactive subsidiaries of Le@P. The cases are maritime asbestos claims against certain of the Company's inactive subsidiaries. On May 1, 1996, the asbestos claims were administratively dismissed subject to reinstatement on motion of plaintiff's counsel. It is expected that all of these cases will be reinstated in the future. The Company is presently unable to determine what, if any, impact these cases could have upon the Company.

The Company is also involved from time to time in various other claims and lawsuits in the ordinary course of its current or prior business, none of which the Company anticipates would have a material adverse effect on its financial condition.

6.       Loss Per Share

In February 2000, the Company granted 1.2 million options to employees pursuant to its 1999 Long-Term Incentive Plan. Options were not included in the computation of loss per share for the three and six-month periods ended June 30, 2000 and 1999 because their effect would have been anti-dilutive.

The net loss attributable to common stockholders from continuing operations and from discontinued operations for the three and six-month periods ended June 30, 2000 includes undeclared dividends on cumulative preferred stock of $54,250 and $108,500 respectively. There were no such dividends for the three and six-month periods ended June 30, 1999.

    Item 2.       Management's Discussion and Analysis or Plan of Operation


Business Strategy

Le@P Technology, Inc. ("Le@P" or the "Company") seeks to expand its participation in Internet, business-to-business ("B2B") e-commerce, while maintaining a focus on the healthcare industry. Le@P's operating strategy is to acquire or make strategic investments in companies that provide services in healthcare and life sciences, with particular interest in information technology companies with Internet applications. The Company intends to utilize the substantial healthcare skills, experience and industry contacts of its management and Board of Directors in the development of a network of investment and acquisition candidates (referred to herein as "Partner Companies"). Le@P further intends to foster innovation and growth among its Partner Companies by providing the opportunity for the exchange of ideas among those companies and encouraging collaborative ventures among them.

Although the Company's focus is on Internet and B2B e-commerce companies, the Company may also consider acquisitions of, or investments in, non-Internet companies, primarily in healthcare related fields.

Partner Company Strategy

The Company is aggressively pursuing acquisitions and investments in Internet and B2B e-commerce companies, with a focus on the healthcare industry. Typically, the Company receives business plans from early stage companies seeking equity financing. Information received is evaluated to determine if the potential Partner Company's business is within Le@P's investment parameters. The Company will generally consider investment in Partner Companies with a clearly defined product or service, experienced and financially committed management, and some operational history.

The Company uses an informal network of business contacts, media coverage, and attendance at industry and venture conferences to identify suitable Partner Company prospects. Le@P believes that the healthcare industry knowledge of its management and Board provide a competitive advantage in the evaluation of investment targets. The Company also believes that potential Partner Companies will look favorably on Le@P's healthcare experience when deciding among investors.

Healthology Acquisition

Le@P's first Internet, B2B investment was completed in March 2000, with the purchase of a 21% interest in Healthology, Inc. ("Healthology"), a privately held, online health media company. Le@P purchased approximately 3.2 million shares of the Series A Convertible Voting Preferred Stock ("Healthology Preferred Stock") of Healthology (the "Healthology Transaction") for $3.2 million in cash, representing an approximate 21% interest in the issued shares of Healthology. Healthology produces and distributes original Healthcare Internet content generated by health professionals. Healthology's content is in-depth, topic-focused and event-driven and is delivered in various formats, including text articles and live audio/video webcast programs (streaming media). Healthology delivers its proprietary content to consumers on the Internet via the web sites of various distribution partners and portal customers, as well as websites it has developed.

As described in Note 3 of the Company's June 30, 2000 financial statements included in Part I, Item 1 of this Form 10-QSB, on August 3, 2000, Healthology received additional equity financing on terms similar to those afforded Le@P in the amount of $6.0 million from Communicade Inc., a wholly owned subsidiary of Omnicom Group, Inc. (collectively, "Omnicom") (NYSE:OMC). According to Omnicom's December 31, 1999 Annual Report on Form 10-K, Omnicom was ranked as the largest advertising agency group worldwide based on unaudited industry-wide figures published in 1999 by the trade journal ADVERTISING AGE. As a result of such additional financing, the Company's equity interest was reduced to approximately 13.3% of the issued shares of Healthology.

Based on discussion with Healthology management, the Company believes that Omnicom will provide Healthology access to a larger base of potential advertisers and sponsors for its on-line health content. Omnicom provides corporate communications services to clients worldwide on a global, pan-regional, national and local basis. The corporate communications services offered by Omnicom include advertising in various media such as television, radio, newspaper, magazines, outdoor and the internet, as well as public relations, specialty advertising, direct response and promotional marketing, strategic media planning and buying, and internet and digital media development.

In connection with Omnicom's investment in Healthology, the Company granted Healthology a put option which, if exercised, would require Le@P to purchase 800,000 shares of Healthology common stock at $1.25 per share, for aggregate consideration of $1.0 million (the "Put Option"). The purchase price of $1.25 represents a premium over the current market value of Healthology equity securities. The term of the option is from January 1 to December 31, 2001, subject to earlier termination under certain circumstances.

As part of the Omnicom investment, the Company entered into certain amended and restated agreements with Healthology relating to its investment. Copies of such amended and restated agreements are included as Exhibits to this 10-QSB and the discussion herein is qualified in its entirety by reference to such agreements. Pursuant to the terms of the amended agreements, the shares of Healthology Preferred Stock have certain super-majority voting rights for the election of directors. In general, so long as the Put Option is in effect, the Company is entitled to voting rights equal to the number of shares of Healthology common stock as will guarantee that the Company, solely for the purposes of electing directors, has no less than 26% of the voting power of the outstanding capital stock of Healthology and will be the single largest such voting stockholder (the "Super-Voting Right"). In order to maintain the Super-Voting Right, the Company must also exercise its preemptive rights on future issuances of securities by Healthology. In addition, the Company or its permitted transferees must retain its current stock in Healthology.

Additionally, following the Omnicom investment, Healthology's Board of Directors continues to include two representatives selected by Le@P, and the Company has certain anti-dilution rights, registration rights, tag-along rights and preemptive rights, and are subject to certain drag-along rights.

For further discussion of the Healthology Transaction, please refer to Note 3 of the Company's June 30, 2000 financial statements included in Part I, Item 1 of this Form 10-QSB and to the Company's Form 8-K dated March 1, 2000.

Investment Company Act Considerations

Since September 30, 1999, when the Company sold its last operating business in the medical field, the Company has been relying on a temporary one-year exclusion from investment company status under the Investment Company Act of 1940 (the "1940 Act"). A company that owns investment securities having a value exceeding 40% of the value of its total assets is subject to registration and regulation as an investment company unless it qualifies for a statutory or regulatory exclusion or exemption from investment company status. The term "investment securities" does not include securities of other companies controlled primarily by the Company. The Company believes that based upon its current asset mix, it will not be treated as an investment company. The Company believes that its investment in Healthology will not be considered an "investment security" so long as the Super-Voting Right remains in effect. As a consequence of the amendments to the Healthology Transaction in August 2000, the Company's Super-Voting Right is scheduled to terminate on December 31, 2001 and may terminate prior to such time. If at the time the Company loses the Super-Voting Right, its relative asset values have not changed to include more assets controlled primarily by the Company, and the Company does not qualify for any other exclusion or exemption afforded by the 1940 Act, it may be required either to register as an investment company or take significant business actions that are contrary to its business objectives in order to avoid being required to register as an investment company. For example, the Company might be compelled to acquire additional assets that it might not otherwise have acquired, be forced to forgo opportunities to acquire interests in companies or other assets or be forced to sell or refrain from selling such interests or assets. In addition, the Company might need to sell certain assets which are considered to be investment securities. There may be little or no market for the sale of such assets.

Company Liquidity and Cash Requirements

Due to the nature of the Company's Partner Company investments, no positive operating cash flows are expected to be realized in the foreseeable future. Generally, Internet start-ups have employed a strategy of rapidly building infrastructure and introducing products and services in advance of firm commitments for sales. The Company believes that this strategy continues to be widely followed as new and existing firms strive to establish market penetration in anticipation of significant opportunities for future revenue growth.

The Company expects that its Partner Companies, including Le@P's first such Partner Company, Healthology, will require one or more rounds of additional equity capital before they can be expected to generate positive cash flow. The investment by Omnicom in Healthology is an example of such additional financing. The Company's investment evaluations anticipate such additional rounds of future financing, at successively higher valuations, such that while the Company's ownership interest may decline, the value of its interest may increase based on the amount paid by later stage investors. The Omnicom investment in Healthology, however, was completed at the same valuation per share as the investment by the Company.

The Company believes that it could realize the value of its Partner
Company investments through the sale of the Partner Company to a larger competitor, through the sale of some or all of its interest after an initial public offering by a Partner Company, or by selling some or all of its interest to venture capital or other firms. There can be no assurance, however, that the Partner Companies will successfully execute their business plans, or that, if successful, a suitable buyer for Le@P's interest will be found. In addition, there can be no assurance that any Partner Company would be able to raise additional financing or that any such financing would be at a valuation higher than that paid by the Company. The Company's investments and acquisitions are illiquid in nature and cannot be readily sold.

Since the fourth quarter of 1999, the Company has funded its operations and the Healthology acquisition through proceeds from the Funding Commitment described in Note 4 of the Company's June 30, 2000 financial statements included in Part I, Item 1 and in Part II Item 2 of this Form 10-QSB.

The Company anticipates that, at the current level, its operating expenses for the twelve-month period ending June 30, 2001 will be between $1.6 and $1.9 million. As previously indicated, the Company has granted Healthology the Put Option. In addition, under certain conditions, the Company is required to participate in any future rounds of Healthology financing in order to maintain its current ownership interest and its Super-Voting Right. The Company believes that the balance of the funds available to it pursuant to the Funding Commitment will allow it to meet these anticipated cash requirements and to make additional Partner Company investments.

Nevertheless, because the Company does not anticipate receiving cash flow from its Partner Companies, funding for operations and future Partner Company investments once the Funding Commitment is exhausted will require that the Company raise additional cash. Any such cash raised would likely be dependent on the Company's ability to demonstrate a record of successfully identifying and consummating investments or acquisitions in Partner Companies and the continued expectation by investors that Internet-based e-commerce has the potential for dramatic growth. The Company anticipates that it will begin to actively seek additional funding in the second half of 2000 from third parties and from affiliates of its majority stockholder. There can be no assurance that the Company will be successful in such efforts, however. Any financing activities by the Company could result in substantial dilution of existing equity positions and increased interest expense. Transaction costs to the Company in connection with any such activities may also be significant.

Management believes that the current level of operating expenses can support additional Partner Company investments. Nevertheless, should the Company be unable to attract additional funding, operations beyond the second quarter of 2001 would be materially curtailed.

Investment in Camber

The Company's investment in Camber had a carrying value of $1.8 million at June 30, 2000, representing Le@P's historical cost basis. Camber, which began operations in 1998, has incurred significant losses while developing its business strategy. Camber operates 23 clinics in Florida and California specializing in multidisciplinary, musculoskeletal care. Camber management anticipates that they will reach cash flow break-even during 2000, and that its current business plan will provide for significant profitability through the acquisition of, and affiliation with, a significant number of additional clinics. At this time, the Company is unable to determine whether the growth through acquisitions contemplated by Camber can be made without substantial dilution of the Company's interest. Should such acquisitions be made and funded with additional equity financing by Camber, the Company's interest may be diluted. Significant dilution of the Company's interest could result in the impairment of the value of the Camber investment which would require a write-down of some or all of said investment.

Changes in Financial Condition and Results of Operations

The discussion below relates to material changes in financial condition from December 31, 1999 to June 30, 2000 and to material changes in results of operations when comparing the second quarter of 2000 to the first quarter of 2000. The Company does not believe that it is meaningful to compare changes from the corresponding interim periods in the preceding year due to the significant change in the Company's operations when its only operating subsidiary, OH, Inc. ("OHI") was acquired by a third party on September 30, 1999. Please refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 for information on the disposal of OHI. The operations of OHI are shown as discontinued operations in the financial statements included in Part I, Item 1 of this Form 10-QSB. All amounts in the discussion below are approximate.

Financial Condition at June 30, 2000 compared to December 31, 1999 and to March 31, 2000.

Total assets increased during the six-months ended June 30, 2000 by $2.9 million to $5.4 million due primarily to the increase in the Company's investment in Healthology of $3.2 million. For the three-months ended June 30, 2000 total assets decreased by $264,000 due primarily to a net decrease in the Investment in Healthology. Such investment decreased as a result of the Company recording a non-cash charge for its equity in the loss of Healthology for the three-months ended June 30, 2000 of $368,000 (see further discussion below regarding such charge).

Results of Operations for the Three Months Ended June 30, 2000 Compared to the Three Months Ended March 31, 2000.

The Company incurred a net loss of $907,000 for the second quarter of 2000 which represents an increase of $194,000 or 27% from the first quarter 2000 loss of $713,000. The Company reduced operating costs for the second quarter of 2000 by 24% or $173,000 from the previous quarter total of $714,000. This decrease in operating expenses was offset by a non-cash charge for the Company's equity in the loss of Healthology of $368,000 recorded in the second quarter of 2000. No such charge was recorded in the first quarter of 2000. The reduction in operating expenses was due to lower salaries and wages and professional fees. Salaries and wages were $260,000 in the second quarter of 2000, a decrease of 26% or $89,000 from the previous quarter. The decline resulted primarily from
(1) the scheduled expiration on March 31, 2000 of employment agreements with the former Chairman and with the former Chief Financial Officer of the Company, and
(2) a decrease in the accrual for bonuses provided for in certain management employment agreements. Professional fees were $171,000 in the second quarter of 2000, decreasing $93,000 or 35% from the preceding quarter. The majority of this decrease was due to the scheduled expiration on March 31, 2000 of the consulting agreement with a firm owned by the Company's former Chairman and to lower out of pocket costs paid to the outside investment banking firm formerly retained by the Company.

The Company completed its investment in Healthology during March 2000. Following such investment, and pursuant to the equity method of accounting, the Company began recording its equity in the loss of Healthology during the three months ended June 30, 2000. The resulting non-cash charge of $368,000 consists of (1) the Company's proportionate share of Healthology's net loss, and (2) amortization of the amount by which the carrying value of the Company's investment in Healthology exceeds its share of the underlying net assets of Healthology. For the three months ended June 30, 2000, Healthology incurred a loss of $1,082,000 such that the Company's then approximate 21% equity in the loss was $225,000. Amortization of the amount by which the Company's carrying value exceeds its share of the underlying net assets of Healthology was $143,000 for the three months ended June 30, 2000. Such excess is being amortized on a straight-line basis over five years as an adjustment to the Company's share of Healthology's net income or loss.

Generally, pursuant to the equity method of accounting, when a Company's ownership interest in an investee drops below 20%, the equity method of accounting is no longer applicable and the Company uses the cost method of accounting. Under the cost method, investments are stated at the lower of cost or net realizable value and no charge is recorded for the Company's equity in income or loss of the investee. Following the Omnicom investment in Healthology on August 3, 2000, the Company's interest in the issued equity securities of Healthology declined to approximately 13.3%. Despite this lower ownership interest, the Company continues to exercise influence on the operations of Healthology, primarily by virtue of the contractual right to maintain two seats on Healthology's Board of Directors and its Super-Voting Right. The Company has not yet determined which method of accounting will be applicable pursuant to generally accepted accounting principles for its investment in Healthology following the Omnicom investment.

Forward Looking Information

In the discussion above (and elsewhere in this report) regarding the Company's business, any statement of its future expectations, including without limitation, future revenues and earnings (losses), plans and objectives for future operations, future agreements, future economic performance or expected operational developments and all other statements regarding the future are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and as that term is defined in the Private Securities Litigation Reform Act of 1995. The Company intends that the forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on the Company's strategic plans and involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein include (the "Cautionary Statements"), without limitation the items listed below. Based on the nature of the Company's operations, these factors, risks and uncertainties relate not only to the Company, but also to its investees, Healthology and Camber.

* The ability to raise capital,
* The ability to execute business strategy in a very competitive environment,
* The degree of financial leverage,
* The ability to control future operating and other expenses,
* Risks associated with the capital markets and investment climate for Internet and Healthcare businesses,
* Risks associated with acquisitions and the integration thereof,
* Risks associated with start-up and early-stage enterprises,
* Risks associated with providing services over the Internet,
* Healthcare regulatory considerations and risks,
* Regulatory considerations under the Investment Company Act of 1940,
* Contingent liabilities,
* The impact of competitive services and pricing, and
* Other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission.

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

PART II. OTHER INFORMATION


    Item 1.       Legal Proceedings


See Note 5 of the Company's June 30, 2000 financial statements included in Part I, Item 1 of this Form 10-QSB.

    Item 2.       Changes in Securities


Pursuant to that certain letter dated September 30, 1999, the Company's majority stockholder agreed to make available to the Company up to Ten Million Dollars ($10,000,000) in funding (the "Funding Commitment") for working capital purposes and to enable the Company to enter into acquisitions and other transactions, as approved by the Board of Directors. In connection with the Funding Commitment the Company's majority stockholder and certain of his affiliates (collectively, the "Majority Stockholder") had contributed $4,050,000 (the "Funds") to the Company through March 30, 2000.

In consideration of the contribution by the Majority Stockholder of the Funds, the Board of Directors of the Company and the Majority Stockholder agreed on March 30, 2000 that the Company would issue to the Majority Stockholder 771,428 shares of the Company's Class A Common Stock ("Class A Common Stock") at a purchase price of $5.25 per share for $4,050,000 in funds which had been contributed to the Company as of that date. Such shares were issued on April 17, 2000.

The Board of Directors of the Company and the Majority Stockholder further agreed on March 30, 2000 that the balance of the Funding Commitment (the "Additional Funds") would represent a subscription for additional shares of the Company's Class A Common Stock at $5.25 per share .

Pursuant to the Funding Commitment, an additional 180,952 shares of common stock were issued to the Majority Stockholder during June 2000 for $950,000 contributed to the Company during the second quarter 2000.

As of June 30, 2000, $5,000,000 of Additional Funds were available to the Company pursuant to the Funding Commitment. Such Additional Funds represent a subscription for shares of the Company's Class A Common Stock at $5.25 per share (an aggregate of 952,380 shares when the remaining $5,000,000 is contributed).

Each of the foregoing issuances of securities to the Majority Stockholder was exempt from registration pursuant to Section 4(2) of the Securities Act.

    Item 4.       Submission of Matters to a Vote of Security Holders

On July 5, 2000, the Company held its Annual Meeting of Stockholders pursuant to the notice of meeting announced in the proxy statement dated June 22, 2000.

The results of the voting on the various proposals is as follows:

Proposal 1:  The election of directors of the Corporation.


                                   For           Withheld          Non-Vote
                                   ---           --------          --------
    Class A Directors:
    Thomas M. Ferguson            31,556,833          250                 0
    John J. Rydzewski             31,556,833          250                 0
    Jose B. Valle                 31,556,833          250                 0
    Laurence B. Brody, DDS        31,556,833          250                 0

                                   For           Withheld          Non-Vote
                                   ---           --------          --------
    Class B Directors:
    M. Lee Pearce, M.D.               25,000            0                 0
    Robert G. Tancredi, M.D.          25,000            0                 0
    Timothy C. Lincoln                25,000            0                 0

Proposal 2: Amend the Certificate of Incorporation in order to change the name of the Company to Le@P Technology, Inc.

            For              Against          Abstain          Non-Vote
            ---              -------          -------          --------
            31,581,783           150              150                 0

Proposal 3: Ratification of Ernst & Young, LLP as independent auditors.

            For              Against          Abstain          Non-Vote
            ---              -------          -------          --------
            31,581,958            25              100                 0

    Item 6.       Exhibits and Reports on Form 8-K


(a)      Exhibits

         3 Certificate of Amendment to Certificate of Incorporation of the Company filed July 5, 2000 in connection with the name change to Le@P Technology, Inc.

         10.1 First Amended and Restated Investors Rights Agreement between Healthology, Inc., Le@P Technology, Inc., and Communicade, Inc. dated August 1, 2000.

         10.2 First Amended and Restated Stockholders' Agreement between Healthology, Inc., Le@P Technology, Inc., and Communicade, Inc. and certain other existing stockholders of Healthology, Inc. dated August 1, 2000.

         10.3 Amended and Restated Certificate of Incorporation of Healthology, Inc. filed August 1, 2000.

         27      Financial Data Schedule.


(b)      Reports on Form 8-K

         (i)     Current Report on Form 8-K dated July 5, 2000
                 (File No. 000-05667) filed on July 19, 2000, announcing the Company's new name and stock trading symbol.

SIGNATURE



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 LE@P TECHNOLOGY, INC.,


Dated:  August 14, 2000                          By: /s/ Cecilio M. Rodriguez
                                                     ------------------------
                                                     Cecilio M. Rodriguez
                                                     Chief Financial Officer
                                                     and Treasurer

                                                 (Principal Financial Officer
                                                  and Duly Authorized Officer)