Form 10QSB
period 2000-09-30
LEAP TECHNOLOGY INC / DE
filed 2000-11-13
CIK 110027

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                            -------------------------


                                   FORM 10-QSB

              [x] Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2000

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

       Class A Common Stock, par value $0.20 per share, 33,114,537 shares outstanding as of September 30, 2000

         Class B Common Stock, par value $0.20 per share, 25,000 shares outstanding as of September 30, 2000

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

        Condensed  Consolidated  Balance Sheets - September 30, 2000
        (unaudited) and December 31, 1999.....................................3

        Condensed  Consolidated  Statements of  Operations  (unaudited)
        - Three and Nine Month Periods Ended September 30, 2000 and 1999......5

        Condensed  Consolidated  Statements  of Cash Flows  (unaudited)
        - Nine Months Ended September 30, 2000 and 1999.......................6

        Notes to Condensed Consolidated Financial Statements..................7

Item 2. Management's Discussion and Analysis or Plan of Operation............14

PART II.OTHER INFORMATION....................................................23

Item 1. Legal Proceedings....................................................23

Item 2. Changes in Securities................................................23

Item 4. Submission of Matters to a Vote of Security Holders..................24

Item 6. Exhibits and Reports on Form 8-K.....................................24

SIGNATURE....................................................................25

PART I. FINANCIAL INFORMATION

    Item 1.     Financial Statements

                     Le@P Technology, Inc. and Subsidiaries

           Condensed Consolidated Balance Sheets - September 30, 2000
                       (unaudited) and December 31, 1999


                                                   September 30,    December 31,
                                                       2000            1999
                                                  --------------  --------------
Assets                                              (Unaudited)      (Note 2)
Current assets
      Cash                                          $   64,119        $ 462,802
      Prepaid expenses and other current assets         70,388           47,878
                                                  --------------  --------------

Total current assets                                   134,507          510,680

Investment in Healthology, Inc.                      2,816,367                -
Investment in Camber Companies, LLC                  1,845,245        1,845,245
Property and equipment, net                            130,126          169,198
Other assets                                             3,717            8,852
                                                  --------------  --------------
Total assets                                        $4,929,962       $2,533,975
                                                  ==============  ==============



See notes to condensed consolidated financial statements

                     Le@P Technology, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                                   (continued)

                                                                                    September 30,         December 31,
                                                                                        2000                 1999
                                                                                  -----------------    ------------------
                                                                                    (Unaudited)             (Note 2)
Liabilities and shareholders' equity:
Current liabilities:
   Accounts payable                                                                     $   13,106          $ 111,222
   Accrued professional fees                                                               151,185            162,225
   Accrued compensation and related liabilities                                            158,151            290,794
   Note payable                                                                              7,023                  -
   Other liabilities                                                                        52,603             15,000
                                                                                  -----------------    ------------------
Total current liabilities                                                                  382,068            579,241

Commitments and contingencies

Shareholders' equity:
  Subscribed Class A common stock                                                               -             550,000
  Preferred stock, $0.001 par value per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at September 30, 2000
        and December 31, 1999.                                                           2,170,000          2,170,000

  Class A common stock, $0.20 par value per share. Authorized
        99,975,000 shares. Issued 33,199,387 and 32,001,769 shares, and outstanding 33,114,537 and 31,916,919 shares, at September 30, 2000
        and December 31, 1999, respectively.                                             6,639,878          6,400,354

  Class B common stock, $0.20 par value per share. Authorized, issued and outstanding 25,000 shares at September 30, 2000 and
        December 31, 1999.                                                                   5,000              5,000

   Additional paid-in capital                                                           23,540,246         18,249,770
   Accumulated deficit                                                                 (27,757,770)       (25,370,930)
   Treasury stock, at cost, 84,850 shares at September 30, 2000
        and December 31, 1999.                                                             (49,460)           (49,460)
                                                                                  -------------------  ------------------
Total shareholders' equity                                                               4,547,894          1,954,734
                                                                                  -------------------  ------------------

Total liabilities and shareholders' equity                                              $4,929,962        $ 2,533,975
                                                                                  ===================  ==================


See notes to condensed consolidated financial statements

                     Le@P Technology, Inc. and Subsidiaries

       Condensed Consolidated Statements of Operations (unaudited) - Three and Nine Month Periods Ended September 30, 2000 and 1999



                                                               Three Months Ended                  Nine Months Ended
                                                                  September 30,                      September 30,
                                                       ----------------------------------------------------------------------
                                                              2000             1999              2000             1999
Revenue:
   Interest Income                                           $3,348      $        -             $6,330        $      -
                                                       ----------------------------------------------------------------------
                                                              3,348               -              6,330               -
                                                       ----------------------------------------------------------------------

Expenses:
   Salaries and benefits                                    215,866               -            825,803               -
   Professional fees                                        127,868               -            563,770               -
   General and administrative                                67,913               -            276,970               -
                                                       -----------------------------------------------------------------------
Total expenses                                              411,647               -          1,666,543               -
                                                       -----------------------------------------------------------------------

Operating loss                                             (408,299)              -         (1,660,213)              -

Equity in loss of Healthology, Inc.                        (358,593)              -           (726,627)              -
                                                       -----------------------------------------------------------------------

Loss from continuing operations                            (766,892)              -         (2,386,840)              -
Loss from discontinued operations                                 -      (3,848,419)                 -     (13,665,206)
                                                       -----------------------------------------------------------------------

Net loss                                                  $(766,892)    $(3,848,419)       $(2,386,840)   $(13,665,206)
                                                       =======================================================================


Net loss attributable to common stockholders'              $(821,142)    $(3,860,669)       $(2,549,590)   $(13,677,456)
                                                       =======================================================================

Basic and diluted loss per share:
Loss from continuing operations                              $(0.02)              -             $(0.08)              -
Loss from discontinued operations                                 -           (0.12)                 -           (0.72)
                                                       -----------------------------------------------------------------------
Net loss                                                     $(0.02)         $(0.12)            $(0.08)         $(0.72)
                                                       =======================================================================

Basic and diluted shares outstanding                     33,034,827      31,643,524         32,614,294      19,003,514
                                                       =======================================================================


See notes to condensed consolidated financial statements

                     Le@P Technology, Inc. and Subsidiaries

       Condensed Consolidated Statements of Cash Flows (unaudited) - Nine
                    Months Ended September 30, 2000 and 1999


                                                                               Nine Months Ended
                                                                                  September 30,
                                                                       ---------------------------------
                                                                              2000             1999
Operating activities
Net loss                                                                 $(2,386,840)     $(13,665,206)
Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation                                                               31,560                --
   Issuance of stock for services                                             30,000                --
   Loss on leasehold improvements written off                                 10,692
   Equity in loss of Healthology, Inc.                                       726,627                --
   Loss from discontinued operations                                              --        13,665,206
   Changes in operating assets and liabilities:
     Prepaid expenses and other current assets                               (22,510)               --
     Other assets                                                              5,135                --
     Accounts payable                                                        (98,116)               --
     Accrued compensation and related liabilities                           (132,643)               --
     Accrued professional fees                                               (11,040)               --
     Other liabilities                                                        37,603                --
                                                                       ---------------------------------
Net cash used in operating activities                                     (1,809,532)               --

Investing activities
Purchases of property and equipment                                           (3,180)               --
Investment in Healthology, Inc.                                           (3,542,994)               --
                                                                       ---------------------------------
Net cash used in investing activities                                     (3,546,174)               --

Financing activities
Proceeds from note payable                                                    61,816                --
Repayment of note payable                                                    (54,793)               --
Issuance of Class A common stock                                           4,950,000                --
                                                                       ---------------------------------
Net cash provided by financing activities                                  4,957,023                --

Discontinued operations:
   Operating activities                                                           --       (13,247,343)
   Investing activities                                                           --        (2,920,355)
   Financing activities                                                           --        16,167,698
                                                                       ---------------------------------
Net cash used by discontinued operations                                          --                --

Net change in cash                                                          (398,683)               --
Cash at beginning of period                                                  462,802                --
                                                                       ---------------------------------
Cash at end of period                                                        $64,119      $         --
                                                                       =================================

See notes to condensed consolidated financial statements

                     Le@P Technology, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                               September 30, 2000
                                   (Unaudited)
1.       The Company

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

During March 2000, the Company purchased an approximate 21% interest in Healthology, Inc. ("Healthology"), a privately held, online media company. Such interest was reduced to approximately 15% in August 2000 after Healthology secured additional equity financing. See Note 3, "Investment in Healthology."

The Company also has an approximate 6% interest in Camber Companies, LLC ("Camber"), a company specializing in multidisciplinary, musculoskeletal care.

Discontinued Operations

On September 30, 1999, the Company's wholly-owned subsidiary, OH, Inc. ("OHI") was acquired by a third party. The activities of OHI constituted the only active business of the Company during 1999. The activities of OHI prior to October 1, 1999 are shown as discontinued operations in the accompanying consolidated financial statements. Revenue from discontinued operations was $2,006,530 and $6,446,012 for the three and nine-month periods ended September 30, 1999, respectively and is included as part of the loss from discontinued operations in the accompanying consolidated statements of operations.

Operating Losses and Cash Flow Deficiencies

The Company has incurred losses and will continue to require additional funding as it carries out its acquisition and investment strategy. Until such time as the Company's operations generate positive cash flow, or another source of funding is established, the Company will remain dependent upon external sources of capital.

                     Le@P Technology, Inc. and Subsidiaries

                               September 30, 2000
                                   (Unaudited)

On September 30, 1999, the Company's Chairman and majority stockholder agreed to provide Le@P, either directly or through his affiliates (collectively, the "Majority Stockholder"), funding of up to $10,000,000 to be used to fund working capital requirements and future acquisitions, as approved by the Company's Board of Directors (the "Funding Commitment"). See Note 4, "Funding Commitment." Through September 30, 2000, the Company had received $5,500,000 of the Funding Commitment. Management is considering alternatives to enable the Company to continue meeting its current and projected cash requirements, or will attempt to further reduce those requirements to a manageable level.


2.       Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

                     Le@P Technology, Inc. and Subsidiaries

                               September 30, 2000
                                   (Unaudited)

Consolidation

The accompanying financial statements include the accounts of Le@P Technology, Inc. and its wholly- owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Investments in Partner Companies in which Le@P owns 50% or less of the outstanding voting securities, and in which significant influence is exercised, are accounted for under the equity method. Significant influence is presumed at a 20% ownership level; however Le@P may apply the equity method for investments in which it acquires less than 20% of the voting interest if it then exerts significant influence through representation on a Partner Company's Board of Directors and other means. All other investments for which the Company does not have the ability to exercise significant influence are accounted for on the cost method. Such investments are stated at the lower of cost or net realizable value. Through September 30, 2000, the Company has accounted for its investment in Healthology under the equity method and its investment in Camber under the cost method.

Partner Company Investments

Under the equity method, the Company's proportionate share of Partner Company net income or loss is included in the Company's Condensed Consolidated Statements of Operations. The amount by which the Company's carrying value exceeds its share of the underlying net assets of a Partner Company accounted for under the equity method is amortized on a straight-line basis over five years as an adjustment to the Company's share of the Partner Company's net income or loss.

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

                               September 30, 2000
                                   (Unaudited)

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

The Company acquired approximately 3.2 million shares of Healthology Series A Convertible Voting Preferred Stock ("Healthology Preferred Shares") at a total cost of approximately $3.5 million. The Company obtained the funds for the Healthology acquisition through a capital contribution from its majority stockholder pursuant to the Funding Commitment as described in Note 4 herein.

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

During August 2000, Healthology received an additional equity investment of $6.0 million from a strategic, third party investor. Such investment was in the form of preferred stock with terms similar to those held by Le@P. Following this new investment, the Company's interest in the equity of Healthology is approximately 14.8%.

In connection with the third party investment in Healthology, the Company granted Healthology a put option which, if exercised, would require Le@P to purchase 800,000 shares of Healthology common stock at $1.25 per share, for aggregate consideration of $1,000,000 (the "Put Option"). The purchase price of $1.25 represents a premium over the current market value of Healthology equity securities. The term of the option is from January 1, 2001 to December 31, 2001, subject to earlier termination under certain circumstances.

                     Le@P Technology, Inc. and Subsidiaries

                               September 30, 2000
                                   (Unaudited)

The Company's shares of Healthology Preferred Stock have certain super-majority voting rights for the election of directors. In general, so long as the Put Option is in effect, the Company is entitled to voting rights equal to the number of shares of Healthology common stock as will guarantee that the Company, solely for the purposes of electing directors, has no less than 26% of the voting power of the outstanding capital stock of Healthology and will be the single largest such voting stockholder (the "Super-Voting Right"). In order to maintain the Super-Voting Right, the Company must also exercise its preemptive rights on future issuances of securities by Healthology. In addition, the Company or its permitted transferees must retain its current stock in Healthology.

Presented below is unaudited selected pro forma financial information for the nine-month periods ended September 30, 2000 and 1999 as if the acquisition of Healthology had occurred at the beginning of each period. The unaudited pro forma financial information is provided for informational purposes only and should not be construed to be indicative of the Company's consolidated results of operations had the acquisition been consummated on the dates assumed and do not project the Company's results of operations for any future period:

                                              Nine-Months Ended September 30,
                                            ------------------------------------
Pro-Forma:                                        2000              1999

         Net revenues                            $     6,331    $           -
                                            ====================================

         Loss from continuing operations         $(4,455,913)   $      (13,986)
                                            ====================================

         Net loss                                $(4,455,913)   $  (14,191,442)
                                            ====================================

         Basic and diluted loss per share        $     (0.14)   $        (0.75)
                                            ====================================

                     Le@P Technology, Inc. and Subsidiaries

                               September 30, 2000
                                   (Unaudited)

Presented below is unaudited selected financial information for Healthology for the three and nine-month periods ended September 30, 2000 and 1999.


                                        Three-Months Ended                    Nine-Months Ended
                                           September 30,                        September 30,
                                -----------------------------------  ------------------------------------
Healthology, Inc.:                     2000             1999                2000             1999
         Net revenues              $     323,000      $    300,000      $   809,000       $   531,000
                                ===================================  ====================================

         Gross profit (loss)       $    (221,000)     $    106,000      $  (635,000)      $   170,000
                                ===================================  ====================================

         Net loss                  $  (1,265,000)     $    (52,000)     $(2,876,000)      $  (205,000)
                                ===================================  ====================================

At September 30, 2000, the carrying value of the Company's investment in Healthology exceeded the Company's equity in the underlying net assets of Healthology by approximately $1,800,000. The Company's consolidated results of operations for the three and nine-month periods ended September 30, 2000 include its proportionate share of Healthology's net loss of $215,705 and $440,851 and amortization of the Company's net excess investment over its equity in Healthology of $142,888 and $285,776, respectively. The aggregate of these amounts, $358,593 and $726,627, respectively for the three and nine-month periods ended September 30, 2000, is included in the accompanying Statements of Operations as Equity in Loss of Healthology.


A Company director is a principal in an investment-banking firm that provided services to the Company relating to the Healthology acquisition and subsequently advised Healthology on the additional equity investment by a third party.


4.       Funding Commitment

In connection with the Funding Commitment, through September 30, 2000, the Majority Stockholder contributed $5,500,000 to the Company. Of this amount, approximately $3,544,000 was to fund the investment in Healthology and related transaction expenses, and $1,956,000 was to fund operating expenses. In consideration of these contributions, the Company has issued 1,047,618 shares of the Company's Class A Common Stock at a purchase price of $5.25 per share.

                     Le@P Technology, Inc. and Subsidiaries

                               September 30, 2000
                                   (Unaudited)

As of September 30, 2000, an additional $4,500,000 (the "Additional Funds") was available to the Company pursuant to the Funding Commitment. The Board of Directors of the Company and the Majority Stockholder agreed that such Additional Funds represent a subscription for additional shares of the Company's Class A Common Stock at $5.25 per share (an aggregate of 857,143 shares when the remaining $4,500,000 is contributed).


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

6.       Loss Per Share

In February 2000, the Company granted 1.2 million options for shares of common stock to employees pursuant to its 1999 Long-Term Incentive Plan. At September 30, 2000, there were a total of 2.9 million options for shares of common stock outstanding. Options were not included in the computation of loss per share for the three and nine-month periods ended September 30, 2000 and 1999 because their effect would have been anti-dilutive.

The net loss attributable to common stockholders from continuing operations and from discontinued operations for the three and nine-month periods ended September 30, 2000 includes undeclared dividends on cumulative preferred stock of $54,250 and $162,750 respectively. For the three and nine-month periods ended September 30, 1999, the net loss attributable to common stockholders from discontinued operations includes undeclared dividends on cumulative preferred stock of $12,250.

    Item 2.       Management's Discussion and Analysis or Plan of Operation


Business Strategy

Le@P Technology, Inc. ("Le@P" or the "Company") seeks to expand its investment in Internet, business-to-business ("B2B") e-commerce type companies, while maintaining a focus on the healthcare industry. Le@P's operating strategy is to acquire or make strategic investments in companies that provide services in healthcare and life sciences, with particular interest in information technology companies with Internet applications. The Company intends to utilize the substantial healthcare skills, experience and industry contacts of its management and Board of Directors in the development of a network of investment and acquisition candidates (referred to herein as "Partner Companies"). Le@P further intends to foster innovation and growth among its Partner Companies by providing the opportunity for the exchange of ideas among those companies and encouraging collaborative ventures among them.

Although the Company's focus is on Internet and B2B e-commerce companies, the Company may also consider acquisitions of, or investments in, non-Internet companies, primarily in healthcare related fields.

Partner Company Strategy

The Company is pursuing acquisitions and investments in Internet and B2B e-commerce companies, with a focus on the healthcare industry. Typically, the Company receives business plans from early stage companies seeking equity financing. Information received is evaluated to determine if the potential Partner Company's business is within Le@P's investment parameters. The Company will generally consider investment in Partner Companies with a clearly defined product or service, experienced and financially committed management, and some operational history.

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

Healthology Acquisition

Le@P's first Internet, B2B investment was completed in March 2000, with the purchase of a 21% interest in Healthology, Inc. ("Healthology"), a privately held, online health media company. Le@P purchased approximately 3.2 million shares of the Series A Convertible Voting Preferred Stock ("Healthology Preferred Stock") of Healthology (the "Healthology Transaction") for $3.5 million in cash, representing an approximate 21% interest in the issued shares of Healthology. Healthology produces and distributes original Healthcare Internet content generated by health professionals. Healthology's content is in-depth, topic-focused and event-driven and is delivered in various formats, including text articles and live audio/video webcast programs (streaming media). Healthology delivers its proprietary content to consumers on the Internet via the web sites of various distribution partners and portal customers, as well as websites it has developed.

As described in Note 3 of the Company's September 30, 2000 financial statements included in Part I, Item 1 of this Form 10-QSB, on August 3, 2000, Healthology received additional equity financing on terms similar to those afforded Le@P in the amount of $6.0 million from Communicade, Inc., a wholly-owned subsidiary of Omnicom Group, Inc. (collectively, "Omnicom") (NYSE:OMC). According to Omnicom's December 31, 1999 Annual Report on Form 10-K, Omnicom was ranked as the largest advertising agency group worldwide based on unaudited industry-wide figures published in 1999 by the trade journal Advertising Age. As a result of such additional financing, the Company's equity interest was reduced to approximately 15% of the issued shares of Healthology.

Based on discussion with Healthology management, the Company believes that Omnicom will provide Healthology access to a larger base of potential advertisers and sponsors for its online health content. Omnicom provides corporate communications services to clients worldwide on a global, pan-regional, national and local basis. The corporate communications services offered by Omnicom include advertising in various media such as television, radio, newspaper, magazines, outdoor and the internet, as well as public relations, specialty advertising, direct response and promotional marketing, strategic media planning and buying, and internet and digital media development.

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

As part of the Omnicom investment, the Company entered into certain amended and restated agreements with Healthology relating to its investment. Copies of such amended and restated agreements are included as Exhibits to the Company's June 30, 2000 10-QSB and the discussion herein is qualified in its entirety by reference to such agreements. The Company's shares of Healthology Preferred Stock have certain super-majority voting rights for the election of directors. In general, so long as the Put Option is in effect, the Company is entitled to voting rights equal to the number of shares of Healthology common stock as will guarantee that the Company, solely for the purposes of electing directors, has no less than 26% of the voting power of the outstanding capital stock of Healthology and will be the single largest such voting stockholder (the "Super-Voting Right"). In order to maintain the Super-Voting Right, the Company must also exercise its preemptive rights on future issuances of securities by Healthology. In addition, the Company or its permitted transferees must retain its current stock in Healthology.

Additionally, following the Omnicom investment, Healthology's Board of Directors continues to include two representatives selected by Le@P, and the Company has certain anti-dilution rights, registration rights, tag-along rights and preemptive rights, and are subject to certain drag-along rights.

For further discussion of the Healthology Transaction, please refer to Note 3 of the Company's September 30, 2000 financial statements included in Part I, Item 1 of this Form 10-QSB and to the Company's Form 8-K dated March 1, 2000.

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

Since the fourth quarter of 1999, the Company has funded its operations and the Healthology acquisition through proceeds from the Funding Commitment described in Note 4 of the Company's September 30, 2000 condensed consolidated financial statements included in Part I, Item 1 and in Part II Item 2 of this Form 10-QSB.

The Company anticipates that, at the current level, its operating loss for the twelve-month period ending September 30, 2001 will be between $1.6 million and $1.8 million. As previously indicated, the Company has granted Healthology the Put Option which could require the Company to purchase an additional $1 million of Healthology Common Stock. In addition, under certain conditions, the Company is required to participate in any future rounds of Healthology financing in order to maintain its current ownership interest and its Super-Voting Right. The Company believes that the balance of the funds available to it pursuant to the Funding Commitment will allow it to meet these anticipated cash requirements and to make additional Partner Company investments.

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

Management believes that the current level of operating expenses can support additional Partner Company investments. Nevertheless, should the Company be unable to attract additional funding, operations beyond the third quarter of 2001 would be materially curtailed.

Investment in Camber

The Company's investment in Camber had a carrying value of approximately $1.8 million at September 30, 2000, representing Le@P's historical cost basis. Camber operates clinics in Florida, California and Pennsylvania specializing in multidisciplinary, musculoskeletal care. Camber had a net loss of $1.0 million for the nine months ended September 30, 2000 which is substantially less than the prior year loss of $7.0 million. Camber's operating income through September 30, 2000, was $581,000 before deductions for depreciation, amortization, interest, taxes and loss on sale of assets. Camber, which began operations in 1998, has incurred significant losses while developing its business strategy. Camber management anticipates that its current business plan will provide for significant profitability through the acquisition of, and affiliation with, a significant number of additional clinics. At this time, the Company is unable to determine whether the growth through acquisitions contemplated by Camber can be made without substantial dilution of the Company's interest. Should such acquisitions be made and funded with additional equity financing by Camber, the Company's interest may be diluted. Significant dilution of the Company's interest could result in the impairment of the value of the Camber investment which would require a write-down of some or all of said investment.

Changes in Financial Condition and Results of Operations

The discussion below relates to material changes in financial condition from December 31, 1999 to September 30, 2000 and to material changes in results of operations when comparing the third quarter of 2000 to the second quarter of 2000. The Company does not believe that it is meaningful to compare changes from the corresponding interim periods in the preceding year due to the significant change in the Company's operations when its only operating subsidiary, OH, Inc. ("OHI") was acquired by a third party on September 30, 1999. Please refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 for information on the disposal of OHI. The operations of OHI are shown as discontinued operations in the financial statements included in Part I, Item 1 of this Form 10-QSB. All amounts in the discussion below are approximate.

Financial Condition at September 30, 2000 compared to December 31, 1999

Total assets increased during the nine-months ended September 30, 2000 by $2.4 million to $4.9 million due primarily to the increase in the Company's investment in Healthology. The Company's investment in Healthology of $2.8 million at September 30, 2000 results from cost of the investment of $3.5 million less $727,000, representing the Company's non-cash charge for its equity in the loss of Healthology for the nine-months ended September 30, 2000 (see further discussion below regarding such charge).

Results of Operations for the Three Months Ended September 30, 2000 Compared to the Three Months Ended June 30, 2000.

The Company incurred a net loss of $767,000 for the third quarter of 2000 which represents a decrease of $140,000 or 15% from the second quarter 2000 loss of $907,000. The decrease in net loss resulted from lower operating expenses for the quarter. Such expenses were $412,000 for the third quarter, a decrease of $129,000 or 24% from the previous quarter.

The Company completed its investment in Healthology during March 2000. Following such investment, and pursuant to the equity method of accounting, the Company began recording its equity in the loss of Healthology during the second quarter 2000 as set forth below.

                                                                                                  Nine-Months
                                                           Three Months Ended                        Ended
                                          ------------------------------------------------------
                                            Sep. 30, 2000     June 30, 2000    Mar. 31, 2000     Sep. 30, 2000
                                            -------------     -------------    -------------     -------------


Healthology net loss                        $ (1,265,000)     $ (1,082,000)    $ (529,000)       $ (2,876,000)

Company's proportionate share of
Healthology's net loss                          (216,000)         (225,000)             -            (441,000)

Amortization of amount by which
the carrying value of the Company's
investment in Healthology exceeds
its share of the underlying net
assets of Healthology                           (143,000)         (143,000)             -            (286,000)
                                          -----------------------------------------------------------------------

Equity in the loss of Healthology           $   (359,000)     $   (368,000)    $        -        $   (727,000)
                                          =======================================================================

Amortization of the amount by which the Company's carrying value exceeds its share of the underlying net assets of Healthology is being amortized on a straight-line basis over five years as an adjustment to the Company's share of Healthology's net income or loss.

Generally, pursuant to the equity method of accounting, when a Company's ownership interest in an investee drops below 20%, the equity method of accounting is no longer applicable and the Company uses the cost method of accounting. Under the cost method, investments are stated at the lower of cost or net realizable value and no charge is recorded for the Company's equity in income or loss of the investee. Following the Omnicom investment in Healthology on August 3, 2000, the Company's interest in the issued equity securities of Healthology declined to approximately 14.8%. Despite this lower ownership interest, the Company continues to exercise influence on the operations of Healthology, primarily by virtue of the contractual right to maintain two seats on Healthology's Board of Directors and its Super-Voting Right. Accordingly, the Company has continued to apply the equity method of accounting for its investment in Healthology following the Omnicom investment.

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

PART II. OTHER INFORMATION


    Item 1.       Legal Proceedings


See Note 5 of the Company's September 30, 2000 financial statements included in
Part I, Item 1 of this Form 10-QSB.

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

Pursuant to the Funding Commitment, an additional 276,190 shares of common stock were issued to the Majority Stockholder through September 30, 2000 for $1,450,000 contributed to the Company during the second and third quarters of 2000.

As of September 30, 2000, $4,500,000 of Additional Funds were available to the Company pursuant to the Funding Commitment. Such Additional Funds represent a subscription for shares of the Company's Class A Common Stock at $5.25 per share (an aggregate of 857,143 shares when the remaining $4,500,000 is contributed).

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

The results of the voting on the various proposals is as follows:

Proposal 1:  The election of directors of the Corporation.
----------

                                       For           Withheld          Non-Vote
                                       ---           --------          --------
   Class A Directors:
   ------------------
   Thomas M. Ferguson             31,556,833              250                 0
   John J. Rydzewski              31,556,833              250                 0
   Jose B. Valle                  31,556,833              250                 0
   Laurence B. Brody, DDS         31,556,833              250                 0

                                       For           Withheld          Non-Vote
                                       ---           --------          --------
   Class B Directors:
   ------------------
   M. Lee Pearce, M.D.                25,000                0                 0
   Robert G. Tancredi, M.D.           25,000                0                 0
   Timothy C. Lincoln                 25,000                0                 0


Proposal 2:   Amend the Certificate of Incorporation in order to change
----------    the name of the Company to Le@P Technology, Inc.

                    For              Against          Abstain          Non-Vote
                    ---              -------          -------          --------
                 31,581,783              150              150                 0

Proposal 3: Ratification of Ernst & Young, LLP as independent auditors.
----------
                    For              Against          Abstain          Non-Vote
                    ---              -------          -------          --------
                 31,581,958               25              100                 0


    Item 6.       Exhibits and Reports on Form 8-K


(a)      Exhibits

         27       Financial Data Schedule.


(b)      Reports on Form 8-K

                  None

SIGNATURE



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        LE@P TECHNOLOGY, INC.,


Dated:  November 13, 2000               By:       /s/ Robert G. Tancredi, M.D.
                                                  ----------------------------
                                                      Robert G. Tancredi, M.D.
                                         President and Chief Executive Officer

                                                      (Duly Authorized Officer)