Form 10-K
period 2000-12-31
LEAP TECHNOLOGY INC / DE
filed 2001-03-30
CIK 110027

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
================================================================================


                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2000


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to __________________

                         Commission file number: 0-5667
                              LE@P TECHNOLOGY, INC.
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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [XXX]  No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its fiscal year ended December 31, 2000 were $0.

The aggregate market value of the common equity held by non-affiliates as of February 28, 2001 was approximately $1.5 million based on the $1.188 closing bid price for the common stock quoted on the OTC Bulletin Board on such date. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

The number of shares of Class A Common Stock of the issuer outstanding as of February 28, 2001 was 33,305,013. The number of shares of Class B Common Stock of the issuer outstanding as of February 28, 2001 was 25,000.


                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the issuer Proxy Statement for its Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, which will be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-KSB.
================================================================================

Transitional Small Business Disclosure Format:  Yes [  ]    No [XXX]

                                FORM 10-KSB INDEX
                                                                           PAGE

GENERAL


PART I   .....................................................................2

ITEM 1.  DESCRIPTION OF BUSINESS..............................................2

ITEM 2.  DESCRIPTION OF PROPERTIES............................................7

ITEM 3.  LEGAL PROCEEDINGS....................................................7

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................7

PART II  .....................................................................8

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............8

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION.......................................9

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................14

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE............................................14

PART III ....................................................................15

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT..................15

ITEM 10. EXECUTIVE COMPENSATION..............................................15

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......15

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................15

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K....15

PART I

ITEM 1.  DESCRIPTION OF BUSINESS


Business Strategy

Le@P Technology, Inc.'s ("Le@P" or the "Company") operating strategy is to acquire or make strategic investments in companies that provide products or services in the healthcare and life sciences industries, with particular interest in information technology companies. The Company's operating strategy has evolved to place less emphasis on Internet and business-to-business ("B2B") e-commerce companies, while retaining a focus on companies in the healthcare and life-sciences industries with product, service, or information technology capabilities. The Company intends to utilize the substantial healthcare skills, experience and industry contacts of its management and Board of Directors in the development of a network of investment and acquisition candidates (referred to herein as "Partner Companies"). Le@P further intends to foster innovation and growth among its Partner Companies by providing the opportunity for the exchange of ideas among those companies and encouraging collaborative ventures among them. Please also see "Management's Plan of Operation" below.

Although the Company's focus is on emerging companies, the Company may also consider acquisitions of, or investments in more established companies.

The Company believes that emerging technology companies face significant challenges, such as, developing a successful business model, building corporate infrastructure, and finding and retaining qualified people.

Many of the companies which Le@P evaluates have been recently formed and require sales and marketing, executive recruiting and human resources, information technology, and finance and business development assistance. These companies also require extensive capital as significant resources may be required to build technological capabilities and internal operations.


Competition

Le@P operates in a highly competitive, rapidly evolving business environment both through the operations of its Partner Companies and through its identification of prospects for future acquisition or investment. The markets in which our current Partner Companies and any future Partner Companies operate are characterized by rapid technological change, frequent new product and service introductions and evolving industry standards. Competitors include a wide variety of companies and organizations, many with greater financial and technical resources than the Partner Companies and Le@P.

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

Healthology Acquisition

On March 27, 2000, the Company completed the purchase of an approximate 21% interest in the issued and outstanding shares of Healthology, Inc. ("Healthology") (such interests have been computed on an as-converted basis). Healthology is a privately held, health media company based in New York, NY that produces and distributes original healthcare content generated by health professionals. Healthology's content is in-depth, topic-focused and event-driven and is delivered in various formats, including text articles and live audio/video webcast programs (streaming media). Healthology delivers its original content through its own website and the sites of distribution partners by co-branding, re-branding and licensing arrangements.

Through December 31, 2000, the Company has acquired approximately 3.2 million shares of Healthology Series A Convertible Voting Preferred Stock ("Healthology Preferred Shares") for $3.2 million plus related costs of approximately $300,000. The Company obtained the funds for the Healthology acquisition through a capital contribution from its majority stockholder pursuant to the Funding Commitment as described in Note 4 of the Company's December 31, 2000 consolidated financial statements included in Part II, Item 7 of this Form 10-KSB.

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

As described in Note 3 of the Company's December 31, 2000 consolidated financial statements included in Part II, Item 7 of this Form 10-KSB, on August 3, 2000, Healthology received additional equity financing on terms similar to those afforded Le@P in the amount of $6.0 million from Communicade, Inc., a wholly-owned subsidiary of Omnicom Group, Inc. (collectively, "Omnicom") (NYSE:OMC). According to recent press releases by Omnicom, Omnicom is one of the largest advertising agency groups worldwide. As a result of such additional financing, the Company's equity interest was reduced to approximately 15% of the issued and outstanding shares of Healthology.

In connection with Omnicom's investment in Healthology, the Company granted Healthology a put option which would require Le@P to purchase 800,000 shares of Healthology common stock at $1.25 per share (the "Put Option"). Subsequent to December 31, 2000, Healthology exercised the Put Option and, on February 5, 2001, Le@P purchased 800,000 shares of Healthology common stock for $1,000,000. Le@P's interest in Healthology increased to approximately 18% of the issued and outstanding capital stock of Healthology as a result of the purchase of these additional shares. Like many companies operating in the Internet industry environment, it is anticipated that Healthology will need to raise significant additional capital in order to continue its operations.

As part of the Omnicom investment, the Company entered into certain amended and restated agreements with Healthology relating to its investment. Copies of such amended and restated agreements are included as Exhibits to the Company's June 30, 2000 10-QSB and the discussion herein is qualified in its entirety by reference to such agreements. The Company's shares of Healthology Preferred Stock have certain super-majority voting rights for the election of directors. In general, until December 31, 2001, the Company is entitled to voting rights equal to the number of shares of Healthology common stock as will guarantee that the Company, solely for the purposes of electing directors, has no less than 26% of the voting power of the outstanding capital stock of Healthology and will be the single largest such voting stockholder (the "Super-Voting Right"). In order to maintain the Super-Voting Right, the Company must also exercise its preemptive rights on future issuances of securities by Healthology. In addition, the Company or its permitted transferees must retain its current stock in Healthology.

Additionally, following the Omnicom investment, Healthology's Board of Directors continues to include two representatives selected by Le@P, and the Company has certain anti-dilution rights, registration rights, tag-along rights and preemptive rights, and are subject to certain drag-along rights.

For further discussion of the Company's investment in Healthology, please refer to the Company's Forms 8-K dated March 1, 2000 and February 5, 2001, Form 10-QSB for the quarter ended June 30, 2000 and Note 3 of the Company's December 31, 2000 consolidated financial statements included in Part II, Item 7 of this Form 10-KSB.

Government Regulations and Legal Uncertainties

A company that owns investment securities having a value exceeding 40% of the value of its total assets is subject to registration and regulation as an investment company unless it qualifies for a statutory or regulatory exclusion or exemption from investment company status. The term "investment securities" does not include securities of other companies controlled primarily by Le@P. The Company believes that based upon its current asset mix, it will not be treated as an investment company. The Company believes that its investment in Healthology will not be considered an "investment security" so long as the Super-Voting Right remains in effect. As a consequence of the amendments to the Healthology Transaction in August 2000, the Company's Super-Voting Right is scheduled to terminate on December 31, 2001 and may terminate prior to such time. If at the time the Company loses the Super-Voting Right (or if the value of the Company's investment in Healthology should become materially impaired) its relative asset values have not changed to include more assets controlled primarily by the Company and the Company does not qualify for any other exclusion or exemption afforded by the 1940 Act, it may be required either to register as an investment company or take significant business actions that are contrary to its business objectives in order to avoid being required to register as an investment company. For example, the Company might be compelled to acquire additional assets that it might not otherwise have acquired, be forced to forgo opportunities to acquire interests in companies or other assets or be forced to sell or refrain from selling such interests or assets. In addition, the Company might need to sell certain assets which are considered to be investment securities.

There are presently few laws or regulations directed specifically at e-commerce. However, because of the Internet's popularity and increasing use, new laws and regulations may be adopted. The enactment of any additional laws or regulations may impede the growth of the Internet and B2B e-commerce, which could decrease the revenue of any of our Partner Companies operating in such industries and place additional financial burdens on them.

History of Le@P Technology, Inc.

The Company was organized in March 1997 under the laws of the State of Delaware and is the successor to the then registrant, Seal Fleet, Inc., as more fully described herein. As more fully described below, when used in this report, the terms "Le@P" and the "Company" refer to (a) prior to April 2, 1999, Seal Holdings and its subsidiaries or its predecessor companies unless the context indicates otherwise and (b) for April 2, 1999 forward, OH, Inc. and its subsidiaries and predecessor company.

At the Annual Meeting of Stockholders held on May 14, 1997, the Company's state of incorporation was changed from Nevada to Delaware as a result of the merger of the Company into its wholly-owned subsidiary, Seal Holdings Corporation, a Delaware corporation. At the Annual Meeting of Stockholders held on July 5, 2000, the Company's name was changed to Le@P Technology, Inc.


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

In mid-1998, negotiations began with Kohlberg & Company ("Kohlberg"), a private investment firm to combine PCMC's physician practice management business with Camber Companies, LLC, a Delaware limited liability company ("Camber") with a majority interest held by Kohlberg. As a result of a transaction which closed on November 6, 1998, Camber adopted PCMC's business plan, and Le@P and Monstanto became interest holders in Camber with Le@P owning a 6% interest in Camber, which it continues to hold today. In addition, Kohlberg and other investors agreed to provide, and subsequently did provide, Camber with equity funding of $21.4 million. Thomas M. Ferguson, the then Chairman and a current Director of Le@P, became a Director of Camber.

OHI Reverse Acquisition

Effective April 2, 1999, Le@P (which for periods prior to April 2, 1999 is referred to herein as the "Acquiree") and OH, Inc., a Florida corporation ("OHI"), whose primary operating assets consisted of a comprehensive outpatient medical, diagnostic and surgical facility and physician practice business, entered into an Agreement and Plan of Exchange whereby 100% of the outstanding common stock of OHI was exchanged for 91% of the outstanding common stock of the Acquiree on a fully diluted basis (including outstanding options to purchase Acquiree shares). Accordingly, the acquisition was treated for financial reporting purposes as a reverse acquisition, with OHI (the "Acquirer") as the accounting acquirer. In connection with the aforementioned transaction, the Company's stockholders voted to increase the number of authorized shares of the Company's Class A Common Stock from 14,975,000 to 99,975,000 at the 1999 Annual Meeting of Stockholders.

The historical financial statements beginning on page F-1 of this Form 10-KSB are those of OHI, the accounting acquirer, even though the Company elected to use the name Le@P Technology, Inc. for periods subsequent to the effective date of the reverse acquisition. Accordingly, those financial statements do not reflect the operations of PCMC or its subsequent sale to Camber.

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


Oakridge Transaction - Discontinued Operations

The Company's strategy for OHI's business was based upon its belief that sophisticated outpatient medical, diagnostic and surgical facilities would become the preferred delivery model for a significant portion of healthcare. During 1998 and 1999, the Company developed and operated the Oakridge Comprehensive Outpatient Center (the "Oakridge Center") as its first sophisticated outpatient facility.

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


Employees

As of March 25, 2001, Le@P had three full-time employees.

ITEM 2.  DESCRIPTION OF PROPERTIES

On October 1, 1999, Le@P entered into a lease with an affiliate of its majority stockholder, M. Lee Pearce, MD ("Pearce") for 2,060 square feet of space for its corporate offices in Fort Lauderdale, Florida. The lease expires in 2004 and currently has an annual base rental rate of approximately $42,000, adjusted annually for inflation.


ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in litigation relating to the offshore supply business conducted prior to August 14, 1996 by certain inactive subsidiaries of Le@P. The cases are maritime asbestos claims against the Company's subsidiaries. On May 1, 1996, the asbestos claims were administratively dismissed subject to reinstatement on motion of plaintiff's counsel. These cases may be reinstated in the future. At the present time, the Company does not believe such cases will have a material adverse impact upon the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.









                       THIS SPACE INTENTIONALLY LEFT BLANK

PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
MARKET INFORMATION

The Company's Class A Common Stock is traded on the OTC Bulletin Board ("OTCBB"), under the symbol LPTC. The following table sets forth the range of high and low bid prices per share of the Company's Class A Common Stock for each of the quarters during the years ended December 31, 1999 and 2000, as reported on the OTCBB system. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

               PRICE PERIOD              HIGH           LOW
               ------------             ------        -------
              1999
                  First Quarter         $ 6.25         $  2.63
                  Second Quarter          5.25            2.50
                  Third Quarter           4.50            2.63
                  Fourth Quarter          3.75            1.44

              2000
                  First Quarter           4.13            1.75
                  Second Quarter          2.69             .75
                  Third Quarter           1.38             .88
                  Fourth Quarter          1.88             .75


There is no public market for the Class B Common Stock or the Series B Preferred Stock, 2,170 shares, all of which are issued to entities beneficially owned by Pearce.


Holders

The number of stockholders of record as of February 28, 2001, was 1,514 for the Class A Common Stock.


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


Recent Sales of Securities

In accordance with the terms of a Funding and Subscription Commitment Dated March 30, 2000, between the Company and the Company's majority stockholder and certain of his affiliates (the "Majority Stockholder"), during the fourth quarter of 2000, the Company sold an aggregate of 190,476 shares of its Class A Common Stock to the Majority Stockholder at a price of $5.25 per share for an aggregate consideration of $1 million. These funds were used for general working capital purposes and, in part, toward the funding of the Company's investments in the first quarter of the year 2001. The foregoing issuances of securities to the Majority Stockholder were exempt from registration under federal securities laws pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION

Business Strategy

Le@P Technology, Inc.'s ("Le@P" or the "Company") operating strategy is to acquire or make strategic investments in companies that provide products or services in the healthcare and life sciences industries, with particular interest in information technology companies. The Company's operating strategy has evolved to place less emphasis on Internet and business-to-business e-commerce companies, while retaining a focus on companies in the healthcare and life-sciences industries with product, service, or information technology capabilities. The Company intends to utilize the substantial healthcare skills, experience and industry contacts of its management and Board of Directors in the development of a network of investment and acquisition candidates (referred to herein as "Partner Companies"). Le@P further intends to foster innovation and growth among its Partner Companies by providing the opportunity for the exchange of ideas among those companies and encouraging collaborative ventures among them.

Although the Company's focus is on emerging companies, the Company may also consider acquisitions of, or investments in more established companies.

Partner Company Strategy

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

Healthology Acquisition

Le@P's first healthcare information technology investment was completed in March 2000, with the purchase of a 21% interest in Healthology, Inc. ("Healthology"), a privately held, health-media company. Le@P purchased approximately 3.2 million shares of the Series A Convertible Voting Preferred Stock ("Healthology Preferred Stock") of Healthology (the "Healthology Transaction") for $3.2 million in cash, (plus approximately $300,000 of related costs) then representing an approximate 21% interest in the issued shares of Healthology.

As a result of Omnicom's investment in Healthology in August 2000, the Company's equity interest was reduced to approximately 15% of the issued and outstanding shares of Healthology. At that time, the Company granted Healthology a put option which would require Le@P to purchase 800,000 shares of Healthology common stock at $1.25 per share (the "Put Option"). Subsequent to December 31, 2000, Healthology exercised the Put Option and, on February 5, 2001, Le@P purchased 800,000 shares of Healthology common stock for $1,000,000. Le@P's interest in Healthology increased to approximately 18% of the issued and outstanding capital stock of Healthology as a result of the purchase of these shares.

Investment in Camber

The Company's investment in Camber had a carrying value of approximately $1.8 million at December 31, 2000, representing Le@P's historical cost basis. Camber operates clinics in Florida, California and Pennsylvania specializing in multidisciplinary, musculoskeletal care. Camber had a net loss of $1.1 million for the year ended December 31, 2000 which is substantially less than the prior year loss of $8.1 million. Camber's operating income for the year ended December 31, 2000, was $878,000 before deductions for depreciation, amortization, interest, taxes and loss on sale of assets. Camber, which began operations in 1998, has incurred significant losses while developing its business strategy. Camber management anticipates that its current business plan will provide for significant profitability through the acquisition of, and affiliation with, a significant number of additional clinics. At this time, the Company is unable to determine whether the growth through acquisitions contemplated by Camber can be made without substantial dilution of the Company's interest. Should such acquisitions be made and funded with additional equity financing by Camber, the Company's interest may be diluted. Significant dilution of the Company's interest could result in the impairment of the value of the Camber investment which would require a write-down of some or all of said investment.


Investment Company Act Considerations

A company that owns investment securities having a value exceeding 40% of the value of its total assets is subject to registration and regulation as an investment company unless it qualifies for a statutory or regulatory exclusion or exemption from investment company status. The term "investment securities" does not include securities of other companies controlled primarily by the Company. The Company believes that based upon its current asset mix, it will not be treated as an investment company. The Company believes that its investment in Healthology will not be considered an "investment security" so long as the Super-Voting Right remains in effect. See "Item I. Description of Business - Healthology Acquisition". As a consequence of the amendments to the Healthology Transaction in August 2000, the Company's Super-Voting Right is scheduled to terminate on December 31, 2001 and may terminate prior to such time. If at the time the Company loses the Super-Voting Right (or if the value of the Company's investment in Healthology should become materially impaired), its relative asset values have not changed to include more assets controlled primarily by the Company, and the Company does not qualify for any other exclusion or exemption afforded by the 1940 Act, it may be required either to register as an investment company or take significant business actions that are contrary to its business objectives in order to avoid being required to register as an investment company. For example, the Company might be compelled to acquire additional assets that it might not otherwise have acquired, be forced to forgo opportunities to acquire interests in companies or other assets or be forced to sell or refrain from selling such interests or assets. In addition, the Company might need to sell certain assets which are considered to be investment securities. There may be little or no market for the sale of such assets.


Company Liquidity and Cash Requirements

Due to the nature of the Company's Partner Company investments, no positive operating cash flows are expected to be realized in the foreseeable future. Generally, Internet start-ups have employed a strategy of rapidly building infrastructure and introducing products and services in advance of firm commitments for sales as new and existing firms strive to establish market penetration in anticipation of significant opportunities for future revenue growth. This strategy is very capital intensive.

The Company expects that its Partner Companies, including Le@P's first such Partner Company, Healthology, will require one or more rounds of additional equity capital before they can be expected to generate positive cash flow. The investment by Omnicom in Healthology and the Company's recent additional $1 million investment are examples of such additional financing. The Company's investment evaluations anticipate such additional rounds of future financing, at successively higher valuations, such that while the Company's ownership interest may decline, the value of its interest may increase based on the amount paid by later stage investors. The Omnicom investment in Healthology, however, was completed at the same valuation per share as the investment by the Company. Moreover, within the last year valuations of Internet related companies have, in general, significantly declined and it has become increasingly difficult for such companies to attract further investment necessary to maintain or expand operations.

The Company believes that it could realize the value of its Partner Company investments through the sale of the Partner Company to a larger competitor, through the sale of some or all of its interest after an initial public offering by a Partner Company, or by selling some or all of its interest to venture capital or other firms. There can be no assurance, however, that the Partner Companies will successfully execute their business plans, or that, if successful, a suitable buyer for Le@P's interest will be found. In addition, there can be no assurance that any Partner Company would be able to raise additional financing or that any such financing would be at a valuation higher than that paid by the Company. The audited financial statements of Healthology for the fiscal year ended December 31, 2000, contained a going concern explanatory paragraph. As further described below, Healthology sustained net losses of approximately $5.2 and $2.4 million, respectively, for the year ended December 31, 2000, and the fiscal quarter ended December 31, 2000, respectively. Healthology's plans include raising additional equity or debt finance in the upcoming year, investigating the possibility of merger or joint venture arrangements to obtain additional sources of funds, and scaling back operations. However, there can be no assurance that any of these plans can be successfully executed. If Healthology were unable to obtain such financing or otherwise take such actions, it may be required to curtail or cease operations. In such an event, the value of the Company's investment in Healthology could be materially impaired or eliminated, which in turn, could have a material adverse effect on the Company's financial position and operations. Such a result could also have an adverse regulatory impact on the Company. See "Investment Company Act Considerations". The Company's investments and acquisitions are illiquid in nature and cannot be readily sold.

Since the fourth quarter of 1999, the Company has funded its operations and its investments in Healthology through proceeds from its majority shareholder pursuant to the Funding Commitment described in Note 4 of the Company's December 31, 2000 consolidated financial statements included in Part II, Item 7. Through December 31, 2000, the Company had received $6.5 million of the Funding Commitment, including $3.5 million which was received on March 24, 2000 to fund the Healthology acquisition. Subsequent to December 31, 2000, the Company received $1 million from Dr. Pearce to purchase an additional 800,000 shares of Healthology common stock. In addition, Management of the Company is pursuing various business alternatives to enable the Company to continue meeting its current and projected commitments and obligations, or will attempt to further reduce the amount of such liabilities to a manageable level.

The Company anticipates that, at the current level, its operating loss (which does not include its proportionate share of Healthology's net loss) for the year ending December 31, 2001 will be between $1.5 million and $2.2 million. As previously indicated, Healthology exercised the Put Option which required the Company to purchase an additional $1 million of Healthology Common Stock in February 2001. In addition, under certain conditions, the Company is required to participate in any future rounds of Healthology financing in order to maintain its current ownership interest and its Super-Voting Right. The Company believes that the balance of the funds available to it pursuant to the Funding Commitment will allow it to meet these anticipated cash requirements and to make modest additional Partner Company investments.

Nevertheless, because the Company does not anticipate receiving cash flow from its Partner Companies, funding for operations and future Partner Company investments once the Funding Commitment is exhausted will require that the Company raise additional cash. Any such cash raised would likely be dependent, among other things, on the Company's ability to demonstrate a record of successfully identifying and consummating investments or acquisitions in Partner Companies. There can be no assurance that the Company will be successful in such efforts. Any financing activities by the Company could result in substantial dilution of existing equity positions and increased interest expense. Transaction costs to the Company in connection with any such activities may also be significant.

Management believes that the current level of operating expenses can support modest additional Partner Company investments. Nevertheless, should the Company be unable to attract additional funding, operations beyond the fourth quarter of 2001 would be materially curtailed.


Changes in Financial Condition and Results of Operations

The discussion below relates to material changes in financial condition and results of operations from December 31, 1999 to December 31, 2000. The Company does not believe that it is meaningful to compare changes from the corresponding interim periods in the preceding year due to the significant change in the Company's operations when its only operating subsidiary, OH, Inc. ("OHI") was acquired by a related party on September 30, 1999. Please refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 for information on the disposal of OHI. The operations of OHI are shown as discontinued operations in the consolidated financial statements included in
Part II, Item 7 of this Form 10-KSB. All amounts in the discussion below are approximate.

Financial Condition at December 31, 2000 compared to December 31, 1999

Total assets increased during the year ended December 31, 2000 by $2.6 million to $5.1 million due primarily to the Company's investment in Healthology. The Company's investment in Healthology of $2.4 million at December 31, 2000 results from the cost of the investment of $3.5 million less $1.1 million, representing the Company's non-cash charge for its equity in the loss of Healthology for the year ended December 31, 2000 (see further discussion below regarding such charge).

Results of Operations for the Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999.

The Company incurred a net loss of $3.1 million for the year ended December 31, 2000 which is a decrease of $11.3 million, or 78%, from the year ended December 31, 1999 loss of $14.4 million. The decrease in net loss resulted from the discontinuance of the Company's OHI business in September, 1999. Net losses from the Company's OHI business were $13.7 million for the year ended December 31, 1999.

The Company completed its investment in Healthology during March 2000. Following such investment, and pursuant to the equity method of accounting, the Company began recording its equity in the loss of Healthology during the year as set forth below.

                                                                  Three Months Ended                              Year Ended
                                        ------------------------------------------------------------------------
                                          Dec. 31, 2000     Sep. 30, 2000    June 30, 2000     Mar. 31, 2000     Dec. 31, 2000
                                          -------------     -------------    -------------     -------------     -------------

Healthology net loss                       $  (2,359,000)    $  (1,265,000)   $  (1,082,000)   $    (529,000)     $  (5,235,000)
                                        =========================================================================================

Company's proportionate share of
Healthology's net loss                          (347,000)         (216,000)        (225,000)               -           (788,000)

Amortization of amount by which
the carrying value of the Company's
investment in Healthology exceeds
its share of the underlying net
assets of Healthology                           (101,000)         (143,000)        (143,000)               -           (387,000)
                                        -----------------------------------------------------------------------------------------

Equity in the loss of Healthology             $ (448,000)       $ (359,000)     $  (368,000)   $           -      $  (1,175,000)
                                        =========================================================================================

Amortization of the amount by which the Company's carrying value exceeds its share of the underlying net assets of Healthology is being amortized on a straight-line basis over five years as an adjustment to the Company's share of Healthology's net income or loss.

Generally, pursuant to the equity method of accounting, when a Company's ownership interest in an investee drops below 20%, the equity method of accounting is no longer applicable and the Company uses the cost method of accounting. Under the cost method, investments are stated at the lower of cost or net realizable value and no charge is recorded for the Company's equity in income or loss of the investee. As of March 1, 2001, the Company's interest in the issued equity securities of Healthology was approximately 18%. Despite this lower ownership interest, the Company continues to exercise influence on the operations of Healthology, primarily by virtue of the contractual right to maintain two seats on Healthology's Board of Directors and its Super-Voting Right. Accordingly, the Company has continued to apply the equity method of accounting for its investment in Healthology following the Omnicom investment.

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

* The ability to raise capital,
* The ability to execute business strategy in a very competitive environment,
* The degree of financial leverage,
* The ability to control future operating and other expenses,
* Risks associated with the capital markets and investment climate for Internet, technology and healthcare businesses,
* Risks associated with acquisitions and the integration thereof,
* Risks associated with start-up and early-stage enterprises,
* Risks associated with providing services over the Internet,
* Healthcare regulatory considerations and risks,
* Regulatory considerations under the Investment Company Act of 1940,
* Contingent liabilities,
* The impact of competitive services and pricing, and
* Other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission.

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

Report of Independent Certified Public Accountants (Le@P Technology, Inc.)

Report of Independent Certified Public Accountants (Healthology, Inc.)

Consolidated Balance Sheets as of December 31, 2000 and 1999

Consolidated Statements of Operations for the years ended
     December 31, 2000 and 1999

Consolidated Statements of Shareholders' Equity for the years ended
     December 31, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended
     December 31, 2000 and 1999

Notes to Consolidated Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                       THIS SPACE INTENTIONALLY LEFT BLANK

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

The information required in response to this Item is incorporated herein by reference from the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2001 Annual Meeting of Stockholders.


ITEM 10. EXECUTIVE COMPENSATION

The information required in response to this Item is incorporated herein by reference from the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2001 Annual Meeting of Stockholders.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in response to this Item is incorporated herein by reference from the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2001 Annual Meeting of Stockholders.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this Item is incorporated herein by reference from the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2001 Annual Meeting of Stockholders.



ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a)(1)   Financial Statements
         Reference is made to the Index set forth on Page F-1 of this Annual Report on Form 10-K.

(a)(2)   Financial Statement Schedules

         All schedules have been omitted because they are inapplicable or the information is provided in the consolidated financial statements, including the notes hereto.

(a)(3)   Exhibits

EXHIBIT                     DESCRIPTION

2.1 Agreement and Plan of Merger dated as of September 30, 1999, by and among OH, Inc., Le@P Technology, Inc., Oakridge Outpatient Center, Inc., and OH Acquisitions Corp. (1)

2.2 Articles of Merger of OH Acquisition Corp. into OH, Inc., filed September 30, 1999. (1)

3.1.1 Certificate of Incorporation of Le@P Technology, Inc., filed March 20, 1997. (2)

3.1.2 Certificate of Preferred Stock Designation of Le@P Technology, Inc., dated March 23, 1999. (4)

3.1.3 Certificate of Amendment to Certificate of Incorporation of Le@P Technology, Inc. dated June 21, 1999. (3)

3.1.4 Certificate of Designation, Preferences, Rights and Limitations of 10% Cumulative Non-Voting Series B Preferred Stock of Le@P Technology, Inc., dated November 15, 1999. (5)

3.1.5 Certificate of Amendment to Certificate of Incorporation of Le@P Technology, Inc. filed July 5, 2000. (6)

3.2    Bylaws of Le@P Technology, Inc. (2)

4.3 Investors' Rights Agreement between Healthology, Inc. and Le@P Technology, Inc. dated March 1, 2000. (7)

4.4 Stockholders' Agreement between Healthology, Inc., Le@P Technology, Inc. and certain existing stockholders of Healthology, Inc. dated
       March 1, 2000. (7)

4.5 First Amended and Restated Investors Rights Agreement between Healthology, Inc., Le@P Technology, Inc., and Communicade, Inc. dated August 1, 2000. (6)

4.6    First Amended and Restated Stockholders' Agreement between
       Healthology, Inc., Le@P Technology, Inc., and Communicade, Inc. and certain other existing stockholders of Healthology, Inc. dated August 1, 2000. (6)

4.7 Amended and Restated Certificate of Incorporation of Healthology, Inc. filed August 1, 2000. (6)

10.1   Funding Commitment by M. Lee Pearce, M.D. (1)

10.2   Subscription Agreement dated March 30, 2000, with M. Lee Pearce, M.D.

10.3   Employment Agreement dated April 1, 1999, with Robert G. Tancredi, M.D.

10.4.1 1999 Long Term Incentive Plan. (8)

10.4.2 1998 Incentive Option Plan. (9)

10.4.3 1997 Incentive Option Plan. (2)

10.4.4 Seal Fleet, Inc. Amended 1996 Long-Term Incentive Plan. (10)

10.5 Business Combination Agreement dated October 9, 1998, by and among Kohlberg & Company, LLC, Camber Companies, LLC, Monsanto Company, Le@P Technology, Inc. and Primary Care Medical Centers of America, Inc. (11)

10.6 General Assignment dated as of October 8, 1998, from Primary Care Medical Centers of America, Inc. to Camber Companies, LLC. (11)

10.7 Assumption Agreement dated as of October 9, 1998 from Camber Companies, LLC to Monsanto Company. (11)

10.8 Agreement and Plan of Exchange between Le@P Technology, Inc. and OH, Inc., a Florida corporation, dated December 21, 1998. (1)

10.9   Securities Exchange Agreement dated April 2, 1999, by and between
       Le@P Technology, Inc. and M. Lee Pearce, MD, who as of April 2, 1999 was the holder of all of the outstanding shares of common stock of OH, Inc. (4)

10.10 Stock Purchase Agreement dated as of December 21, 1998 between First Magnum Corporation, Thomas M. Ferguson and Lauderdale Holdings, Inc. (4)

21     Subsidiaries of the Registrant.

27     Financial Data Statement
-------------------
(1) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 000-05667), as filed October 15, 1999.
(2) Incorporated by reference from an exhibit to the Company's Proxy Statement for the Annual Meeting of Shareholders of Le@P Fleet, Inc. held May 14, 1997, as filed April 11, 1997.
(3) Incorporated by reference from an exhibit to the Company's Annual Report on Form 10-KSB (File No. 000-05667) for the fiscal year ended December 31, 1999, as filed March 30, 2000.
(4) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 000-05667), as filed April 19, 1999.
(5) Incorporated by reference from an exhibit to the Company's Quarterly Report on Form 10-QSB (File No. 000-05667) for the quarter ended September 30, 1999, as filed November 15, 1999.
(6) Incorporated by reference from an exhibit to the Company's Quarterly Report on Form 10-QSB (File No. 000-05667) for the quarter ended
         June 30, 2000, as filed August 14, 2000.
(7) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 000-05667), as filed March 16, 2000.
(8) Incorporated by reference from an exhibit to the Company's Proxy Statement for the Annual Meeting of Shareholders of Le@P Technology, Inc. held June 17, 1999, as filed on June 4, 1999.
(9) Incorporated by reference from an exhibit to the Company's Proxy Statement for the Annual Meeting of Shareholders of Le@P Technology, Inc. held June 24, 1998, as filed on June 8, 1998.
(10) Incorporated by reference from an exhibit to the Quarterly Report on Form 10-QSB of Le@P Fleet, Inc. for the quarterly period ended
         March 31, 1997.
(11) Incorporated by reference from an exhibit to the Company's Annual Report on Form 10-KSB (File No. 000-05699) for the fiscal year ended December 31, 1998, as filed April 1, 1999, as amended April 30, 1999.

 (b)     Reports of Form 8-K

         None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             LE@P TECHNOLOGY, INC.

                             By: /s/ Robert G. Tancredi, MD
                             ----------------------------------------------
                             Robert G. Tancredi, MD,
                             President and Chief Executive Officer


                             By: /s/ Mary E. Thomas
                             ----------------------------------------------
                             Mary E. Thomas
                             Acting Principal Financial Officer


Dated:   March 30, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

       SIGNATURE                     TITLE                                 DATE



/s/ Robert G. Tancredi, MD    President, Chief Executive          March 30, 2001
----------------------------- Officer and Director
Robert G. Tancredi, MD        (Principal Executive Officer)


/s/ M. Lee Pearce, MD         Chairman of the Board of Directors  March 30, 2001
-----------------------------
M. Lee Pearce, MD


                              Director                            March __, 2001
-----------------------------
Thomas M. Ferguson


                              Director                            March __, 2001
-----------------------------
John J. Rydzewski


/s/ Jose B. Valle             Director                            March 30, 2001
-----------------------------
Jose B. Valle


/s/ Laurence Brody            Director                            March 30, 2001
-----------------------------
Laurence Brody


/s/ Timothy Lincoln           Director                            March 30, 2001
-----------------------------
Timothy Lincoln

                                   "Exhibit F"

                          INDEX TO FINANCIAL STATEMENTS

Le@P Technology, Inc.                                                     PAGE
                                                                          ----
Report of Independent Certified Public Accountants
   (Le@P Technology, Inc.).................................................F-2
Report of Independent Certified Public Accountants
   (Healthology, Inc.).....................................................F-3
Consolidated Balance Sheets as of December 31, 2000 and 1999...............F-4
Consolidated Statements of Operations for the years ended
   December 31, 2000 and 1999 .............................................F-5
Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 2000 and  1999.............................................F-7
Consolidated Statements of Cash Flows for the years ended
   December 31, 2000 and 1999..............................................F-8
Notes to Consolidated Financial Statements.................................F-9

               Report of Independent Certified Public Accountants

To the Board of Directors
Le@P Technology, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Le@P Technology, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Healthology, Inc. (a corporation in which the Company had an approximately 15% interest at December 31, 2000) have been audited by other auditors whose report, which contained a going concern explanatory paragraph, has been furnished to us. Insofar as our opinion on the consolidated financial statements relates to dates included for Healthology, Inc. it is based solely on their report.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Le@P Technology, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



West Palm Beach, Florida
February 9, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors and Stockholders of
   Healthology, Inc.


We have audited the accompanying balance sheets of Healthology, Inc. as of December 31, 2000 and 1999 and the related statements of operations and accumulated loss, stockholders' deficit and members' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Healthology, Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has sustained losses and negative cash flows from operations since inception, and the Company's ability to obtain future financing is not determinable. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note A. The financial statements do not include any adjustments to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.


Grant Thornton LLP
New York, New York
February 9, 2001

                     Le@P Technology, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                             December 31,
                                                        2000             1999
                                                    ----------------------------
Assets
Current assets
   Cash                                               $   688,702    $  462,802
   Due from related party                                  29,563             -
   Prepaid expenses and other current assets               38,273        47,878
                                                    ----------------------------
Total current assets                                      756,538       510,680

Investment in Healthology, Inc.                         2,367,983             -
Investment in Camber Companies, LLC                     1,845,245     1,845,245
Property and equipment, net                               128,611       169,198
Other assets                                                9,573         8,852
                                                    ----------------------------
Total assets                                          $ 5,107,950    $2,533,975
                                                    ============================





See notes to consolidated financial statements.

                     Le@P Technology, Inc. and Subsidiaries


                                                            December 31,
                                                       2000             1999
                                                   ----------------------------
Liabilities and shareholders' equity
 Current liabilities:
   Accounts payable                               $     25,368    $     126,222
   Accrued professional fees                            94,100          162,225
   Accrued compensation and related liabilities        202,878          290,794
                                                  ____________     ____________
Total current liabilities                              322,346          579,241

Commitments and contingencies

Shareholders' equity:
   Subscribed Class A Common stock                           -          550,000
   Preferred stock, par value $0.001 per share;
     Authorized 25,000,000 shares.
     Issued and outstanding 2,170 shares at
     December 31, 2000 and 1999, respectively        2,170,000        2,170,000
  Class A common stock, par value $0.20 per
     share. Authorized 99,975,000 shares.
     Issued 33,389,863 and 32,001,769 shares,
     and outstanding 33,305,013 and 31,916,919
     shares, at December 31, 2000 and 1999,
     respectively.                                   6,677,973        6,400,354
  Class B common stock, par value $0.20 per
     share. Authorized, issued and outstanding
     25,000 shares at December 31, 2000 and 1999.
                                                         5,000            5,000
   Additional paid-in capital                       24,502,151       18,249,770
   Accumulated deficit                             (28,520,060)     (25,370,930)
   Treasury stock, at cost, 84,850 shares at
     December 31, 2000 and 1999.
                                                       (49,460)         (49,460)
                                                   ----------------------------
Total shareholders' equity                           4,785,604        1,954,734
                                                   ----------------------------
Total liabilities and shareholders' equity        $  5,107,950     $  2,533,975
                                                  =============================


See notes to consolidated financial statements.

                     Le@P Technology, Inc. and Subsidiaries

                      Consolidated Statements of Operations


                                                       Year ended December 31
                                                       2000              1999
                                                 -------------------------------
Revenue                                          $           -     $          -
                                                 -------------------------------

Expenses:
   Salaries and benefits                             1,007,197          359,158
   Professional fees                                   632,091          306,073
   General and administrative                          344,177          112,357
                                                 -------------------------------
Total expenses                                       1,983,465          777,588
                                                 -------------------------------

Operating loss                                      (1,983,465)        (777,588)

Interest income                                          9,346


Equity in loss of Healthology, Inc.                 (1,175,011)               -
                                                 -------------------------------

Loss from continuing operations                     (3,149,130)        (777,588)

Discontinued operations:
   Loss from discontinued operations                         -      (14,835,321)
   Gain on disposal of discontinued operations               -        1,170,115
                                                 -------------------------------

Net loss                                         $  (3,149,130)   $ (14,442,794)
                                                 ===============================

Net loss attributable to common stockholders     $  (3,366,130)   $ (14,509,294)
                                                 ===============================

Basic and diluted net loss attributable to
 common stockholders per share:
  Loss from continuing operations                $       (0.10)   $       (0.04)

  Loss from discontinued operations                          -            (0.61)
                                                 -------------------------------
  Net loss                                       $       (0.10)           (0.65)

                                                 ===============================

Weighted average shares outstanding                 32,742,224       22,300,143
                                                 ===============================



See notes to consolidated financial statements.


                                               Le@P Technology, Inc. and Subsidiaries

                                           Consolidated Statements of Shareholders' Equity


                               Class A and Class B
                                  Common Stock           Preferred Stock       Additional
                             -------------------------------------------
                                              Par                                Paid-in    Accumulated    Treasury
                                Shares       Value       Shares      Amount      Capital      Deficit       Stock        Total
                             -------------------------------------------------------------------------------------------------------

Balance at December 31, 1998      1,000   $      1          -        $    -    $20,276,784  $(10,928,136)  $     -      $9,348,649
   Contributed capital                -          -          -             -      2,600,000             -         -       2,600,000
   Reverse Merger transaction:
     Receipt of Le@P Technology,
     Inc. common shares,
     net of costs of
     $115,500 (Number of
     common shares
     includes 1,383,325
     shares of Class A
     Common Stock and
     25,000 shares of
     Class B Common Stock)    1,408,325    281,670          -             -      1,436,669             -    (49,460)     1,668,874
   Issuance of Le@P
     Technology, Inc.
     shares in exchange
     for OH, Inc. common
     stock                   10,318,419  2,063,684    2,000,000        2,000    20,811,101             -          -    22,876,785
   Receipt of OH, Inc.
     common stock in
     exchange for Le@P
     Technology, Inc.
     Common Stock                (1,000)        (1)           -            -   (22,876,784)            -          -   (22,876,785)
   Conversion of preferred
     stock into common
     stock                    20,000,000  4,000,000  (2,000,000)      (2,000)   (3,998,000)            -          -             -
   Sale of Series B
     preferred stock                   -          -       2,170    2,170,000             -             -          -     2,170,000
   Shares issued in
     exchange for
     investment banking
     services                    300,000     60,000           -            -             -             -          -        60,000
   Subscribed Class A
     common stock                      -          -           -            -       550,000             -          -       550,000
   Net loss                            -          -           -            -             -   (14,442,794)         -   (14,442,794)
                           -------------------------------------------------------------------------------------------------------
Balance at December 31,
     1999                     32,026,769  6,405,354       2,170    2,170,000    18,799,770   (25,370,930)   (49,460)    1,954,734
Shares issued in exchange
     for investment
     banking services            150,000     30,000           -            -             -             -          -        30,000
Issuance of Class A common
     stock                     1,238,094    247,619           -            -     5,702,381             -          -     5,950,000
Net Loss                               -          -           -            -             -    (3,149,130)         -    (3,149,130)
                           -------------------------------------------------------------------------------------------------------
                              33,414,863 $6,682,973       2,170   $2,170,000   $24,502,151  $(28,520,060) $ (49,460) $ (4,785,604)
                           =======================================================================================================

 See notes to consolidated financial statements.


                                               Le@P Technology, Inc. and Subsidiaries
                                                Consolidated Statements of Cash Flows

                                                                                      Year ended December 31
                                                                                      2000              1999
                                                                                ------------------------------------
Operating activities
Net loss                                                                          $  (3,149,130)   $ (14,442,794)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                          38,216            6,225
   Gain on disposal of discontinued operations                                                -       (1,170,115)
   Equity in loss of Healthology, Inc.                                                1,175,011                -
   Loss on leasehold improvements written off                                            10,692                -
   Issuance of stock for services                                                        30,000                -
   Changes in operating assets and liabilities:
     Due from related party                                                             (29,563)               -
     Prepaid expenses and other current assets                                            9,605          (47,878)
     Other assets                                                                          (721)          (8,852)
     Accounts payable                                                                  (100,854)         126,222
     Accrued professional fees                                                          (68,125)         162,225
     Accrued compensation and related liabilities                                       (87,916)         290,794
                                                                                ------------------------------------
Net cash used in operating activities                                                (2,172,785)     (15,084,173)

Investing activities
Purchases of property and equipment                                                      (8,321)        (122,198)
Investment in Healthology, Inc.                                                      (3,542,994)               -
                                                                                ------------------------------------
Net cash used in investing activities                                                (3,551,315)        (122,198)

Financing activities
Proceeds from issuance of preferred stock                                                     -        2,170,000
Subscribed Class A Common Stock                                                               -          550,000
Issuance of Class A Common Stock                                                      5,950,000                -
                                                                                ------------------------------------
Net cash provided by financing activities                                             5,950,000        2,720,000

Discontinued operations:
   Operating activities                                                                       -        1,059,588
   Investing activities                                                                       -       (2,639,037)
   Financing activities                                                                       -       14,528,622
                                                                                ------------------------------------
Net cash provided by discontinued operations                                                  -       12,949,173

Net change in cash                                                                      225,900         (462,802)
Cash at beginning of period                                                             462,802                -
                                                                                ------------------------------------

Cash at end of period                                                             $     688,702    $     462,802
                                                                                ====================================



See notes to consolidated financial statements.

                     Le@P Technology, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
1. The Company

Le@P Technology, Inc. and Subsidiaries ("Le@P" or the "Company"), formerly known as Seal Holdings Corporation and Subsidiaries, is a holding company focused on the acquisition of, and strategic investments in, companies providing services in health care and life sciences (with particular interest in information technology companies). During 2000, the Company changed its name from Seal Holdings Corporation and Subsidiaries to Le@P Technology, Inc. and Subsidiaries.

During 1999, Le@P, as further described below, went through a reverse merger followed by a disposition of the assets acquired through the reverse merger. Accordingly, the December 31, 1999 balance sheet and the statements of operations, cash flows and shareholders' equity presented herein for the year ended December 31, 1999 are those of Le@P, with any balances or transactions which resulted from the reverse merger (and subsequent disposal) shown as a discontinued operation. The December 31, 1998 shareholders' equity balances are those of OH, Inc. ("OHI"), the entity which, for accounting purposes, was the accounting acquirer, even though the Company elected to use the name Le@P Technology, Inc. for periods subsequent to the effective date of the reverse acquisition. Earnings per share for periods prior to the reverse acquisition have been restated to reflect the number of equivalent shares received by the OHI stockholders as a result of the reverse acquisition even though OHI became a wholly-owned subsidiary of Le@P.

During March 2000, the Company completed its first investment since the disposal of OHI (as described below), a 21% interest in Healthology, LLC, ("Healthology") a health- media company. At December 31, 2000, such investment was reduced to approximately 15% after Healthology secured additional equity financing in August 2000. However, on February 5, 2001, Le@P purchased an additional 800,000 shares of Healthology common stock, which increased Le@P's interest to approximately 18%. See Note 3, "Investment in Healthology".

The Company also has a 6% interest in Camber Companies LLC, ("Camber"), a company specializing in multidisciplinary, musculoskeletal care.

Reverse Acquisition

Effective on April 2, 1999, Le@P (which for periods prior to April 2, 1999 is referred to herein as the "Acquiree") and OHI, whose primary operating assets consisted of a comprehensive outpatient diagnostic and surgery center (the "Oakridge Center"), entered into an Agreement and Plan of Exchange whereby 1,000 shares of OHI Common Stock (which represented 100% of OHI's outstanding Common Stock) was exchanged for 10,318,419 shares of the Acquiree's common stock and 2,000,000 shares of the Acquiree's convertible preferred stock, which was equal to 91% of the outstanding common stock of the Acquiree on a fully diluted basis (including outstanding options to purchase Acquiree shares) on that date. Accordingly, the acquisition has been treated for financial reporting purposes as a reverse acquisition, with OHI (the "Acquirer") as the accounting acquirer. As a result of the aforementioned transaction, the number of Class A Common Shares authorized to be issued by the Acquiree was increased from 14,975,000 to 99,975,000.

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

Discontinued Operations

On September 30, 1999, Le@P sold its wholly-owned subsidiary, OH, Inc., which includes the Oakridge Center, to an investor group comprised of certain members of OHI's management (the "Oakridge Group"). The Oakridge Center constituted the only active business operation of the Company during 1999. The Company has no ownership interest in the Oakridge Group. The Company's primary consideration was the assumption by the Oakridge Group of all of OHI's liabilities. The Oakridge Group has assumed these liabilities without any recourse to the Company and the Company has not guaranteed any portion of the liabilities assumed by the Oakridge Group. As a result, Le@P recorded a gain of $1,170,115, which was equal to the equity deficiency of OHI on the date of disposition.

The activities of OHI prior to October 1, 1999 are shown as discontinued operations in the accompanying financial statements. Revenue from discontinued operations was $6,446,000 for the year ended December 31, 1999, and is included as part of the loss from discontinued operations in the accompanying consolidated statements of operations.

Operating Losses and Cash Flow Deficiencies

Through December 31, 2000, the Company experienced significant operating losses and deficiencies in cash flows from its discontinued operations, and, to a lesser extent, from its continuing operations, and acquisition activities. During 2000, the Company's primary shareholder and certain affiliates funded the cash flow deficiencies. Nevertheless, the Company expects to continue to incur losses and expenses as it carries out its acquisition strategy. These financial statements have been prepared assuming that the Company will continue as a going concern. Until the Company has enough operations or other revenue generating activities to be self sufficient, the Company will remain dependent upon other sources of capital. In the past, such capital has come from the Company's majority shareholder.

On September 30, 1999, Dr. M. Lee Pearce, the Company's majority shareholder, agreed to provide Le@P with funding of up to $10,000,000 which will be used to fund these losses and expenses and future acquisitions as approved by the Board of Directors (the "Funding Commitment"). Through December 31, 2000, the Company had received $6,500,000 of the Funding Commitment, including $3,500,000 which was received on March 24, 2000 to fund the Healthology acquisition. Subsequent to December 31, 2000, the Company received $1,000,000 from Dr. Pearce to purchase an additional 800,000 shares of Healthology common stock. In addition, Management of the Company is pursuing various business alternatives to enable the Company to continue meeting its current and projected commitments and obligations, or will attempt to further reduce the amount of such liabilities to a manageable level.

2. Summary of Significant Accounting Policies

Consolidation

The accompanying financial statements include the accounts of Le@P Technology, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Investments in Partner Companies in which Le@P owns 50% or less of the outstanding voting securities, and in which significant influence is exercised, are accounted for under the equity method. Significant influence is presumed at a 20% ownership level; however Le@P may apply the equity method for investments in which it acquires less than 20% of the voting interest if it then exerts significant influence through representation on a Partner Company's Board of Directors and other means. All other investments for which the Company does not have the ability to exercise significant influence are accounted for on the cost method. Such investments are stated at the lower of cost or net realizable value. Through December 31, 2000, the Company has accounted for its investment in Healthology under the equity method and its investment in Camber under the cost method.

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

The carrying value of the Company's assets is reviewed by management if the facts and circumstances suggest that it may be impaired. If this review indicates that these costs will not be recoverable, as determined based on the expected undiscounted cash flows of the entity over the remaining amortization period, the carrying value of these costs is reduced by the estimated shortfall of cash flows.


Income Taxes

Prior to the reverse acquisition described in Note 1, OHI, with the consent of its shareholder, had elected to be treated as an S corporation under the provisions of the Internal Revenue Code. Consequently, in lieu of corporate income taxes, the sole shareholder was taxed on the Company's taxable income. Following the reverse acquisition, the Company became a C corporation and, accordingly, has adopted the asset and liability method of accounting for income taxes as prescribed under SFAS 109 "Accounting for Income Taxes" ("SFAS 109"). No provision for income taxes has been recorded due to losses to date. The Company has recorded a valuation allowance for the deferred tax assets which have resulted from its operating losses as discussed further in Note 13.


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

3.  Investment in Healthology

On March 27, 2000, the Company completed the purchase of an approximate 21% interest in the issued shares of Healthology (such interests have been computed on an as-converted basis). Healthology is a privately held, health-media company based in New York, NY that produces and distributes original healthcare content generated by health professionals. The Company acquired approximately 3,200,000 shares of Healthology Series A Convertible Voting Preferred Stock ("Healthology Preferred Shares") at a total cost of approximately $3,500,000. The Company obtained the funds for the Healthology acquisition through a capital contribution from its majority stockholder pursuant to the Funding Commitment as described in Note 4 herein.

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

During August 2000, Healthology received an additional equity investment of $6,000,000 from a strategic, third party investor. Such investment was in the form of preferred stock with terms similar to those held by Le@P. As a result of this investment, the Company's interest in the equity of Healthology was approximately 15% at December 31, 2000.

Generally, pursuant to the equity method of accounting, when a Company's ownership interest in an investee drops below 20%, the equity method of accounting is no longer applicable and the Company uses the cost method of accounting. Under the cost method, investments are stated at the lower of cost or net realizable value and no charge is recorded for the Company's equity in income or loss of the investee. Following the Omnicom investment in Healthology on August 3, 2000, the Company's interest in the issued equity securities of Healthology declined to approximately 15%. Despite this lower ownership interest, the Company continues to exercise influence on the operations of Healthology, primarily by virtue of the contractual right to maintain two seats on Healthology's seven-member Board of Directors. Accordingly, the Company has continued to apply the equity method of accounting for its investment in Healthology following the Omnicom investment.

In connection with the third party investment in Healthology, the Company granted Healthology a put option which would require Le@P to purchase 800,000 shares of Healthology common stock at $1.25 per share (the "Put Option"). Subsequent to December 31, 2000, Healthology exercised the Put Option and, on February 5, 2001, Le@P purchased 800,000 shares of Healthology common stock for $1,000,000. Le@P's interest in Healthology was increased to approximately 18% as a result of the purchase of these shares.

The Company's shares of Healthology Preferred Stock have certain super-majority voting rights for the election of directors. In general, until December 31, 2001, the Company is entitled to voting rights equal to the number of shares of Healthology common stock as will guarantee that the Company, solely for the purposes of electing directors, has no less than 26% of the voting power of the outstanding capital stock of Healthology and will be the single largest such voting stockholder (the "Super-Voting Right"). In order to maintain the Super-Voting Right, the Company must also exercise its preemptive rights on future issuances of securities by Healthology. In addition, the Company or its permitted transferees must retain its current stock in Healthology.

Presented below is selected financial information derived from the financial statements of Healthology for the year ended December 31, 2000 and 1999 which have been audited by other auditors.

                                          Year Ended
                                         December 31,
                            ---------------------------------------
                                    2000              1999
                                   ------            ------

  Net revenues                 $   1,161,300       $   962,148
  Gross (loss) profit             (1,106,526)          128,065
  Net loss                        (5,235,385)         (879,169)
  Current assets                   4,450,184           308,858
  Non-current assets               1,449,482           425,417
  Current liabilities              1,239,272           412,158
  Non-current liabilities      $      88,663       $    10,325

At December 31, 2000, the carrying value of the Company's investment in Healthology exceeded the Company's equity in the underlying net assets of Healthology by approximately $1,700,000. The Company's consolidated results of operations for the year ended December 31, 2000 include its proportionate share of Healthology's net loss of $788,343 and amortization of the Company's net excess investment over its equity in Healthology of $386,668. The aggregate of these amounts, $1,175,011, for the year ended December 31, 2000, is included in the accompanying Statements of Operations as Equity in Loss of Healthology.


The other auditor's opinion on the audited financial statements of Healthology as of and for the year ended December 31, 2000 contains a going concern explanatory paragraph. As shown above, Healthology sustained a net loss of $5,235,385 for the year ended December 31, 2000. Healthology's plans include raising additional equity or debt financing in the upcoming year, investigating the possibility of merger or joint venture arrangements to obtain additional sources of funds, and scaling back operations. However, there can be no assurances that any of these plans can be successfully executed. In such an event, the value of the Company's investment in Healthology could be materially impaired or eliminated, which in turn, could have a material adverse effect on the Company's financial position and operations. The Company's investment in Healthology is illiquid in nature and cannot be readily sold.


A Company director is a principal in an investment-banking firm that provided services to the Company relating to the Healthology acquisition and subsequently advised Healthology on the additional equity investment by a third party.

4.  Funding Commitment

In connection with the Funding Commitment, through December 31, 2000, the Majority Stockholder contributed $6,500,000 to the Company. Of this amount, approximately $3,544,000 was to fund the investment in Healthology and related transaction expenses, and $2,956,000 was to fund operating expenses. In consideration of these contributions, the Company has issued 1,238,094 shares of the Company's Class A Common Stock at a purchase price of $5.25 per share.

As of December 31, 2000, an additional $3,500,000 (the "Additional Funds") was available to the Company pursuant to the Funding Commitment. However, on February 5, 2001, $1,000,000 of the Additional Funds was used to purchase 800,000 shares of Healthology common stock. On March 30, 2000, the Board of Directors of the Company and the Majority Stockholder agreed that all funds contributed pursuant to the Funding Commitment including such Additional Funds, represent a subscription for additional shares of the Company's Class A Common Stock at $5.25 per share (an aggregate of 666,668 shares when the remaining $3,500,000 is contributed).

5. Investment in Camber Companies, LLC

The Company has a 6% interest in Camber Companies, LLC ("Camber"). Camber operates clinics specializing in multidisciplinary, musculoskeletal care in Florida and California. The Company accounts for its investment in Camber under the cost method.

6.  Property and Equipment

     Property and equipment consists of the following:

                                                    December 31,
                                             2000                 1999
                                     -------------------------------------------

     Leasehold improvements               $   17,842            $  17,842
     Equipment and software                   59,100               49,238
     Furniture and fixtures                   95,732              123,049
                                     -------------------------------------------
                                             172,674              190,129
     Less accumulated depreciation            44,063               20,931
                                     -------------------------------------------
                                          $  128,611             $169,198
                                     ===========================================

7.       Commitments and Contingencies

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

8. Related Party Transactions

The Company's majority shareholder, directly or indirectly, owns a number of real estate entities with which the Company has done or currently does business. At December 31, 2000, the Company was leasing administrative office space from one such real estate entity. Future minimum lease payments under this operating lease agreement are as follows:


              Year Ending December 31,
              2001                                           $  42,000
              2002                                              42,000
              2003                                              42,000
              2004                                              31,000
                                                       -------------------
              Total                                           $157,000
                                                       ===================

Rent expense under operating leases was $60,933 and $16,150 for the years ended December 31, 2000 and 1999, respectively.

Due from related party represents amounts due from the Company's majority shareholder in relation to certain services performed on his behalf by one of the Company's employees.

One of the Company's directors is a principal in an investment banking firm providing services to the Company (the "Investment Banking Firm"). In connection with the Company's agreement with the Investment Banking Firm, during the years ended December 31, 2000 and 1999, the Company has paid fees and expenses of $53,386 and $465,923 and issued 150,000 and 300,000 shares of Class A Common Stock during the years ended December 31, 2000 and 1999, respectively. In addition, the Company's majority stockholder transferred 150,000 shares of his Class A Common Stock to the Investment Banking Firm in connection with services provided in the Reverse Acquisition. These shares were recorded at the Fair Market Value of the services provided of $30,000 on the date of issuance. The agreement with the Investment Banking Firm expired by its terms on March 31, 2000. Additional placement fees and share purchase rights may be earned by the Investment Banking Firm upon the occurrence of certain events, including certain future sales of securities by the Company and when the Company makes investments which are facilitated by or require the assistance of the Investment Banking Firm.

One of the Company's directors had an employment and consulting agreement with the Company which ended on April 1, 2000. Salaries and fees paid by the Company under this agreement were $71,970 and $205,530 for the years ended December 31, 2000 and 1999, respectively. In addition, during the first quarter of 1999 the Company forgave a $133,000 (including accrued interest) note which was due from this same director.

9. Stock Based Compensation

Options may be granted to Company employees, directors and consultants under various stock option plans. All options granted under the plans through December 31, 2000 have been at prices which have been equal to or greater than the fair market value of the Company's common stock at the date of grant. At December 31, 2000, the Company had reserved 6,875,000 shares of Class A common stock for possible future issuance under its stock option plans. The options exercised during 1999 were exercised prior to the reverse acquisition described in Note 1. Option activity under the Company's plans is summarized below:


                                                            2000                                 1999
                                                 --------------------------------------------------------------------
                                                               Weighted Average                      Weighted Average
                                                   Shares       Exercise Price          Shares        Exercise Price
                                                 --------------------------------------------------------------------
Outstanding at beginning of year                   1,700,000          $1.73             1,780,000           $1.72
Options granted                                    1,200,000           3.00                     -               -
Options forfeited                                   (375,000)          3.00                     -               -
Options exercised                                          -             -                (80,000)          $1.38
                                                 --------------------------------------------------------------------
Outstanding at end of year                         2,525,000          $2.15             1,700,000           $1.73
                                                 ====================================================================

Options exercisable at year-end                    1,975,000          $2.15             1,700,000           $1.73
                                                 --------------------------------------------------------------------
Shares available for future grant                  6,875,000                            4,700,000
                                                 --------------------------------------------------------------------


The following table summarizes information about stock options outstanding at December 31, 2000.

                                   Stock Options Outstanding                  Stock Options Exercisable
                       -------------------------------------------------- -----------------------------------
                                          Weighted
                                          Average           Weighted                            Weighted
                       Number of         Remaining          Average          Number of          Average
Exercise Price         Options        Contractual Life   Exercise Price       Options        Exercise Price
---------------------- -------------- ----------------- ----------------- ----------------- -----------------
        $1.00                 40,000        5.6                    $1.00            40,000             $1.00

        $1.75              1,660,000        4.7                     1.75         1,660,000              1.75

        $3.00                825,000        9.2                     3.00           275,000              3.00
                       --------------                                     -----------------
$1.00 - $3.00              2,525,000        6.2                    $2.15         1,975,000              1.90
                       ==============                                     =================

The weighted average fair value per share of options granted by the Company during 2000 was $3.00. The fair value of options granted was estimated at the date of grant using the Black-Scholes Valuation Method with the following assumptions; risk free interest rate of 6.53% and 7% for 2000 and 1999, respectively, no expected dividends, weighted average expected life of 5 and 8 years for 2000 and 1999, respectively, and volatility of 1.17 and .73 for 2000 and 1999, respectively.

The Company applies APB 25 and related interpretations in accounting for stock options granted to employees. Had compensation cost been recognized consistent with SFAS 123, the Company's net loss, loss attributable to common stockholders and net loss per common share attributable to common stockholders would have been reduced to the pro forma amounts indicated below

                                                      Year ended December 31,
                                                     2000                 1999
                                                    ---------------------------

Pro-forma net loss                                  $(4,020,578)  $(14,442,794)
Pro-forma loss attributable to common stockholders   (4,237,578)   (14,509,294)
Pro-forma loss per common share                     $     (0.13)  $      (0.65)

10. Loss Per Share

Options were not included in the computation of loss per share for the years ended December 31, 2000 and 1999 because their effect would have been anti-dilutive.


Numerator:                                                2000          1999
                                                          ----          ----

    Net loss form continuing operations               $(3,149,130) $   (777,588)

    Dividends (undeclared) on cumulative
    preferred stock                                      (217,000)      (66,500)
                                                      -------------------------
    Numerator for basic and diluted loss per share
    - loss attributable to common stockholders from
    continuing operations                             $(3,366,130) $   (844,088)

                                                      ==========================


    Net loss from discontinued operations             $         -  $(13,665,206)
                                                      --------------------------
    Numerator for basic and diluted loss per share
    - loss attributable to common stockholders
    from discontinued operations                      $         -  $(13,665,206)
                                                      ==========================

Denominator:

    Denominator for basic and diluted loss per share;
    Weighted average shares                             32,742,224   22,300,143
                                                      ==========================
    Basic and diluted loss per share from
    continuing operations                                   $(0.10)      $(0.04)

    Basic and diluted loss per share from
    discontinued operations                                      -        (0.61)
                                                      --------------------------
    Basic and diluted loss per share                        $(0.10)      $(0.65)
                                                      ==========================


11. Preferred Stock

The Certificate of Incorporation of the Company, as amended, authorizes the issuance of 25,000,000 shares of Preferred Stock, $.001 par value, of which 2,500 shares have been designated as Series B 10% Cumulative Preferred Stock, $.001 par value, (the "Series B Preferred Stock"). The Series B Preferred Stock is nonvoting and nonconvertible. Dividends on the Series B Preferred Stock are cumulative and accrue at a rate of 10% per annum on the preferred stock's stated value of $1,000 per share and must be paid before any dividends may be paid on any other class of common or preferred stock. No other class of common or preferred stock may be redeemed or repurchased nor may the Series B Preferred Stock be altered or modified without the approval of the holders of the Series B Preferred Stock. Effective November 15, 1999, the Company issued, 2,170 shares of the Series B Preferred Stock to the majority shareholder in exchange for $2,170,000, which had previously been contributed to the Company. At December 31, 2000, dividends of $283,500 were accumulated on the Series B Preferred Stock. Such amount will be accrued and charged to retained earnings, if any, or additional paid-in capital when declared by the Company's Board of Directors.

12.      Subscribed Class A Common Stock

Through December 31, 2000, the Company had received $6,500,000 of the Funding Commitment, including $3,500,000 which was received on March 24, 2000 and was used primarily to fund the Healthology acquisition. In consideration for these contributions, the Company issued its majority stockholder 1,238,094 shares of the Company's Class A Common Stock at a price of $5.25 per share.

Additionally, in furtherance of the Funding Commitment, the Company's majority stockholder may also contribute up to an additional $3,500,000 to the Company. At such time as the Company's majority stockholder contributes such additional funds (or a portion thereof) to the Company, if at all, the Company will issue such stockholder up to an additional 666,668 shares of the Company's Class A Common Stock at $5.25 per share, or such lesser number of shares based upon the actual amount of additional funds contributed. Effective February 5, 2001, the Company's majority shareholder contributed an additional $1,000,000 pursuant to the Funding Commitment, in exchange for 190,476 shares of the Company's Class A Common Stock. These funds were used to acquire additional shares of Healthology as described in Notes 3 and 4 herein.

13.  Income Taxes

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

                                                  Year ended December 31
                                                  2000              1999
                                            ------------------------------------

         Deferred tax assets:
         Net operating loss carryforwards         $1,565,171      $   822,457
         Accruals                                     66,791                -
         Tax credits                                       -          193,334
         Stock based compensation                     29,991           29,991
         Other                                        (4,210)           5,661
                                            ------------------------------------
         Deferred tax assets                       1,657,743        1,051,443
         Less valuation allowance                 (1,657,743)      (1,051,443)
                                            ------------------------------------
         Net deferred tax assets            $             -  $             -
                                            ====================================

A reconciliation from the U.S. Statutory federal income tax rate to the effective income tax rate (benefit) follows:

                                                           2000            1999
                                                          ------          ------
    U.S. Federal Statutory rate                            34.00%         34.00%
    State income taxes, net of federal benefit              3.63           3.63
    Change in valuation allowance                         (19.25)         (3.00)
    Operating losses of discontinued operations                 -        (38.65)
    Gain on disposition of discontinued operations              -          3.05
    Non-deductible items                                  (13.97)          (.07)
    Other                                                  (4.41)          1.04
                                                     -------------- ------------
                                                            0.00%          0.00%
                                                     ============== ============

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of the evidence, both positive and negative, management has determined that a $1,657,743 valuation allowance at December 31, 2000 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $606,300. At December 31, 2000, the Company has available net operating loss carryforwards of approximately $4,159,371 of which approximately $1,100,000 expire from 2010 to 2012 with the remainder expiring during 2019 and 2020.


14. Class B Common Stock

The Company has 25,000 shares of Class B Common Stock outstanding. Such shares are held by an affiliate of the Company's majority shareholder and enable the holder to elect a majority of the Board of Directors of the Company, otherwise the Class B Common Stock is identical to the Company's Class A Common Stock.


15. Subsequent Event

On February 7, 2001, the Company purchased 200,000 shares of VisualPlex Corp. Common Stock and 240 shares of VisualPlex Corp. Class A Preferred Stock for $253,367.

                                 EXHIBIT INDEX
EXHIBIT                     DESCRIPTION

2.1 Agreement and Plan of Merger dated as of September 30, 1999, by and among OH, Inc., Le@P Technology, Inc., Oakridge Outpatient Center, Inc., and OH Acquisitions Corp. (1)

2.2 Articles of Merger of OH Acquisition Corp. into OH, Inc., filed September 30, 1999. (1)

3.1.1 Certificate of Incorporation of Le@P Technology, Inc., filed March 20, 1997. (2)

3.1.2 Certificate of Preferred Stock Designation of Le@P Technology, Inc., dated March 23, 1999. (4)

3.1.3 Certificate of Amendment to Certificate of Incorporation of Le@P Technology, Inc. dated June 21, 1999. (3)

3.1.4 Certificate of Designation, Preferences, Rights and Limitations of 10% Cumulative Non-Voting Series B Preferred Stock of Le@P Technology, Inc., dated November 15, 1999. (5)

3.1.5 Certificate of Amendment to Certificate of Incorporation of Le@P Technology, Inc. filed July 5, 2000. (6)

3.2    Bylaws of Le@P Technology, Inc. (2)

4.3 Investors' Rights Agreement between Healthology, Inc. and Le@P Technology, Inc. dated March 1, 2000. (7)

4.4 Stockholders' Agreement between Healthology, Inc., Le@P Technology, Inc. and certain existing stockholders of Healthology, Inc. dated
       March 1, 2000. (7)

4.5 First Amended and Restated Investors Rights Agreement between Healthology, Inc., Le@P Technology, Inc., and Communicade, Inc. dated August 1, 2000. (6)

4.6    First Amended and Restated Stockholders' Agreement between
       Healthology, Inc., Le@P Technology, Inc., and Communicade, Inc. and certain other existing stockholders of Healthology, Inc. dated August 1, 2000. (6)

4.7 Amended and Restated Certificate of Incorporation of Healthology, Inc. filed August 1, 2000. (6)

10.1   Funding Commitment by M. Lee Pearce, M.D. (1)

10.2   Subscription Agreement dated March 30, 2000, with M. Lee Pearce, M.D.

10.3   Employment Agreement dated April 1, 1999, with Robert G. Tancredi, M.D.

10.4.1 1999 Long Term Incentive Plan. (8)

10.4.2 1998 Incentive Option Plan. (9)

10.4.3 1997 Incentive Option Plan. (2)

10.4.4 Seal Fleet, Inc. Amended 1996 Long-Term Incentive Plan. (10)

10.5 Business Combination Agreement dated October 9, 1998, by and among Kohlberg & Company, LLC, Camber Companies, LLC, Monsanto Company, Le@P Technology, Inc. and Primary Care Medical Centers of America, Inc. (11)

10.6 General Assignment dated as of October 8, 1998, from Primary Care Medical Centers of America, Inc. to Camber Companies, LLC. (11)

10.7 Assumption Agreement dated as of October 9, 1998 from Camber Companies, LLC to Monsanto Company. (11)

10.8 Agreement and Plan of Exchange between Le@P Technology, Inc. and OH, Inc., a Florida corporation, dated December 21, 1998. (1)

10.9   Securities Exchange Agreement dated April 2, 1999, by and between
       Le@P Technology, Inc. and M. Lee Pearce, MD, who as of April 2, 1999 was the holder of all of the outstanding shares of common stock of OH, Inc. (4)

10.10 Stock Purchase Agreement dated as of December 21, 1998 between First Magnum Corporation, Thomas M. Ferguson and Lauderdale Holdings, Inc. (4)

21     Subsidiaries of the Registrant.

27     Financial Data Statement
-------------------
(1) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 000-05667), as filed October 15, 1999.
(2) Incorporated by reference from an exhibit to the Company's Proxy Statement for the Annual Meeting of Shareholders of Le@P Fleet, Inc. held May 14, 1997, as filed April 11, 1997.
(3) Incorporated by reference from an exhibit to the Company's Annual Report on Form 10-KSB (File No. 000-05667) for the fiscal year ended December 31, 1999, as filed March 30, 2000.
(4) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 000-05667), as filed April 19, 1999.
(5) Incorporated by reference from an exhibit to the Company's Quarterly Report on Form 10-QSB (File No. 000-05667) for the quarter ended September 30, 1999, as filed November 15, 1999.
(6) Incorporated by reference from an exhibit to the Company's Quarterly Report on Form 10-QSB (File No. 000-05667) for the quarter ended
         June 30, 2000, as filed August 14, 2000.
(7) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 000-05667), as filed March 16, 2000.
(8) Incorporated by reference from an exhibit to the Company's Proxy Statement for the Annual Meeting of Shareholders of Le@P Technology, Inc. held June 17, 1999, as filed on June 4, 1999.
(9) Incorporated by reference from an exhibit to the Company's Proxy Statement for the Annual Meeting of Shareholders of Le@P Technology, Inc. held June 24, 1998, as filed on June 8, 1998.
(10) Incorporated by reference from an exhibit to the Quarterly Report on Form 10-QSB of Le@P Fleet, Inc. for the quarterly period ended
         March 31, 1997.
(11) Incorporated by reference from an exhibit to the Company's Annual Report on Form 10-KSB (File No. 000-05699) for the fiscal year ended December 31, 1998, as filed April 1, 1999, as amended April 30, 1999.