Form 10KSB/A
period 2000-12-30
LEAP TECHNOLOGY INC / DE
filed 2001-04-30
CIK 110027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-KSB/A - 1

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                                 -

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

The aggregate market value of the common equity held by non-affiliates as of April 20, 2001 was approximately $702,650 million based on the $.55 closing bid price for the common stock quoted on the OTC Bulletin Board on such date. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

The number of shares of Class A Common Stock of the issuer outstanding as of April 20, 2001 was 33,581,203. The number of shares of Class B Common Stock of the issuer outstanding as of April 20, 2001 was 25,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format:  Yes [  ]   No [XX]

                                EXPLANATORY NOTE


This amendment is being filed in order to provide the information required in
Part III of the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2001.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


The following table sets forth the names and ages of all directors and executive officers and all persons nominated or chosen to become such and positions held with respect to each executive officer of the Company as of April 20, 2001.

 Name                      Age     Position                   Since
 M. Lee Pearce, MD         70      Chairman of the Board      April 5, 1999
                                   Class B Director           April 5, 1999

 Robert G. Tancredi, MD    63      Chief Executive Officer    April 15, 1999
                                   Class B Director           April 2, 1999

 Timothy C. Lincoln        41      Class B Director           July 5, 2000

 Thomas M. Ferguson        61      Class A Director           April 2, 1999 (1)

 John J. Rydzewski         48      Class A Director           April 2, 1999

 Jose B. Valle             52      Class A Director           July 5, 2000

 Laurence B. Brody, DDS    68      Class A Director           July 5, 2000

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

John J. Rydzewski has served as a Class A Director of the Company since
April 1999. Since 1993, Mr. Rydzewski has been an investment banker specializing in health care finance and has been a principal of Benedetto, Gartland & Company, Inc., an investment banking firm. Mr. Rydzewski was previously a Vice President in the Health Care Finance Group of Kidder, Peabody & Co. and a manager at Price Waterhouse & Co. Mr. Rydzewski previously served as Chairman of the Board of ARV Assisted Living, Inc. and as a director of United Medical and Maxim Healthcare Corporations. Mr. Rydzewski received a Master of Business Administration Degree and a Bachelor of Science Degree from the Wharton School of the University of Pennsylvania. Mr. Rydzewski was also a Director of Healthology, Inc. from March 2001 to March 2001.

Jose B. Valle has been a senior executive in the banking industry since 1972. From January 1997 to the present, he has been a Senior Vice President of Bank of America. Prior to this position, from April 1991 to October 1996, Mr. Valle served first as CEO of Bank of North America. Until its sale in October 1996 to BankAtlantic, Bank of North America was formerly controlled by Dr. Pearce. From October 1996 to January 1997, Mr. Valle served as President of the Dade County, Florida operations of BankAtlantic. Mr. Valle is active in numerous civic, charitable and professional organizations in South Florida. Mr. Valle received a bachelor in Accounting from the University of Florida and is a Certified Public Accountant.

Laurence B. Brody, DDS has over 25 years of experience as an entrepreneur and senior executive, principally in the healthcare field. Since 1996 to present, Dr. Brody has served as President and CEO of ConsoliDent, Inc. based in South Florida. Dr. Brody formed and developed ConsoliDent, Inc., a dental information management company, to acquire the assets and manage the financial business activities of dental offices. In 1995, Dr. Brody served as President and CEO of MIDA Dental Plans, and was responsible for its sale in December 1995 to United Concordia. From September 1994 to March 1995, Dr. Brody served as a consultant to AESGEN, a start-up generic pharmaceutical venture created by Mayo Medical Ventures, a unit of the Mayo Clinic and Applied Analytical Industries, a pharmaceutical development company. Dr. Brody serves on the Board of Overseers at the University of Pennsylvania School of Dental Medicine, and is an Associate Professor of the University of Pennsylvania School of Dental Medicine and Nova Southeastern College of Dental Medicine. Dr. Brody has served as an advisor to the insurance departments in Florida, New Jersey, Maryland, Delaware and Pennsylvania.

Timothy C. Lincoln is currently legal counsel for American Medical Plaza,
Ltd., a position he has held since September 2000. He has also maintained a private legal practice since October 1998. From August 1995 to May 1998 he served in various legal and management roles for Marquette Realty, Inc. Marquette Realty, Inc. manages a number of entities that M. Lee Pearce, M.D., the Company's Chairman of the Board and its majority stockholder, is the beneficial owner. Mr. Lincoln also serves as a director for a number of entities which are directly or indirectly owned by Dr. Pearce. From 1993 to 1996, Mr. Lincoln served as a mortgage loan officer for the Bank of North America. Bank of North America was formerly controlled by Dr. Pearce. Mr. Lincoln received a Master of Business Administration Degree in Marketing from the University of New Mexico and received a J.D. degree from the University of Miami School of Law. Mr. Lincoln is a member of the Florida Bar.

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

Certain of the Company's directors were late in filing several of these forms. Messrs. Brody, Lincoln and Valle did not timely file initial reports of ownership on Form 3 following their election to the Board of Directors in July 2000. The initial ownership positions of these directors were, however, disclosed by the Company in its last proxy statement. Mr. Lincoln also did not file timely a Form 4 with regard to a purchase transaction in December, 2000. Dr. Pearce did not timely file a Form 4 with respect to his acquisition of additional shares of Class A Common Stock in the months of June, September, October and December 2000. Such acquisitions by Dr. Pearce were made pursuant to a funding commitment between Dr. Pearce and the Company, with the number of shares issuable thereunder having been timely reported on Form 4 by Dr. Pearce and disclosed in various reports of the Company. Messrs. Tancredi and former Chief Financial Officer, Cecilio Rodriguez, did not timely file a Form 5 reporting options granted to them in the last fiscal year. Such options had been previously reported by the Company in its last proxy statement.

The Company believes that each of the foregoing untimely filings was inadvertent and has taken action to assist its directors and executive officers in timely complying with the requirements of Section 16(a) in the future.

Based solely on its review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that all other Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the year ended December 31, 2000.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain summary information for the years indicated concerning the compensation awarded to, earned by, or paid to (i) those persons serving as the Company's Chief Executive Officer during the 2000 fiscal year, (ii) the other four most highly compensated Executive Officers of the Company who were serving as such at December 31, 2000, and (iii) up to two additional individuals who had served as an Executive Officer of the Company during the 2000 fiscal year but who were not Executive Officers at December 31, 2000, except that persons referred to in clauses (ii) and (iii) above generally are not included in the table if they received total annual salary and bonus of $100,000 or less for 2000. The persons named in this table are collectively referred to as the "Named Executive Officers."


                                         Summary Compensation Table
                                                                                                Long-Term
                                                           Annual Compensation                Compensation
                                                                               Other           Securities
                                                   Salary       Bonus          Annual          Underlying
     Name and Principal Position        Year        ($)           ($)       Compensation        Options/
                                                                              ($) (2)           SARs (#)
-------------------------------------- -------- ------------- ----------- ----------------- ------------------

Robert G. Tancredi, MD (1) (3)         2000         $300,000    $270,000      $12,000           450,000
President and Chief Executive Officer  1999          228,846         -0-       77,000               -0-
                                       1998              -0-         -0-          -0-               -0-
-------------------------------------- -------- ------------- ----------- ----------------- ------------------

Cecilio M. Rodriguez (4)               2000         $130,510        $-0-      $31,000           375,000
Chief Financial Officer                1999          112,550         -0-          -0-               -0-
                                       1998              -0-         -0-          -0-               -0-
-------------------------------------- -------- ------------- ----------- ----------------- ------------------

(1) Dr. Tancredi was appointed President and CEO of the Company on April 15, 1999.

(2) Except for stock options issued pursuant to the Company's 1996, 1997, 1998 and 1999 Stock Option Plans, the Company has not provided any long-term compensation plan, stock appreciation rights, defined benefit or actuarial plan. Except pursuant to the employment agreement with Dr. Tancredi described below, the Company does not have any employment contract or termination of employment or change in control agreements with its Named Executive Officers.

(3) Dr. Tancredi is a member of PearTan, LLC of which he and Dr. Pearce are the sole members. PearTan owns 2,000,000 shares of the Company's Class A Common Stock. Pursuant to the applicable governing documents of PearTan, upon any liquidation of PearTan (including the sale of the foregoing 2,000,000 shares) and after return of the members respective capital contributions, Dr. Tancredi is entitled to receive from the proceeds of liquidation an amount which effectively gives him certain economic rights to 300,000 shares plus up to an additional 800,000 shares, subject to vesting. Subject to the satisfaction of certain vesting criteria, Dr. Tancredi's rights in the foregoing 800,000 shares vest at the rate of 200,000 per year on each April. As of December 31, 2000, a total of 400,000 of such shares had vested. "Other Annual Compensation" paid in 2000 consists of a $12,000 automobile allowance. "Other Annual Compensation" paid in 1999 consists of a $2,000 automobile allowance and a $75,000 consulting fee paid for services rendered prior to his hiring as President and Chief Executive Officer.

(4) Mr. Rodriguez resigned as Chief Financial Officer of the Company effective September 30, 2000. "Other Annual Compensation" consists of $31,000 in consulting fees for services rendered to the Company after Mr. Rodriguez's resignation as Chief Financial Officer.

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

The Company granted options pursuant to the 1999 Plan during the year ended 2000 to each of the following Named Executive Officers:

                        OPTION GRANTS IN LAST FISCAL YEAR
                                Individual Grants

                            Number of      Percent of
                           Securities     Total Option
                           Underlying      Granted To      Exercise
                             Option       Employees in      Price   Expiration
Name                       Granted (#)     Fiscal Year      ($/Sh)     Date
----------------        ----------------  ------------    -------- ------------
Robert G. Tancredi, M.D.    450,000           38%           $3.50    2/28/10
Cecilio M. Rodriguez        375,000           32%           $3.50    1/01/01 (1)
----------------

(1) Pursuant to the terms of the option granted to Mr. Rodriguez, such options expired 90 days after the date of termination of his employment with the Company.


There were no stock option exercises by the Named Executive Officers during 2000. The following table contains information about unexercised stock options held at the end of 2000 by Named Executive Officers.

                           Year-End 2000 Option Values

                                                         Value of Unexercised
                             Number of Securities        In-the-Money Options
                              Underlying Options           at FY-End ($)
        Name                     at FY End(#)              (Exercisable)
  Robert G. Tancredi, M.D.       450,000 (1)                    -0-
  Cecilio M. Rodriguez           375,000 (2)                    -0-
  -----------------------------------------------------------------------------

(1) 150,000 of these options were exercisable at year end.
(2) 125,000 of these options were exercisable at year end.

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

Meetings and Committees of the Board of Directors

The Company's Board of Directors held three meetings during the year ended December 31, 2000. Board members are paid $500 for each meeting attended and reimbursed for associated expenses of attendance at such meetings. The Company's Compensation Committee consists of Thomas M. Ferguson and John Rydzewski. During 2000, the Compensation Committee did not meet. The Compensation Committee reviews existing and proposed compensation plans, programs and arrangements both for officers of the Company and for certain non-officer employees. The Committee may also grant stock options and awards restricted stock to key employees, including officers and members of the Board, in accordance with the terms of the Company's stock option plans. The full Board of Directors, and not the Committee, is authorized to grant or award compensation, options or restricted stock to any officer or employee who is also a Director and a member of the Compensation Committee.

The Company's Audit Committee consists of Laurence B. Brody and Jose B.
Valle. During 2000, the Audit Committee met three times. The Audit Committee will review the scope of the accountants' engagement, including the remuneration to be paid, and will review the independence of the accountants. The Audit Committee, with the assistance of the Company's Treasurer and Chief Financial Officer and other appropriate personnel, will review the Company's annual financial statements and the independent auditor's report, including significant reporting and operational issues; corporate policies and procedures as they relate to accounting and financial reporting and financial controls; litigation in which the Company is a party; and use by the Company's Executive Officers of expense accounts and other non-monetary perquisites, if any. The Audit Committee may direct the Company's legal counsel, independent auditors and internal audit staff to inquire into and report to it on any matter having to do with the Company's accounting or financial procedures or reporting.

No Director attended fewer than 75% of the meetings of the Board of Directors or of any committee on which such Director served during the year ended December 31, 2000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows, as of April 20, 2001, the Common Stock owned beneficially by (i) each Director of the Company, (ii) each Executive Officer,
(iii) all Directors and Executive Officers as a group, and (iv) each person known by the Company to be the "beneficial owner" of more than five percent (5%) of such Common Stock. "Beneficial ownership" is a technical term broadly defined by the Securities and Exchange Commission to mean more than ownership in the usual sense. For example, you "beneficially" own Common Stock not only if you hold it directly, but also if you indirectly (through a relationship, a position as a Director or trustee, or a contract or understanding), have (or share the power to vote the stock, or sell it) the right to acquire it within 60 days. Except as disclosed in the footnotes below, each person has sole voting and investment power over his or her shares. As of April 20, 2001, there were 33,581,203 shares of Class A Common Stock issued and outstanding and 1,510 holders of record, and 25,000 shares of Class B Common Stock issued and outstanding and one holder of record. In addition, there are 2,170 shares of Series B Preferred Stock issued and outstanding and one holder of record.

                                                            Shares          Percentage           Title
                                       Current           Beneficially      Beneficially           Of
           Name (1)                     Title               Owned             Owned              Class

M. Lee Pearce, M.D.                Class B Director,      32,358,894 (2)       94.5%         Class A Common
                                   Chairman of the            25,000 (3)        100%         Class B Common
                                   Board of Directors          2,170 (7)        100%       Series B Preferred
--------------------------------------------------------------------------------------------------------------

Robert G. Tancredi, M.D. (4)       Class B Director,           2,300,000        6.8%         Class A Common
                                   Chief Executive
                                   Officer
--------------------------------------------------------------------------------------------------------------

Timothy C. Lincoln                 Class B Director                1,053         *          Class A Common
--------------------------------------------------------------------------------------------------------------

Laurence B. Brody                  Class B Director                  500         *          Class A Common
--------------------------------------------------------------------------------------------------------------

Thomas M. Ferguson (5)             Class A Director            1,072,675        3.1%         Class A Common
--------------------------------------------------------------------------------------------------------------

John J. Rydzewski (6)              Class A Director              328,279         *           Class A Common
--------------------------------------------------------------------------------------------------------------

Jose B. Valle                      Class A Director                1,200         *           Class A Common
--------------------------------------------------------------------------------------------------------------

All Directors and Executive                                   34,062,601       96.3%         Class A Common
Officers as a Group (7 Persons)                                   25,000        100%         Class B Common
                                                                   2,170        100%       Series B Preferred
--------------------------------------------------------------------------------------------------------------
-------------
*Less than 1%.

(1) The address for each of the persons and entities listed above is 5601 N. Dixie Highway, Suite 411, Fort Lauderdale, Florida 33334.

(2) The shares beneficially owned by Dr. Pearce (i) include 28,982,703 shares of Class A Common Stock, which are owned by the M. Lee Pearce 1998 Irrevocable Trust of which Dr. Pearce is the 100% beneficial owner, (ii) include 2,000,000 shares of Class A Common Stock which are owned by PearTan, LLC of which Dr. Pearce is a member. (Dr. Pearce and Dr. Tancredi share voting power on all of the shares owned by PearTan; provided, however, that if they are unable to agree on any such vote, then Dr. Tancredi has the right to direct the vote of 700,000 of such shares and Dr. Pearce has the right to direct the vote of the balance of 1,300,000 of such shares), (iii) include 700,000 shares of Class A Common Stock which are owned by Broward Trading Corporation of which Dr. Pearce is the sole shareholder, and (iv) include subscription rights to purchase 676,191 shares of Class A Common Stock pursuant to a funding agreement with the Company dated March 31, 2000. The calculation of Dr. Pearce's beneficial ownership percentage does not take into account the exercise of options held by third parties, including options held by other officers and directors.

(3) The shares are owned by Lauderdale Holdings, Inc., a Florida corporation of which Dr. Pearce is the sole shareholder.

(4) Includes (i) vested options to purchase up to 300,000 shares of Class A Common Stock, out of a total option grant of 450,000 shares, and (ii) 2,000,000 shares held by PearTan, LLC, of which Dr. Tancredi is a member. Dr. Pearce and Dr. Tancredi share voting power on all of the shares owned by PearTan; provided, however that, if they are unable to agree on any such vote, then Dr. Tancredi has the right to direct the vote of 700,000 of such shares and Dr. Pearce has the right to direct the vote of the balance of 1,300,000 of such shares. The calculation of Dr. Tancredi's beneficial ownership percentage does not take into account the exercise of options and warrants held by third parties, including options and warrants held by other officers and directors.

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

(7) These shares are held by the M. Lee Pearce 1998 Irrevocable Trust of which Dr. Pearce is the 100% beneficial owner.

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

M. LEE PEARCE, M.D.

Generally

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

Following the Oakridge Transaction, the Company now leases 2,060 square feet of office space in the NRMP pursuant to a lease expiring in 2004. The lease has a current annual rental rate of approximately $42,000, adjusted annually for inflation. Prior to the Oakridge Transaction, affiliates of Dr. Pearce had agreements with subsidiaries of OHI as set forth below.

Funding Arrangement

Since the fourth quarter of 1999, the Company has funded its operations and its investments through proceeds from affiliates of Dr. Pearce pursuant to a commitment dated September 30, 1999 to provide or arrange for funding of up to ten million dollars (the "Funding Commitment"). Through March 31, 2001, the Company had received an aggregate of $7.5 million pursuant to this Funding Commitment. On March 31, 2000, the Company and Dr. Pearce agreed that all funds contributed pursuant to the Funding Commitment would be treated as a subscription for additional shares of the Company's Class A Common Stock at the purchase price of $5.25 per share. Accordingly, through March 31, 2001, an aggregate of 1,428,571 shares of Class A Common Stock had been issued to Dr. Pearce or his affiliates pursuant to such agreement.

Activities Involving The Company's Former OHI Business

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

In addition to the fees described above, as compensation for services provided to the Company by BGC in connection with the Company's investment in Healthology, Inc. in March 2000, 5% of the 3,211,453 shares acquired by the Company at a cost of $1.00 per share were transferred to BGC. The Company retained voting control over all such shares.

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



                                             LEAP TECHNOLOGY, INC.

                                             By: /s/ Robert G. Tancredi, M.D.
                                             --------------------------------
                                             Chief Executive Officer

Dated:   April 30, 2001