Form 10QSB
period 2001-03-31
LEAP TECHNOLOGY INC / DE
filed 2001-05-15
CIK 110027

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                            -------------------------


                                   FORM 10-QSB

       [x] Quarterly Report Under to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2001

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


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

           Class A Common Stock, par value $0.20 per share, 33,581,203 shares outstanding as of April 30, 2001

             Class B Common Stock, par value $0.20 per share, 25,000
                    shares outstanding as of April 30, 2001

    Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                     LE@P TECHNOLOGY, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                                      INDEX

                                                                   Page Number

PART I.    FINANCIAL INFORMATION.............................................3

Item 1.    Financial Statements..............................................3

           Condensed Consolidated Balance Sheets - March 31, 2001 (unaudited)
           and December 31, 2000.............................................3

           Condensed Consolidated Statements of Operations (unaudited) - Three
           Months Ended March 31, 2001 and 2000..............................5

           Condensed Consolidated Statements of Cash Flows (unaudited) - Three
           Months Ended March 31, 2001 and 2000..............................6

           Notes to Condensed Consolidated Financial Statements..............7

Item 2.    Management's Discussion and Analysis or Plan of Operation........15

PART II.   OTHER INFORMATION................................................22

Item 1.    Legal Proceedings................................................22

Item 2.    Changes in Securities............................................22

Item 6.    Exhibits and Reports on Form 8-K.................................23


SIGNATURE...................................................................24

PART I...FINANCIAL INFORMATION

    Item 1...Financial Statements

                     Le@P Technology, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets


                                                March 31,         December 31,
                                                  2001                2000
                                              -------------     ---------------
ASSETS                                         (Unaudited)
Current assets
   Cash                                           $79,391           $688,702
   Due from related party                          44,563             29,563
   Prepaid expenses and other current assets      106,912             38,273
                                               ----------         ----------

Total current assets                              230,866            756,538

Property and equipment, net                       121,784            128,611
Investment in Camber Companies, LLC             1,845,245          1,845,245
Investment in Healthology, Inc.                 2,655,420          2,367,983
Investment in VisualPlex Corp.                    253,367                  -
Other assets                                        4,920              9,573
                                               ----------         ----------

Total assets                                   $5,111,602         $5,107,950
                                               ==========         ==========



See notes to condensed consolidated financial statements

                                         Le@P Technology, Inc. and Subsidiaries

                                          Condensed Consolidated Balance Sheets
                                                       (continued)

                                                                                 March 31,           December 31,
                                                                                    2001                 2000
                                                                              --------------        --------------
                                                                                (Unaudited)
Liabilities and stockholders' equity:
Current liabilities:
   Accounts payable                                                            $   128,960          $    25,368
   Accrued professional fees                                                       167,537               94,100
   Accrued compensation and related liabilities                                    248,305              202,878
                                                                              --------------        --------------
Total current liabilities                                                          544,802              322,346

Commitments and contingencies

Stockholders' equity:

  Preferred stock, $0.001 par value per share; Authorized 25,000,000 shares.  Issued and outstanding 2,170 shares at March 31, 2001 and
     December 31, 2000, respectively.                                            2,170,000            2,170,000
  Class A common stock, $0.20 par value per share;  Authorized
     99,975,000 shares. Issued 33,580,339 and 33,389,863 shares, and outstanding 33,495,489 and 33,305,013 shares, at March 31, 2001
     and December 31, 2000, respectively.                                        6,716,068            6,677,973
  Class B common stock, $0.20 par value per share; Authorized, issued
     and outstanding 25,000 shares at March 31, 2001 and December 31, 2000.          5,000                5,000
  Additional paid-in capital                                                    25,464,056           24,502,151
  Accumulated deficit                                                          (29,738,864)         (28,520,060)
  Treasury stock, at cost, 84,850 shares at March 31, 2001 and
     December 31, 2000.                                                            (49,460)             (49,460)
                                                                              --------------        --------------
Total stockholders' equity                                                       4,566,800            4,785,604
                                                                              --------------        --------------
Total liabilities and stockholders' equity                                     $ 5,111,602          $ 5,107,950
                                                                              ==============       ===============


See notes to condensed consolidated financial statements

                     Le@P Technology, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)


                                                     Three Months Ended
                                                         March 31,
                                              ----------------------------------
                                                  2001              2000

Revenue                                           $        -      $         -
                                              ----------------  ----------------

Expenses:
   Salaries and benefits                             210,666          349,494
   Professional fees                                 193,738          264,458
   General and administrative                        107,162          100,059
                                              ----------------  ----------------
Total expenses                                       511,566          714,011
                                              ----------------  ----------------

Operating loss                                      (511,566)        (714,011)

   Interest Income                                     5,325            1,194
   Equity in loss of Healthology, Inc.              (712,563)               -

                                              ----------------  ----------------
Net loss                                         $(1,218,804)     $  (712,817)
                                              ================  ================

Net loss attributable to common stockholders     $(1,273,054)     $  (767,067)
                                              ================  ================

Basic and diluted loss per share:
  Net loss                                       $     (0.04)     $     (0.02)
                                              ================  ================

Weighted average shares outstanding               33,495,489       32,066,919
                                              ================  ================



See notes to condensed consolidated financial statements

                                     Le@P Technology, Inc. and Subsidiaries

                                 Condensed Consolidated Statements of Cash Flows

                                                   (Unaudited)

                                                                                         Three Months
                                                                                        Ended March 31,
                                                                             -----------------------------------
                                                                                   2001               2000
Operating activities
Net loss                                                                      $ (1,218,804)        $ (712,817)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                      6,827              8,381
   Equity in loss of Healthology, Inc.                                             712,563                  -
   Issuance of stock for services                                                        -             30,000
   Changes in operating assets and liabilities:
     Due from related party                                                        (15,000)                 -
     Prepaid expenses and other current assets                                     (68,639)           (58,813)
     Other assets                                                                    4,653              5,136
     Accounts payable                                                              103,592            (33,687)
     Accrued compensation and related liabilities                                   45,427             81,416
     Accrued professional fees                                                      73,437            172,008
     Other liabilities                                                                   -             37,602
                                                                             -----------------------------------
Net cash used in operating activities                                             (355,944)          (470,774)

Investing activities
Investment in VisualPlex Corp.                                                    (253,367)                 -
Investment in Healthology, Inc.                                                 (1,000,000)        (3,516,870)
                                                                             -----------------------------------
Net cash used in investing activities                                           (1,253,367)        (3,516,870)

Financing activities
Proceeds from short-term note                                                            -             48,436
Subscribed Class A common stock                                                          -          3,500,000
Issuance of Class A common stock                                                 1,000,000                  -
                                                                             -----------------------------------
Net cash provided by financing activities                                        1,000,000          3,548,436

Net change in cash                                                                (609,311)          (439,208)
Cash at beginning of period                                                        688,702            462,802
                                                                             -----------------------------------
Cash at end of period                                                         $     79,391        $    23,594
                                                                             ===================================

See notes to condensed consolidated financial statements

                     Le@P Technology, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 2001
                                   (Unaudited)
1.  The Company

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

On September 30, 1999, the Company's Chairman and majority stockholder agreed to provide Le@P, directly or through his affiliates (collectively, the "Majority Stockholder"), funding of up to $10,000,000 to be used to fund working capital requirements and future acquisitions, as approved by the Company's Board of Directors (the "Funding Commitment") and as further discussed in Note 4 herein. Through March 31, 2001, the Company had received $7,500,000 of the Funding Commitment. Subsequent to March 31, 2001, the Company received an additional $450,000 of the Funding Commitment to be used for working capital purposes. Management is considering alternatives to enable the Company to continue meeting its current and projected cash requirements, or will attempt to further reduce those requirements to a manageable level.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Le@P Technology, Inc. annual report on Form 10-KSB for the year ended December 31, 2000.

Consolidation

The accompanying financial statements include the accounts of Le@P Technology, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Investments in Partner Companies in which Le@P owns 50% or less of the outstanding voting securities, and in which significant influence is exercised, are accounted for under the equity method. Significant influence is presumed at a 20% ownership level; however, Le@P applies the equity method for investments in which it acquires less than 20% of the voting interest if it exerts significant influence through representation on the investee's Board of Directors or through other means. All other investments for which the Company does not have the ability to exercise significant influence are accounted for on the cost method. Such investments are stated at the lower of cost or net realizable value. The Company accounts for its investment in Healthology under the equity method and its investments in Camber and VisualPlex under the cost method.

Partner Company Investments

Under the equity method, the Company's proportionate share of Partner Company net income or loss is included in the Company's Condensed Consolidated Statements of Operations. The amount by which the Company's carrying value exceeds its share of the underlying net assets of a Partner Company accounted for under the equity method is amortized on a straight-line basis over 2 1/2 years as an adjustment to the Company's share of the Partner Company's net income or loss.

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

Pursuant to SEC Staff Accounting Bulletin No. 84, at the time a Partner Company accounted for under the equity method of accounting sells its common stock at a price different from the Partner Company's book value per share, the Company's share of the Partner Company's net equity changes. If, at that time, the Partner Company is not a newly-formed, non-operating entity, nor a research and development, start-up or development stage company, nor is there question as to its ability to continue in existence, the Company will record the change in its share of the Partner Company's net equity as a gain or loss in its Condensed Consolidated Statement of Operations.

Change in Accounting Estimate

Effective January 1, 2001, the Company changed the original number of periods to amortize the excess of its investment in Healthology over the Company's share of the underlying net assets of Healthology from 5 years to 2 1/2 years as a result of the significant operating losses and cash flow deficiencies incurred by Healthology. The effect of this change in accounting estimate was to increase the Company's net loss by approximately $194,000 $(.006) per share, for the three-month period ended March 31, 2001.

Income Taxes

No provision for income taxes has been recorded due to losses to date. The Company has recorded a valuation allowance for any deferred tax assets that have resulted from its operating losses.

3.  Investments

Healthology

On March 27, 2000, the Company purchased an approximate 21% interest in the issued shares of Healthology (such interests have been computed on an as-converted basis). Healthology is a privately held, health-media company based in New York, NY that produces and distributes original healthcare content generated by health professionals. The Company acquired approximately 3,200,000 shares of Healthology Series A Convertible Voting Preferred Stock ("Healthology Preferred Shares") at a total cost of approximately $3,500,000. The Company obtained the funds for the Healthology acquisition through a capital contribution from its majority stockholder pursuant to the Funding Commitment described in Note 4 herein.

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

During August 2000, Healthology received an additional equity investment of $6,000,000 from Omnicom, a strategic, third party investor. Such investment was in the form of preferred stock with terms similar to those held by Le@P. As a result of this investment, the Company's interest in the equity of Healthology was reduced to approximately 15% of the issued and outstanding shares. In connection with the third party investment in Healthology, the Company granted Healthology a put option which would require Le@P to purchase 800,000 shares of Healthology common stock at $1.25 per share (the "Put Option"). Subsequent to December 31, 2000, Healthology exercised the Put Option and, on February 5, 2001, Le@P purchased 800,000 shares of Healthology common stock for $1,000,000. Le@P's interest in Healthology was increased to approximately 18% of the issued and outstanding shares as a result of the purchase of these shares.

Generally, pursuant to the equity method of accounting, when a Company's ownership interest in an investee drops below 20%, the equity method of accounting is no longer applicable and the Company uses the cost method of accounting. Under the cost method, investments are stated at the lower of cost or net realizable value and no charge is recorded for the Company's equity in income or loss of the investee. Following the Omnicom investment in Healthology during August 2000, the Company's interest in the issued equity securities of Healthology declined to approximately 15% of the outstanding capital stock of Healthology. In addition, during February 2001, Le@P's ownership interest in Healthology was increased to approximately 18% as a result of the Company's additional $1.0 million investment. Despite this lower ownership interest, the Company continues to exercise influence on the operations of Healthology, primarily by virtue of the contractual right to maintain two seats on Healthology's seven-member Board of Directors. Accordingly, the Company has continued to apply the equity method of accounting for its investment in Healthology following Omnicom's and Le@P's additional investments.

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

Presented below is unaudited selected pro forma financial information for the three-month periods ended March 31, 2001 and 2000 as if the acquisition of Healthology had occurred at the beginning of each period. The unaudited pro forma financial information is provided for informational purposes only and should not be construed to be indicative of the Company's consolidated results of operations had the acquisition been consummated on the dates assumed and do not project the Company's results of operations for any future period:

                                             Three-Month Period Ended March 31,
                                            ------------------------------------
Pro-Forma:                                         2001              2000

    Net revenues                               $         -      $         -
                                            ====================================

    Loss from continuing operations            $(1,218,804)     $  (968,918)
                                            ====================================

    Net loss                                   $(1,218,804)     $  (968,918)
                                            ====================================

    Basic and diluted loss per share           $     (0.04)     $     (0.03)
                                            ====================================

Presented below is unaudited selected financial information for Healthology for the three-month periods ended March 31, 2001 and 2000.

                                             Three-Month Period Ended March 31,
                                            ------------------------------------
Healthology, Inc.:                                 2001              2000

         Net revenues                          $   457,000      $   194,346
                                            ====================================

         Gross profit (loss)                   $  (486,000)     $  (115,702)
                                            ====================================

         Net loss                              $(2,300,000)     $  (529,398)
                                            ====================================



At March 31, 2001, the carrying value of the Company's investment in Healthology exceeded the Company's equity in the underlying net assets of Healthology by approximately $2,000,000. The Company's consolidated results of operations for the three-months ended March 31, 2001 include its proportionate share of Healthology's net loss of $383,180 and amortization of the Company's net excess investment over its equity in Healthology of $329,383. The aggregate of these amounts, $712,563, for the three-months ended March 31, 2001, is included in the accompanying Statements of Operations as Equity in Loss of Healthology, Inc.

The audited financial statements of Healthology as of and for the year ended December 31, 2000 contained a going concern explanatory paragraph. As shown above, Healthology sustained a net loss of $2,300,000 for the three-months ended March 31, 2001. Healthology's plans include raising additional equity or debt finance in the upcoming year, investigating the possibility of merger or joint venture arrangements to obtain additional sources of funds, and scaling back operations. However, there can be no assurance that any of these plans can be successfully executed. In such an event, the value of the Company's investment in Healthology could be materially impaired or eliminated, which in turn, could have a material adverse effect on the Company's financial position and operations. The Company's investment in Healthology is illiquid in nature and cannot be readily sold.

A Company director is a principal in an investment-banking firm that provided services to the Company relating to the Healthology acquisition and subsequently advised Healthology on the additional equity investment by a third party.

Camber

The Company has a 6% interest in Camber Companies, LLC ("Camber"). Camber operates clinics specializing in multidisciplinary, musculoskeletal care in Florida and California. The Company accounts for its investment in Camber under the cost method.

VisualPlex

On February 6, 2001, the Company purchased 200,000 shares of VisualPlex Corp. common stock and 240 shares of VisualPlex Corp. preferred stock for $253,367. Such investment represents less than a 1% interest in VisualPlex. The Company accounts for this investment under the cost method.

4.  Funding Commitment

In connection with the Funding Commitment, the Majority Stockholder has contributed $7,500,000 to the Company of which $1,000,000 was received during the three-months ended March 31, 2001. Of the $7,500,000, approximately $4,544,000 was to fund the investment in Healthology and related transaction expenses, approximately $250,000 was to fund the VisualPlex transaction, and $2,706,000 was to fund operating expenses of the Company. In exchange for these contributions, the Company issued 1,428,570 shares of the Company's Class A Common Stock at a purchase price of $5.25 per share including 190,476 shares which were issued during the three-months ended March 31, 2001.

As of March 31, 2001, an additional $2,500,000 (the "Additional Funds") was available to the Company pursuant to the Funding Commitment. On March 30, 2000, the Board of Directors of the Company and the Majority Stockholder agreed that all funds contributed pursuant to the Funding Commitment including such Additional Funds, represent a subscription for additional shares of the Company's Class A Common Stock at $5.25 per share.

Effective April 26, 2001, the Company's Majority Stockholder contributed an additional $450,000 pursuant to the Funding Commitment in exchange for 85,714 shares of Le@P's Class A common stock at $5.25 per share. These funds are being used to fund operating expenses of the Company.

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

6.  Loss Per Share

Options were not included in the computation of loss per share for the three-month periods ended March 31, 2001 and 2000 because their effect would have been anti-dilutive. The net loss attributable to common stockholders for the three-month periods ended March 31, 2001 and 2000 includes undeclared dividends on cumulative preferred stock of $54,250 for each period.

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

Partner Company Strategy

Typically, the Company receives business plans from early stage companies seeking equity financing. Information received is evaluated to determine if the potential Partner Company's business is within Le@P's investment parameters. The Company will generally consider investments in Partner Companies that have a clearly defined product or service, experienced and financially committed management, and some operational history.

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

Investment in Healthology

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

As a result of Omnicom's investment in Healthology during August 2000, the Company's equity interest was reduced to approximately 15% of the issued and outstanding shares of Healthology. At that time, the Company granted Healthology a put option which would require Le@P to purchase 800,000 shares of Healthology common stock at $1.25 per share (the "Put Option"). Subsequent to December 31, 2000, Healthology exercised the Put Option and, on February 5, 2001, Le@P purchased 800,000 shares of Healthology common stock for $1,000,000. Le@P's interest in Healthology increased to approximately 18% of the issued and outstanding capital stock of Healthology as a result of the purchase of these shares.


Investment in Camber

The Company's investment in Camber had a carrying value of approximately $1.8 million at March 31, 2001, representing Le@P's historical cost basis. Camber operates clinics in Florida, California and Pennsylvania specializing in multidisciplinary, musculoskeletal care. Camber had a net loss of $1.1 million for the year ended December 31, 2000 which is substantially less than the prior year loss of $8.1 million. Camber's operating income for the year ended December 31, 2000, was $878,000 before deductions for depreciation, amortization, interest, taxes and loss on sale of assets. Camber, which began operations in 1998, has incurred significant losses while developing its business strategy. Camber management anticipates that its current business plan will provide for significant profitability through the acquisition of, and affiliation with, a significant number of additional clinics. At this time, the Company is unable to determine whether the growth through acquisitions contemplated by Camber can be made without substantial dilution of the Company's interest. Should such acquisitions be made and funded with additional equity financing by Camber, the Company's interest may be diluted. Significant dilution of the Company's interest could result in the impairment of the value of the Camber investment which would require a write-down of some or all of said investment.


Investment in VisualPlex

Pursuant to the terms of a Subscription Agreement dated February 7, 2001, the Company invested approximately $250,000 in the Common Stock and Class A Preferred Stock of VisualPlex Corp., a Delaware corporation ("VisualPlex"). Founded in 2000, VisualPlex is a privately-held corporation that has developed software designed to facilitate online communication and network access for e-commerce, insurance claim submission and verification, billing and payment, order-tracking, and other functions for manufacturers, distributors, optical labs, insurance companies and eye care professionals.

Investment Company Act Considerations

Under the Investment Company Act of 1940, a company that owns investment securities having a value exceeding 40% of the value of its total assets is subject to registration and regulation as an investment company unless it qualifies for a statutory or regulatory exclusion or exemption from investment company status. For purposes of the statutory 40% test, the only investments excluded from the definition of investment securities are investments in majority-owned subsidiaries. Since registration and regulation as an investment company are inconsistent with the Company's business objectives and plans, they would have a materially adverse effect on the Company.

The Company believes that based on its current asset mix and the terms and relative values of its investments, it qualifies for exclusion from investment company status pursuant to a rule under the statute. This rule permits the Company to exclude its investment in Healhtology from investment securities because Healthology is controlled primarily by the Company. Subject to certain additional requirements, the rule also raises the permissible percentage of the Company's total assets that may consist of investment securities from 40% to 45%. For purposes of this 45% test, as well as the 40% test under the statute, assets are valued in a manner that does not necessarily coincide with their carrying values on financial statements of the Company prepared in accordance with generally accepted accounting principles. For example, the value of securities for which market quotations are not readily available - including the Company's investments in Healthology, Camber and VisualPlex - is determined in good faith by the Board of Directors.

Assuming no change in the Company's current asset mix, the continued availability of the exclusionary rule described above will depend on two factors: (1) whether and for what period the Company retains the Super-Voting Right that permits it to treat Healthology as primarily controlled by the Company; and (2) the value of the Company's investment in Healthology in relation to the value of its investments in Camber and VisualPlex. See Note 3 of the Company's condensed consolidated financial statements included in Part I,
Item 1 of this Form 10-QSB. As a consequence of the amendments to the Healthology Transaction in August 2000, the Company's Super-Voting Right is scheduled to terminate on December 31, 2001 and may terminate prior to that time. If at the time the Company loses the Super-Voting Right (or sooner if the value of the Company's investment in Healthology should become materially impaired or if the relative values of the Company's investment securities to total assets otherwise adversely change), the Company has not changed its asset mix so as to increase the value of assets that are not investment securities (e.g., by acquisition of investments in other companies that are majority-owned subsidiaries of or primarily controlled by the Company), and the Company does not qualify for some other exclusion or exemption from investment company status, the Company may be required to take significant business actions that are contrary to its business objectives and plans in order to avoid registration and regulation as an investment company. For example, the company might be compelled to acquire additional assets that it might not otherwise have acquired, be forced to forego opportunities to acquire interests in companies that it might otherwise wished to have acquired or to be forced to sell or refrain from selling such interests or assets. In the alternative or in addition, the Company might find it necessary to sell investment securities for which there may be little or no market at prices and on terms that the Company would not otherwise have considered to be satisfactory.


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

The Company expects that its Partner Companies, including Le@P's first such Partner Company, Healthology, will require one or more rounds of additional equity capital before they can be expected to generate positive cash flow. The investment by Omnicom in Healthology and the Company's recent additional $1 million investment are examples of such additional financing. The Company's investment evaluations anticipate such additional rounds of future financing, at successively higher valuations, such that while the Company's ownership interest may decline, the value of its interest may increase based on the amount paid by later stage investors. The Omnicom investment in Healthology, however, was completed at the same valuation per share as the investment by the Company. Moreover, within the last year to year and a half valuations of Internet related companies have, in general, significantly declined and it has become increasingly difficult for such companies to attract further investment necessary to maintain or expand operations.

The Company believes that it could realize the value of its Partner Company investments through the sale of the Partner Company to a larger competitor, through the sale of some or all of its interest after an initial public offering by a Partner Company, or by selling some or all of its interest to venture capital or other firms. There can be no assurance, however, that the Partner Companies will successfully execute their business plans, or that, if successful, a suitable buyer for Le@P's interest will be found. In addition, there can be no assurance that any Partner Company would be able to raise additional financing or that any such financing would be at a valuation higher than that paid by the Company. The audited financial statements of Healthology for the fiscal year ended December 31, 2000, contained a going concern explanatory paragraph. As further described below, Healthology sustained net losses of approximately $5.2 and $2.3 million, respectively, for the year ended December 31, 2000, and the fiscal quarter ended March 31, 2001, respectively. Healthology's plans include raising additional equity or debt financing in the upcoming year, investigating the possibility of merger or joint venture arrangements to obtain additional sources of funds, and scaling back operations. However, there can be no assurance that any of these plans can be successfully executed. If Healthology were unable to obtain such financing, or otherwise take such actions, it may be required to curtail or cease operations. In such an event, the value of the Company's investment in Healthology could be materially impaired or eliminated, which in turn, could have a material adverse effect on the Company's financial position and operations. Such a result could also have an adverse regulatory impact on the Company. See "Investment Company Act Considerations". The Company's investments and acquisitions are illiquid in nature and cannot be readily sold.

Since the fourth quarter of 1999, the Company has funded its operations and its investments in Healthology through proceeds from its majority stockholder and certain of his affiliates (collectively, the "Majority Stockholder") pursuant to the Funding Commitment described in Note 4 of the Company's March 31, 2001 condensed consolidated financial statements included in Part I, Item 1 and in Part II, Item 2 of this Form 10-QSB. Through March 31, 2001, the Company had received $7.5 million of the Funding Commitment, including $3.5 million which was received on March 24, 2000 to fund the Healthology acquisition. Subsequent to March 31, 2001, the Company received an additional $450,000 from its Majority Stockholder. In addition, Management of the Company is pursuing various business alternatives to enable the Company to continue meeting its current and projected commitments and obligations, or will attempt to further reduce the amount of such liabilities to a manageable level.

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

Changes in Financial Condition and Results of Operations

The discussion below relates to material changes in financial condition during the three-month period ended March 31, 2001 compared with December 31, 2000 and to material changes in results of operations during the first quarter of 2001 compared with the quarter ended March 31, 2000. All amounts in the discussion below are approximate.

Total assets increased during the three-month period ended March 31, 2001 by $4,000 to $5.1 million. This net increase primarily resulted from the Company's additional investment in Healthology of $1.0 million and the investment in VisualPlex of $253,000, less a reduction in cash of $609,000 and a reduction in the Company's investment in Healthology of $713,000 to account for the Company's share of Healthology's losses for the first quarter of 2001. The reduction in cash resulted principally from the payment of cash expenses for operations and to fund the investment in VisualPlex. In addition, prepaid expenses and other current assets increased by $69,000.

Operating expenses for the three-month period ended March 31, 2001 decreased by $202,000 from the three-month period ended March 31, 2000. Salaries and benefits decreased by $139,000 when compared to the same three-month period of the previous year. The net decrease in salaries and benefits resulted primarily from a reduction of the Company's employees and a decrease in the accrual for bonuses provided for in certain management employment agreements. Professional fees decreased by $71,000 as a result of the expiration of a consulting agreement with the Company's former CEO and professional fees incurred in connection with the Healthology acquisition in March 2000. General and Administrative expenses were generally comparable to the same three-month period of the preceding year.

Despite the foregoing reduction in operating expenses in the three-month period ended March 31, 2001 compared to the comparable 2000 period, net loss for the three-month period ended March 31, 2001 increased by approximately $506,000 over the comparable 2000 period. The reason for the increase is solely attributable to the accounting treatment of the Company's investment in Healthology. As further described below, the Company did not commence accounting for its share of Healthology's loss until the second quarter of 2000. Such loss amounted to $713,000 for the three-month period ended March 31, 2001.

Results of operations in future periods are also expected to be materially impacted as a result of the Company's investment in Healthology. Please refer to the discussion of the accounting for Partner Company Investments in Note 2 and to the discussion of the Healthology Acquisition in Note 3 of the Company's March 31, 2001 condensed consolidated financial statements included in Part I,
Item 1 of this Form 10-QSB. As noted therein, beginning in the second quarter of 2000, the Company began recording its share of Healthology's income or loss. Due to the nature of Healthology's operations as described above, the Company expects that such charge will increase its net loss for the foreseeable future. In addition, beginning in the second quarter of 2000, the Company began recording a charge for amortization of the excess of its investment in Healthology over the Company's share of the underlying net assets of Healthology, which increases the Company's net loss. Prior to the quarter ended March 31, 2001 such charge was being amortized over a period of 5 years. Due to the continuing significant losses of Healthology, in the latest quarter, the Company reduced such amortization period to 2 1/2 years, which resulted in additional loss of approximately $194,000 for the quarter.

Forward Looking Information

In the discussion above (and elsewhere in this report) regarding the Company's business, any statement of its future expectations, including without limitation, future revenues and earnings (losses), plans and objectives for future operations, future agreements, future economic performance or expected operational developments and all other statements regarding the future are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and as that term is defined in the Private Securities Litigation Reform Act of 1995. The Company intends that the forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on the Company's strategic plans and involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein include (the "Cautionary Statements"), without limitation:

*  The Company's ability to raise capital,
* The Company's ability to execute its business strategy in a very competitive environment,
*  The Company's degree of financial leverage,
* Risks associated with the capital markets and investment climate for Internet and Healthcare businesses,
*  Risks associated with acquisitions and the integration thereof,
*  Risks associated with start-up and early-stage enterprises,
*  Risks associated with providing services over the Internet,
*  Healthcare regulatory considerations,
*  Regulatory considerations under the Investment Company Act of 1940,
*  Contingent liabilities,
*  The impact of competitive services and pricing, and
* Other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission.

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

PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings

See Note 5 of the Company's March 31, 2001 condensed consolidated financial statements included in Part I, Item 1 of this Form 10-QSB.

    Item 2.  Changes in Securities

Pursuant to that certain letter dated September 30, 1999, the Company's majority stockholder agreed to make available to the Company up to Ten Million Dollars ($10,000,000) in funding (the "Funding Commitment") for working capital purposes and to enable the Company to enter into acquisitions and other transactions, as approved by the Board of Directors.

In connection with the Funding Commitment, through March 31, 2001, the Company's majority stockholder and certain of his affiliates (collectively, the "Majority Stockholder") have contributed $7,500,000 (the "Funds") to the Company. Approximately $4,544,000 of the Funds was used by the Company to fund its investment in Healthology and related transaction expenses, approximately $250,000 was used to fund the investment in VisualPlex, and $2,706,000 was used by the Company for operating expenses.

On March 30, 2000, the Board of Directors of the Company and the Majority Stockholder agreed that all funds contributed pursuant to the Funding Commitment including such Additional Funds, represent a subscription for additional shares of the Company's Class A Common Stock at $5.25 per share. In consideration of contributions made by the Majority Stockholder through March 31, 2001, the Company has issued 1,428,570 shares of the Company's Class A common stock at a purchase price of $5.25 per share.

As of March 31, 2001, an additional $2,500,000 (the "Additional Funds") was available to the Company pursuant to the Funding Commitment. However, effective April 26, 2001, $450,000 of the Additional Funds was contributed in exchange for an additional 85,714 shares of Class A Common Stock. Such additional funds are being used to fund operating expenses.

Each of the foregoing issuances of securities to the Majority Stockholder was exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 6.       Exhibits and Reports on Form 8-K

(a)  Exhibits

         10.11    Purchase Agreement between Healthology, Inc. and
                  Le@P Technology, Inc. dated as of February 2, 2001 (1)

                  (1) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K dated
                       February 5, 2001 (File No. 000-05667), as filed February 20, 2001.

(b)  Reports on Form 8-K

                  (1) Current Report on Form 8-K dated February 5, 2001 (File No. 000-05667) filed on February 20, 2001 announcing certain investments in Healthology, Inc. and VisualPlex Corp.

                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           LE@P TECHNOLOGY, INC.


Dated:  May 14, 2001               By: /s/ Robert G. Tancredi, MD
                                           -----------------------------
                                           Robert G. Tancredi, MD
                                           President and Chief Executive Officer