Form 10QSB
period 2001-06-30
LEAP TECHNOLOGY INC / DE
filed 2001-08-14
CIK 110027

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

                  For the Quarterly Period Ended June 30, 2001

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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ()

            Class A Common Stock, par value $0.20 per share, 33,631,203 shares outstanding as of July 31, 2001

             Class B Common Stock, par value $0.20 per share, 25,000
                     shares outstanding as of July 31, 2001

    Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                     LE@P TECHNOLOGY, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                                      INDEX
                                                                    Page Number


PART I.  FINANCIAL INFORMATION..............................................3

Item 1.  Financial Statements...............................................3

         Condensed Consolidated Balance Sheets - June 30, 2001 (unaudited)
         and December 31, 2000..............................................3

         Condensed Consolidated Statements of Operations (unaudited)
         - Three and Six Month Periods Ended June 30, 2001 and 2000.........5

         Condensed Consolidated Statements of Cash Flows (unaudited)
         - Six Months Ended June 30, 2001 and 2000..........................6

         Notes to Condensed Consolidated Financial Statements...............7

Item 2.  Management's Discussion and Analysis or Plan of Operation.........15


PART II. OTHER INFORMATION.................................................23

Item 1.  Legal Proceedings.................................................23

Item 2.  Changes in Securities.............................................23

Item 6.  Exhibits and Reports on Form 8-K..................................24


SIGNATURE..................................................................25

PART I...FINANCIAL INFORMATION

    Item 1........Financial Statements

                     Le@P Technology, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets


                                                      June 30,      December 31,
                                                        2001            2000
                                                    ------------    ------------
ASSETS                                               (Unaudited)      (Note 2)
Current assets
      Cash                                             $  2,164         $688,702
      Due from related party                             56,563           29,563
      Prepaid expenses and other current assets          81,530           38,273
                                                    ------------    ------------

Total current assets                                    140,257          756,538

Property and equipment, net                             114,955          128,611
Investment in Camber Companies, LLC                   1,845,245        1,845,245
Investment in Healthology, Inc.                       2,127,760        2,367,983
Other assets                                              5,720            9,573
                                                    ------------    ------------

Total assets                                         $4,233,937       $5,107,950
                                                    ============    ============


See notes to condensed consolidated financial statements

                                         Le@P Technology, Inc. and Subsidiaries

                                          Condensed Consolidated Balance Sheets
                                                       (continued)

                                                               June 30,           December 31,
                                                                 2001                 2000
                                                           -----------------    ------------------
                                                             (Unaudited)             (Note 2)
Liabilities and stockholders' equity:
Current liabilities:
   Accounts payable                                            $    143,370       $      25,368
   Accrued professional fees                                        221,633              94,100
   Accrued compensation and related liabilities                      77,313             202,878
                                                           -----------------    ------------------
Total current liabilities                                           442,316             322,346

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value
    per share; Authorized 25,000,000 shares.
    Issued and outstanding 2,170 shares
    at June 30, 2001 and December 31, 2000.                       2,170,000          2,170,000

  Class A common stock, $0.20 par value
    per share; Authorized 99,975,000 shares.
    Issued 33,666,053 and 33,389,863 shares, and
    outstanding 33,581,203 and 33,305,013 shares,
    at June 30, 2001 and December 31, 2000, respectively.         6,733,211          6,677,973

  Class B common stock, $0.20 par value
    per share; Authorized, issued and
    outstanding 25,000 shares at
    June 30, 2001 and December 31, 2000.                              5,000              5,000

  Additional paid-in capital                                     25,896,913         24,502,151
  Accumulated deficit                                           (30,964,043)       (28,520,060)
  Treasury stock, at cost, 84,850 shares at
    June 30, 2001 and December 31, 2000.                          (49,460)             (49,460)
                                                            -----------------   ------------------
Total stockholders' equity                                        3,791,621          4,785,604
                                                            -----------------   ------------------
Total liabilities and stockholders' equity                     $  4,233,937        $ 5,107,950
                                                           =================    ==================

See notes to condensed consolidated financial statements

                                    Le@P Technology, Inc. and Subsidiaries

                               Condensed Consolidated Statements of Operations
                                                (Unaudited)


                                                  Three Months Ended                        Six Months Ended
                                                       June 30,                                 June 30,
                                        -----------------------------------      --------------------------------------
                                                2001              2000                   2001               2000
                                                ----              ----                   ----               ----
Revenue                                    $        -         $        -             $         -        $         -
                                        -----------------  ----------------      -----------------  -------------------

Expenses:
   Salaries and benefits                      174,881            260,443                 385,547            609,937
   Professional fees                          174,637            171,444                 368,375            435,902
   General and administrative                  95,485            108,999                 202,647            209,058
                                        -----------------  ----------------      -----------------  -------------------
Total expenses                                445,003            540,886                 956,569          1,254,897
                                        -----------------  ----------------      -----------------  -------------------

Operating loss                               (445,003)         (540,886)                (956,569)        (1,254,897)

   Interest income                                851             1,789                    6,176              2,983
   Equity in loss of Healthology, Inc.       (527,660)         (368,034)              (1,240,223)          (368,034)
   Write-off of investmant in
   VisualPlex Corp.                          (253,367)                -                 (253,367)                 -

                                        -----------------  -----------------     -----------------  -------------------
Net loss                                  $(1,225,179)       $ (907,131)            $ (2,443,983)      $ (1,619,948)
                                        -----------------  -----------------     -----------------  -------------------


Net loss attributable to
 common stockholders                      $(1,279,429)       $ (961,381)            $ (1,728,448)      $ (2,552,483)
                                        =================  =================     =================  ===================

Basic and diluted loss per share:
  Net loss                                $     (0.04)       $    (0.03)            $      (0.07)      $      (0.05)
                                        -----------------  -----------------     -----------------  -------------------

Weighted average shares outstanding        33,543,108        32,735,384               33,427,235         32,400,318
                                        -----------------  -----------------     -----------------  -------------------

See notes to condensed consolidated financial statements

                     Le@P Technology, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                               Six Months
                                                             Ended June 30,
                                                       -------------------------
                                                        2001               2000
                                                        ----               ----
Operating activities
Net loss                                         $(2,443,983)       $(1,619,948)
Adjustments to reconcile net loss
   to net cash used in operating activities:
   Depreciation                                       13,656             22,802
   Equity in loss of Healthology, Inc.             1,240,223            368,034
   Write-off of investment in VisualPlex Corp.       253,367                  -
   Issuance of stock for services                          -             30,000
   Loss on leasehold improvements written off              -             30,168
   Changes in operating assets and liabilities:
     Due from related party                          (27,000)                 -
     Prepaid expenses and other current assets       (43,257)           (48,802)
     Other assets                                      3,853             (4,839)
     Accounts payable                                118,002             39,580
     Accrued compensation and related liabilities   (125,565)          (130,077)
     Accrued professional fees                       127,533             24,136
     Other liabilities                                     -             37,603
                                                 -------------------------------
Net cash used in operating activities               (883,171)        (1,251,343)

Investing activities
Purchases of property and equipment                        -             (3,180)
Investment in VisualPlex Corp.                      (253,367)                 -
Investment in Healthology, Inc.                   (1,000,000)        (3,542,994)
                                                 -------------------------------
Net cash used in investing activities             (1,253,367)        (3,546,174)

Financing activities
Proceeds from note payable                                 -             61,816
Repayment of note payable                                  -            (33,828)
Issuance of Class A common stock                   1,450,000          4,450,000
                                                 -------------------------------
Net cash provided by financing activities          1,450,000          4,477,988

Net change in cash                                  (686,538)          (319,529)
Cash at beginning of period                          688,702            462,802
                                                 -------------------------------
Cash at end of period                             $    2,164        $   143,273
                                                 ===============================

See notes to condensed consolidated financial statements

                     Le@P Technology, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                                  June 30, 2001
                                   (Unaudited)
1.       The Company

Le@P Technology, Inc. and Subsidiaries ("Le@P" or the "Company"), formerly known as Seal Holdings Corporation and Subsidiaries, is a holding company focused on the acquisition of, and strategic investments in, companies providing services in health care and life sciences (with particular interest in information technology companies). During 2000, the Company changed its name from Seal Holdings Corporation to Le@P Technology, Inc.


Operating Losses and Cash Flow Deficiencies

The Company has incurred losses and will continue to require additional funding as it carries out its acquisition strategy. Until such time as the Company's operations generate positive cash flow, or another source of funding is established, the Company will remain dependent upon external sources of capital.

On September 30, 1999, the Company's Chairman and majority stockholder agreed to provide Le@P, directly or through his affiliates (collectively, the "Majority Stockholder"), funding of up to $10,000,000 to be used to fund working capital requirements and future acquisitions, as approved by the Company's Board of Directors (the "Funding Commitment") and as further discussed in Note 4 herein. Through June 30, 2001, the Company had received $7,950,000 of the Funding Commitment. Subsequent to June 30, 2001, the Company received an additional $525,000 of the Funding Commitment to be used for working capital purposes. Management is considering alternatives to enable the Company to continue meeting its current and projected cash requirements, or will attempt to further reduce those requirements to a manageable level.

                     Le@P Technology, Inc. and Subsidiaries

                                  June 30, 2001
                                   (Unaudited)


2.       Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Partner Company Investments

Under the equity method, the Company's proportionate share of Partner Company net income or loss is included in the Company's Condensed Consolidated Statements of Operations. The amount by which the Company's carrying value exceeds its share of the underlying net assets of a Partner Company accounted for under the equity method is amortized on a straight-line basis over 2.5 years as an adjustment to the Company's share of the Partner Company's net income or loss.

                     Le@P Technology, Inc. and Subsidiaries

                                  June 30, 2001
                                   (Unaudited)


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

Change in Accounting Estimate

Effective January 1, 2001, the Company changed the original number of periods to amortize the excess of its investment in Healthology over the Company's share of the underlying net assets of Healthology from 5 years to 2.5 years as a result of the significant operating losses and cash flow deficiencies incurred by Healthology. The effect of this change in accounting estimate was to increase the Company's net loss by approximately $388,000, or $(0.01) per share, and $194,000, or $(.006) per share, for the six and three-month periods ended
June 30, 2001, respectively.

Income Taxes

No provision for income taxes has been recorded due to losses to date. The Company has recorded a valuation allowance for any deferred tax assets that have resulted from its operating losses.

                     Le@P Technology, Inc. and Subsidiaries

                                  June 30, 2001
                                   (Unaudited)

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

                     Le@P Technology, Inc. and Subsidiaries

                                  June 30, 2001
                                   (Unaudited)


Generally, pursuant to the equity method of accounting, when a Company's ownership interest in an investee drops below 20%, the equity method of accounting is no longer applicable and the Company uses the cost method of accounting. Under the cost method, investments are stated at the lower of cost or net realizable value and no charge is recorded for the Company's equity in income or loss of the investee. Following the Omnicom investment in Healthology during August 2000, the Company's interest in the issued equity securities of Healthology declined to approximately 15% of the outstanding capital stock of Healthology. In addition, during February 2001, Le@P's ownership interest in Healthology was increased to approximately 18% as a result of the Company's additional $1.0 million investment. Despite this lower ownership interest, the Company continues to exercise influence on the operations of Healthology, primarily by virtue of the contractual right to maintain two seats on Healthology's seven-member Board of Directors as discussed below. Accordingly, the Company has continued to apply the equity method of accounting for its investment in Healthology.

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

Presented below is unaudited selected financial information for Healthology for the three and six-month periods ended June 30, 2001 and 2000.


                              Three-Month Period Ended June 30,           Six-Month Period Ended June 30,
                              -----------------------------------    ---------------------------------------
Healthology, Inc.:                  2001               2000                    2001              2000
                                    ----               ----                    ----              ----
  Net revenues                 $   849,000         $   291,553            $ 1,306,000       $   485,899
                              ===================================    =======================================

  Gross profit (loss)          $   137,000         $  (298,231)           $  (349,000)      $  (413,933)
                              ===================================    =======================================

  Net loss                     $(1,071,000)        $(1,081,911)           $(3,371,000)      $(1,611,309)
                              ===================================    =======================================

                     Le@P Technology, Inc. and Subsidiaries

                                  June 30, 2001
                                   (Unaudited)


At June 30, 2001, the carrying value of the Company's investment in Healthology exceeded the Company's equity in the underlying net assets of Healthology by approximately $1,700,000. The Company's consolidated results of operations for the six-months ended June 30, 2001 include its proportionate share of Healthology's net loss of $574,961 and amortization of the Company's net excess investment over its equity in Healthology of $665,262. The aggregate of these amounts, $1,240,223, for the six-months ended June 30, 2001, is included in the accompanying Statements of Operations as Equity in Loss of Healthology, Inc.

The audited financial statements of Healthology as of and for the year ended December 31, 2000 contained a going concern explanatory paragraph. As shown above, Healthology sustained a net loss of $3,371,000 for the six-months ended June 30, 2001. Healthology's plans include raising additional equity or debt finance in the upcoming year, investigating the possibility of merger or joint venture arrangements to obtain additional sources of funds, and scaling back operations. However, there can be no assurance that any of these plans can be successfully executed. In such an event, the value of the Company's investment in Healthology could be materially impaired or eliminated, which in turn, could have a material adverse effect on the Company's financial position and operations. The Company's investment in Healthology is illiquid in nature and cannot be readily sold.

                     Le@P Technology, Inc. and Subsidiaries

                                  June 30, 2001
                                   (Unaudited)

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

During the quarter ended June 30, 2001, the Company concluded that the carrying value of its investment in VisualPlex Corp. was impaired and wrote-off its total investment of $253,367. This amount is included in the accompanying statements of operations as write-off of investment in VisualPlex Corp.

4.       Funding Commitment

In connection with the Funding Commitment, through June 30, 2001, the Majority Stockholder had contributed $7,950,000 to the Company of which $1,450,000 was received during the six-months ended June 30, 2001. Of the $1,950,000, approximately $4,544,000 was to fund the investment in Healthology and related transaction expenses, approximately $250,000 was to fund the VisualPlex transaction, and $3,156,000 was to fund operating expenses of the Company. In exchange for these contributions, the Company issued 1,514,284 shares of the Company's Class A Common Stock at a purchase price of $5.25 per share, including 276,190 shares which were issued during the six-months ended June 30, 2001.
All funds contributed pursuant to the Funding Commitment represent a subscription for additional shares of the Company's Class A Common Stock at a price of $5.25 per share.

As of June 30, 2001, $2,050,000 was available to the Company pursuant to the Funding Commitment. Subsequent to June 30, 2001, the Company's Majority Stockholder contributed $525,000 pursuant to the Funding Commitment in exchange for 100,000 shares of Le@P's Class A common stock at $5.25 per share. These funds are being used to fund operating expenses of the Company.

                     Le@P Technology, Inc. and Subsidiaries

                                  June 30, 2001
                                   (Unaudited)


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

6.       Loss Per Share

Options were not included in the computation of loss per share for the six-month periods ended June 30, 2001 and 2000 because their effect would have been anti-dilutive. The net loss attributable to common stockholders for the six-month periods ended June 30, 2001 and 2000 includes undeclared dividends on cumulative preferred stock of $108,500 for each period.

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

As a result of Omnicom's investment in Healthology during August 2000, the Company's equity interest was reduced to approximately 15% of the issued and outstanding shares of Healthology. At that time, the Company granted Healthology a put option which would require Le@P to purchase 800,000 shares of Healthology common stock at $1.25 per share (the "Put Option"). Subsequent to December 31, 2000, Healthology exercised the Put Option and, on February 5, 2001, Le@P purchased 800,000 shares of Healthology common stock for $1,000,000. Le@P's interest in Healthology increased to approximately 18% of the then issued and outstanding capital stock of Healthology as a result of the purchase of these shares.

The audited financial statements of Healthology as of and for the year ended December 31, 2000 contained a going concern explanatory paragraph. During the six-month period ended June 30, 2001, Healthology sustained a net loss of approximately $3,371,000. Healthology's plans include raising additional equity or debt finance in the upcoming year, investigating the possibility of merger or joint venture arrangements to obtain additional sources of funds, and scaling back operations. However, there can be no assurance that any of these plans can be successfully executed. In such an event, the value of the Company's investment in Healthology could be materially impaired or eliminated, which in turn, could have a material adverse effect on the Company's financial position and operations. The Company's investment in Healthology is illiquid in nature and cannot be readily sold.


Investment in Camber

The Company's investment in Camber had a carrying value of approximately $1.8 million at June 30, 2001, representing Le@P's historical cost basis. Camber operates clinics in Florida, California and Pennsylvania specializing in multidisciplinary, musculoskeletal care. Camber had a net loss of $1.1 million for the year ended December 31, 2000 which is substantially less than the prior year loss of $8.1 million. Camber's operating income for the year ended December 31, 2000 and the six-month period ended June 30, 2001, was $878,000 and $711,000, respectively, before deductions for depreciation, amortization, interest, taxes and loss on sale of assets. Camber, which began operations in 1998, has incurred significant losses while developing its business strategy. Camber management anticipates that its current business plan will provide for significant profitability through the acquisition of, and affiliation with, a significant number of additional clinics. At this time, the Company is unable to determine whether the growth through acquisitions contemplated by Camber can be made without substantial dilution of the Company's interest. Should such acquisitions be made and funded with additional equity financing by Camber, the Company's interest may be diluted. Significant dilution of the Company's interest could result in the impairment of the value of the Camber investment which would require a write-down of some or all of said investment.


Investment in VisualPlex

On February 7, 2001, the Company invested approximately $250,000 in VisualPlex Corp., ("VisualPlex"). Founded in 2000, VisualPlex is a privately-held software development company whose primary customers are in the health care industry.

During the quarter ended June 30, 2001, the Company concluded that the carrying value of its investment in VisualPlex was impaired and wrote-off its total investment of $253,367. This amount is included in the accompanying statements of operations as write-off of investment in VisualPlex Corp.

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

The Company believes that based on its current asset mix and the terms and relative values of its investments, it qualifies for exclusion from investment company status pursuant to a rule under the statute. This rule permits the Company to exclude its investment in Healthology from investment securities because Healthology is controlled primarily by the Company. Subject to certain additional requirements, the rule also raises the permissible percentage of the Company's total assets that may consist of investment securities from 40% to 45%. For purposes of this 45% test, as well as the 40% test under the statute, assets are valued in a manner that does not necessarily coincide with their carrying values on financial statements of the Company prepared in accordance with generally accepted accounting principles. For example, the value of securities for which market quotations are not readily available--including the Company's investments in Healthology, Camber and VisualPlex--is determined in good faith by the Board of Directors. On the basis of the Board's good faith valuation of these investments, the Company believes it qualifies for exclusion from investment company status pursuant to the foregoing rule.

Assuming no change in the Company's current asset mix, the continued availability of the exclusionary rule described above will depend on two factors: (1) whether and for what period the Company retains the Super-Voting Right that permits it to treat Healthology as primarily controlled by the Company; and (2) the value of the Company's investment in Healthology in relation to the value of its other investments. See Note 3 of the Company's condensed consolidated financial statements included in Part I, Item 1 of this Form 10-QSB. As a consequence of the amendments to the Healthology Transaction in August 2000, the Company's Super-Voting is scheduled to terminate on December 31, 2001 and may terminate prior to that time. If at the time the Company loses the Super-Voting Right (or sooner if the value of the Company's investment in Healthology should become materially impaired or if the relative values of the Company's investment securities to total assets otherwise adversely change), the Company has not changed its asset mix so as to increase the value of assets that are not investment securities (e.g., by acquisition of investments in other companies that are majority-owned subsidiaries of or primarily controlled by the Company), and the Company does not qualify for some other exclusion or exemption from investment company status, the Company may be required take significant business actions that are contrary to its business objectives and plans in order to avoid registration and regulation as an investment company. For example, the company might be compelled to acquire additional assets that it might not otherwise have acquired, be forced to forego opportunities to acquire interests in companies that it might otherwise wished to have acquired or be forced to sell or refrain from selling such interests or assets. In the alternative or in addition, the Company might find it necessary to sell investment securities for which there may be little or no market at prices and on terms that that Company would not otherwise have considered to be satisfactory.

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

The Company believes that it could realize the value of its Partner Company investments through the sale of the Partner Company to a larger competitor, through the sale of some or all of its interest after an initial public offering by a Partner Company, or by selling some or all of its interest to venture capital or other firms. There can be no assurance, however, that the Partner Companies will successfully execute their business plans, or that, if successful, a suitable buyer for Le@P's interest will be found. In addition, there can be no assurance that any Partner Company would be able to raise additional financing or that any such financing would be at a valuation higher than that paid by the Company. The audited financial statements of Healthology for the fiscal year ended December 31, 2000, contained a going concern explanatory paragraph. As further described below, Healthology sustained net losses of approximately $5.2 and $3.4 million, respectively, for the year ended December 31, 2000, and the six-month period ended June 30, 2001, respectively. Healthology's plans include raising additional equity or debt financing in the upcoming year, investigating the possibility of merger or joint venture arrangements to obtain additional sources of funds, and scaling back operations. However, there can be no assurance that any of these plans can be successfully executed. If Healthology were unable to obtain such financing, or otherwise take such actions, it may be required to curtail or cease operations. In such an event, the value of the Company's investment in Healthology could be materially impaired or eliminated, which in turn, could have a material adverse effect on the Company's financial position and operations. Such a result could also have an adverse regulatory impact on the Company. See "Investment Company Act Considerations". The Company's investments and acquisitions are illiquid in nature and cannot be readily sold.

Since the fourth quarter of 1999, the Company has funded its operations and its investments in Healthology through proceeds from its majority stockholder and certain of his affiliates (collectively, the "Majority Stockholder") pursuant to the Funding Commitment described in Note 4 of the Company's June 30, 2001 condensed consolidated financial statements included in Part I, Item 1 and in
Part II, Item 2 of this Form 10-QSB. Through June 30, 2001, the Company had received $7.95 million of the Funding Commitment, including $3.5 million which was received on March 24, 2000 to fund the Healthology acquisition. Subsequent to June 30, 2001, the Company received an additional $525,000 from its Majority Stockholder. In addition, Management of the Company is pursuing various business alternatives to enable the Company to continue meeting its current and projected commitments and obligations, or will attempt to further reduce the amount of such liabilities to a manageable level.

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

Changes in Financial Condition and Results of Operations

The discussion below relates to material changes in financial condition during the six-month period ended June 30, 2001 compared with December 31, 2000 and to material changes in results of operations when comparing the three-month and six-month periods ended June 30, 2001 to the same periods of the previous year. All amounts in the discussion below are approximate.

Total assets decreased during the six-month period ended June 30, 2001 by $874,000 to $4.2 million. Although the Company had an additional investment in Healthology of $1.0 million, it had a net decrease in total assets primarily as a result of a reduction in cash of $687,000 and a reduction in the Company's investment in Healthology of $1.2 million to account for the Company's share of Healthology's losses for the first half of 2001. The reduction in cash resulted principally from the payment of cash expenses for operations and to fund the investment in VisualPlex. In addition, prepaid expenses and other current assets increased by $43,000.

Operating expenses for the three-month period ended June 30, 2001 decreased by $96,000 from the three-month period ended June 30, 2000. Salaries and benefits decreased by $86,000 when compared to the same three-month period of the previous year. The net decrease in salaries and benefits resulted primarily from a reduction of the Company's employees and a decrease in the accrual for bonuses provided for in certain management employment agreements. Professional fees and general administrative expenses were generally comparable to the same three-month period of the preceding year.

Operating expenses for the six-month period ended June 30, 2001 decreased by $298,000 from the six-month period ended June 30, 2000. Salaries and benefits decreased by $224,000 when compared to the same six-month period of the previous year. The net decrease in salaries and benefits resulted primarily from a reduction of the Company's employees and a decrease in the accrual for bonuses provided for in certain management employment agreements. Professional fees decreased by $68,000 as a result of the expiration of a consulting agreement, which expired on March 31, 2000, and higher professional fees incurred in connection with the initial Healthology investment in March 2000. General and Administrative expenses were generally comparable to the same six-month period of the preceding year.

Despite the foregoing reduction in operating expenses in the six-month period ended June 30, 2001 compared to the comparable 2000 period, net loss for the six-month period ended June 30, 2001 increased by $824,000 over the comparable 2000 period. The reason for the increase is attributable to the write-off of the Company's investment in VisualPlex ($253,000) and the timing of the Company's initial investment in Healthology and the resulting accounting treatment for such investment. As further described below, the Company did not commence accounting for its share of Healthology's loss until the second quarter of 2000. Such loss amounted to $1,240,000 for the six-month period ended June 30, 2001 compared to $368,000 for the six-month period ended
June 30, 2000.

Results of operations in future periods are also expected to be materially impacted as a result of the Company's investment in Healthology. Please refer to the discussion of the accounting for Partner Company Investments in Note 2 and to the discussion of the Healthology Acquisition in Note 3 of the Company's June 30, 2001 condensed consolidated financial statements included in Part I, Item 1 of this Form 10-QSB. As noted therein, beginning in the second quarter of 2000, the Company began recording its share of Healthology's income or loss. Due to the nature of Healthology's operations as described above, the Company expects that such charge will increase its net loss for the foreseeable future. In addition, beginning in the second quarter of 2000, the Company began recording a charge for amortization of the excess of its investment in Healthology over the Company's share of the underlying net assets of Healthology, which increases the Company's net loss. Prior to the quarter ended March 31, 2001 such charge was being amortized over a period of 5 years. Due to the continuing significant losses of Healthology, effective January 1, 2001, the Company reduced such amortization period to 2.5 years, which resulted in additional loss of approximately $388,000 for the six-month period ended June 30, 2001.

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

Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein include (the "Cautionary Statements"), without limitation:

 -  The Company's ability to raise capital,
 - The Company's ability to execute its business strategy in a very competitive environment,
 -  The Company's degree of financial leverage,
 - Risks associated with the capital markets and investment climate for Internet and Healthcare businesses,
 -  Risks associated with acquisitions and the integration thereof,
 -  Risks associated with start-up and early-stage enterprises,
 -  Risks associated with providing services over the Internet,
 -  Healthcare regulatory considerations,
 -  Regulatory considerations under the Investment Company Act of 1940,
 -  Contingent liabilities,
 -  The impact of competitive services and pricing, and
 - Other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission.

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

PART II. OTHER INFORMATION

    Item 1.       Legal Proceedings

See Note 5 of the Company's June 30, 2001 condensed consolidated financial statements included in Part I, Item 1 of this Form 10-QSB.

    Item 2.       Changes in Securities

Pursuant to that certain letter dated September 30, 1999, the Company's majority stockholder agreed to make available to the Company up to Ten Million Dollars ($10,000,000) in funding (the "Funding Commitment") for working capital purposes and to enable the Company to enter into acquisitions and other transactions, as approved by the Board of Directors.

On March 30, 2000, the Board of Directors of the Company and the Majority Stockholder agreed that all funds contributed pursuant to the Funding Commitment represent a subscription for additional shares of the Company's Class A Common Stock at a price of $5.25 per share.

In connection with the Funding Commitment, through June 30, 2001, the Company's majority stockholder and certain of his affiliates (collectively, the "Majority Stockholder") have contributed $7,950,000 (the "Funds") to the Company. Approximately $4,544,000 of the Funds was used by the Company to fund its investment in Healthology and related transaction expenses, approximately $250,000 was used to fund the investment in VisualPlex, and $3,156,000 was used by the Company for operating expenses.

In consideration of contributions made by the Majority Stockholder through June 30, 2001, the Company has issued 1,514,284 shares of the Company's Class A common stock at a purchase price of $5.25 per share.

As of June 30, 2001, $2,050,000 was available to the Company pursuant to the Funding Commitment. However, subsequent to June 30, 2001, $525,000 of such Funds were contributed in exchange for an additional 100,000 shares of Class A Common Stock and are being used to fund the Company's operating expenses.

Each of the foregoing issuances of securities to the Majority Stockholder was exempt from registration pursuant to Section 4(2) of the Securities Act.

    Item 6.       Exhibits and Reports on Form 8-K

(a)      Exhibits

         None


(b)      Reports on Form 8-K


         None

                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                LE@P TECHNOLOGY, INC.


Dated:  August 14, 2001                By: /s/    Robert G. Tancredi, MD
                                           -----------------------------
                                           Robert G. Tancredi, MD
                                           President and Chief Executive Officer


                                       By: /s/    Mary Thomas
                                           -----------------------------
                                           Mary Thomas
                                           Acting Principal Financial Officer