Form 10QSB/A
period 2001-06-30
LEAP TECHNOLOGY INC / DE
filed 2001-08-16
CIK 110027

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                            _________________________


                                 FORM 10-QSB/A-1

              [x] Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2001

             [ ] Transition Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                            _________________________


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

                Class A Common Stock, par value $0.20 per share,
                   33,631,203 outstanding as of July 31, 2001

                Class B Common Stock, par value $0.20 per share,
                  25,000 shares outstanding as of July 31, 2001

    Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                     LE@P TECHNOLOGY, INC. AND SUBSIDIARIES
                                 FORM 10-QSB/A-1

                                EXPLANATORY NOTE

This amendment is being filed to Part I, Item 1 of the Company's Quarterly report on Form 10-QSB for the quarter ended June 30, 2001, filed on August 14, 2001. The amendment corrects two numbers which became transposed with respect to the line item "net loss attributable to common stockholders" for the six months ended June 30, 2000 and 2001, respectively, in the Company's Condensed Consolidated Statement of Operations and a typographical error in Note 4 of the Notes to Condensed Consolidated Financial Statements.


PART I.  FINANCIAL INFORMATION

    Item 1.       Financial Statements

                     Le@P Technology, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets


                                                   June 30,        December 31,
                                                     2001              2000
                                                 --------------   --------------
ASSETS                                            (Unaudited)        (Note 2)
Current assets
      Cash                                            $  2,164        $688,702
      Due from related party                            56,563          29,563
      Prepaid expenses and other current assets         81,530          38,273
                                                 ---------------- --------------

Total current assets                                   140,257         756,538

Property and equipment, net                            114,955         128,611
Investment in Camber Companies, LLC                  1,845,245       1,845,245
Investment in Healthology, Inc.                      2,127,760       2,367,983
Other assets                                             5,720           9,573
                                                 ---------------- --------------

Total assets                                        $4,233,937      $5,107,950
                                                 ===============  ==============


See notes to condensed consolidated financial statements.

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
                                                           =================    ==================

See notes to condensed consolidated financial statements

                                    Le@P Technology, Inc. and Subsidiaries

                               Condensed Consolidated Statements of Operations
                                                (Unaudited)


                                                  Three Months Ended                        Six Months Ended
                                                       June 30,                                 June 30,
                                        -----------------------------------      --------------------------------------
                                                2001              2000                   2001               2000
                                                ----              ----                   ----               ----
Revenue                                    $        -         $        -             $         -        $         -
                                        -----------------  ----------------      -----------------  -------------------

Expenses:
   Salaries and benefits                      174,881            260,443                 385,547            609,937
   Professional fees                          174,637            171,444                 368,375            435,902
   General and administrative                  95,485            108,999                 202,647            209,058
                                        -----------------  ----------------      -----------------  -------------------
Total expenses                                445,003            540,886                 956,569          1,254,897
                                        -----------------  ----------------      -----------------  -------------------

Operating loss                               (445,003)         (540,886)                (956,569)        (1,254,897)

   Interest income                                851             1,789                    6,176              2,983
   Equity in loss of Healthology, Inc.       (527,660)         (368,034)              (1,240,223)          (368,034)
   Write-off of investmant in
   VisualPlex Corp.                          (253,367)                -                 (253,367)                 -

                                        -----------------  -----------------     -----------------  -------------------
Net loss                                  $(1,225,179)       $ (907,131)            $ (2,443,983)      $ (1,619,948)
                                        =================  =================     =================  ===================

Net loss attributable to
 common stockholders                      $(1,279,429)       $ (961,381)            $ (2,552,483)      $ (1,728,448)
                                        =================  =================     =================  ===================

Basic and diluted loss per share:
  Net loss                                $     (0.04)       $    (0.03)            $      (0.07)      $      (0.05)
                                        =================  =================     =================  ===================

Weighted average shares outstanding        33,543,108        32,735,384               33,427,235         32,400,318
                                        =================  =================     =================  ===================

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

4.       Funding Commitment

In connection with the Funding Commitment, through June 30, 2001, the Majority Stockholder had contributed $7,950,000 to the Company of which $1,450,000 was received during the six-months ended June 30, 2001. Of the $7,950,000, approximately $4,544,000 was to fund the investment in Healthology and related transaction expenses, approximately $250,000 was to fund the VisualPlex transaction, and $3,156,000 was to fund operating expenses of the Company. In exchange for these contributions, the Company issued 1,514,284 shares of the Company's Class A Common Stock at a purchase price of $5.25 per share, including 276,190 shares which were issued during the six-months ended June 30, 2001. All funds contributed pursuant to the Funding Commitment represent a subscription for additional shares of the Company's Class A Common Stock at a price of $5.25 per share.

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

                                               LE@P TECHNOLOGY, INC.


Dated:  August 15, 2001                By: /s/    Robert G. Tancredi, MD
                                           -----------------------------
                                           Robert G. Tancredi, MD
                                           President and Chief Executive Officer