Form 10QSB
period 2001-09-30
LEAP TECHNOLOGY INC / DE
filed 2001-11-14
CIK 110027

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                   FORM 10-QSB

[x] Quarterly Report Under to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2001

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                                   ----------

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

 Class A Common Stock, par value $0.20 per share, 33,681,203 outstanding as of
                                October 31, 2001

Class B Common Stock, par value $0.20 per share, 25,000 shares outstanding as of
                                October 31, 2001

    Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

                     LE@P TECHNOLOGY, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                                      INDEX


                                                                          Page Number
                                                                          -----------
PART I.FINANCIAL INFORMATION                                                   3

Item 1.  Financial Statements ................................................ 3

         Condensed Consolidated Balance Sheets - September 30, 2001
           (unaudited) and December 31, 2000 ..................................3

         Condensed Consolidated Statements of Operations (unaudited) -
           Three and Nine Month Periods Ended September 30, 2001 and 2000 .... 5

         Condensed Consolidated Statements of Cash Flows (unaudited) -
           Nine Months Ended September 30, 2001 and 2000 ..................... 6

         Notes to Condensed Consolidated Financial Statements ................ 7

Item 2.  Management's Discussion and Analysis or Plan of Operation........... 17

PART II.OTHER INFORMATION                                                     25

Item 1.  Legal Proceedings................................................... 25

Item 2.  Changes in Securities............................................... 25

Item 6.  Exhibits and Reports on Form 8-K.................................... 26

SIGNATURE                                                                     27

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

                     Le@P Technology, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets


                                                   September 30,    December 31,
                                                        2001           2000
                                                   -------------    ------------
ASSETS                                              (Unaudited)       (Note 2)
Current assets
      Cash                                           $    2,690      $  688,702
      Due from related party                             65,563          29,563
      Prepaid expenses and other current assets          54,689          38,273
                                                     ----------      ----------

Total current assets                                    122,942         756,538

Property and equipment, net                             708,126         128,611
Investment in Camber Companies, LLC                      30,000       1,845,245
Investment in Healthology, Inc.                         250,000       2,367,983
Other assets                                              8,330           9,573
                                                     ----------      ----------

Total assets                                         $1,119,398      $5,107,950
                                                     ==========      ==========


See notes to condensed consolidated financial statements

                     Le@P Technology, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                                   (continued)


                                                               September 30,     December 31,
                                                                   2001              2000
                                                               -------------     ------------
                                                                (Unaudited)        (Note 2)
Liabilities and stockholders' equity:
Current liabilities:
   Accounts payable                                            $     63,752      $     25,368
   Accrued professional fees                                        153,870            94,100
   Accrued compensation and related liabilities                      83,976           202,878
   Short-term note payable to related party                          37,500                --
                                                               ------------      ------------
Total current liabilities                                           339,098           322,346

Commitments and contingencies
    Long-term note payable to related party                         562,500                --


Stockholders' equity:
  Preferred stock, $0.001 par value per share;
     Authorized 25,000,000 shares. Issued and
     outstanding 2,170 shares at September 30, 2001
     and December 31, 2000                                        2,170,000         2,170,000
  Class A common stock, $0.20 par value per share;
     Authorized 99,975,000 shares. Issued 33,766,053 and
     33,389,863 shares, and outstanding 33,681,203 and
     33,305,013 shares, at September 30, 2001 and
     December 31, 2000, respectively                              6,753,211         6,677,973
  Class B common stock, $0.20 par value per share;
     Authorized, issued and outstanding 25,000 shares
     at September 30, 2001 and December 31, 2000                      5,000             5,000
   Additional paid-in capital                                    26,401,913        24,502,151
   Accumulated deficit                                          (35,062,864)      (28,520,060)
   Treasury stock, at cost, 84,850 shares at
     September 30, 2001 and December 31, 2000                       (49,460)          (49,460)
                                                               ------------      ------------
Total stockholders' equity                                          217,800         4,785,604
                                                               ------------      ------------
Total liabilities and stockholders' equity                     $  1,119,398      $  5,107,950
                                                               ============      ============


See notes to condensed consolidated financial statements

                     Le@P Technology, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                        Three Months Ended              Nine Months Ended
                                                           September 30,                   September 30,
                                                   ----------------------------    ----------------------------
                                                       2001            2000            2001            2000
                                                       ----            ----            ----            ----

Revenue                                            $         --    $         --    $         --    $         --
                                                   ------------    ------------    ------------    ------------

Expenses:
   Salaries and benefits                                163,670         215,866         549,217         825,803
   Professional fees                                    147,461         127,868         515,836         563,770
   General and administrative                            95,421          67,913         298,068         276,970
   Write-off of investments                           3,169,603              --       3,422,970              --
                                                   ------------    ------------    ------------    ------------
Total expenses                                        3,576,155         411,647       4,786,091       1,666,543
                                                   ------------    ------------    ------------    ------------

Operating loss                                       (3,576,155)       (411,647)     (4,786,091)     (1,666,543)

   Interest income                                          736           3,348           6,912           6,330
   Equity in loss of Healthology, Inc.                 (523,402)       (358,593)     (1,763,625)       (726,627)
                                                   ------------    ------------    ------------    ------------

Net loss                                           $ (4,098,821)   $   (766,892)   $ (6,542,804)   $ (2,386,840)
                                                   ============    ============    ============    ============


Net loss attributable to common stockholders       $ (4,153,071)   $   (821,142)   $ (6,705,554)   $ (2,549,590)
                                                   ============    ============    ============    ============

Basic and diluted loss per share:
  Net loss                                         $      (0.12)   $      (0.02)   $      (0.20)   $      (0.07)
                                                   ============    ============    ============    ============

  Net loss attributable to common
  stockholders                                     $      (0.12)   $      (0.02)   $      (0.20)   $      (0.08)
                                                   ============    ============    ============    ============

Weighted average shares outstanding                  33,662,314      33,036,230      33,505,595      33,612,289
                                                   ============    ============    ============    ============


See notes to condensed consolidated financial statements

                     Le@P Technology, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                          Nine Months
                                                                                      Ended September 30,
                                                                                 ----------------------------
                                                                                     2001            2000
                                                                                     ----            ----
Operating activities
Net loss                                                                         $(6,542,804)    $(2,386,840)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                       20,485          31,560
   Equity in loss of Healthology, Inc.                                             1,763,625         726,627
   Write-off of investments                                                        3,422,970              --
   Issuance of stock for services                                                         --          30,000
   Loss on leasehold improvements written off                                             --          10,692
   Changes in operating assets and liabilities:
     Due from related party                                                          (36,000)             --
     Prepaid expenses and other current assets                                       (16,416)        (22,510)
     Other assets                                                                      1,243           5,135
     Accounts payable                                                                 38,384         (98,116)
     Accrued compensation and related liabilities                                   (118,902)       (132,643)
     Accrued professional fees                                                        59,770         (11,040)
     Other liabilities                                                                    --          37,603
                                                                                 -----------     -----------
Net cash used in operating activities                                             (1,407,645)     (1,809,532)

Investing activities
Purchases of property and equipment                                                       --          (3,180)
Investment in VisualPlex Corp.                                                      (253,367)             --
Investment in Healthology, Inc.                                                   (1,000,000)     (3,542,994)
                                                                                 -----------     -----------
Net cash used in investing activities                                             (1,253,367)     (3,546,174)

Financing activities
Proceeds from note payable                                                                --          61,816
Repayment of note payable                                                                 --         (54,793)
Issuance of Class A common stock                                                   1,975,000       4,950,000
                                                                                 -----------     -----------
Net cash provided by financing activities                                          1,975,000       4,957,023

Net change in cash                                                                  (686,012)       (398,683)
Cash at beginning of period                                                          688,702         462,802
                                                                                 -----------     -----------
Cash at end of period                                                            $     2,690     $    64,119
                                                                                 ===========     ===========

Supplemental disclosure of non-cash
   investing and financing activities
Purchase of property in exchange for notes payable to related party              $   600,000     $        --
                                                                                 ===========     ===========


See notes to condensed consolidated financial statements

                     Le@P Technology, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

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

On September 30, 1999, the Company's Chairman and majority stockholder agreed to provide Le@P, directly or through his affiliates (collectively, the "Majority Stockholder"), funding of up to $10,000,000 to be used to fund working capital requirements and future acquisitions, as approved by the Company's Board of Directors (the "Funding Commitment") and as further discussed in Note 4 herein. Through September 30, 2001, the Company had received $8,475,000 of the Funding Commitment. As more fully discussed in Note 4, subsequent to September 30, 2001, the Company received a loan in the amount of $375,000 from the Majority Stockholder. Management is considering alternatives to enable the Company to continue meeting its current and projected cash requirements, or will attempt to further reduce those requirements to a manageable level.

                     Le@P Technology, Inc. and Subsidiaries

                               September 30, 2001
                                   (Unaudited)


2.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Consolidation

The accompanying financial statements include the accounts of Le@P Technology, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Investments in Partner Companies in which Le@P owns 50% or less of the outstanding voting securities, and in which significant influence is exercised, are accounted for under the equity method. Significant influence is presumed at a 20% ownership level; however, Le@P applies the equity method for investments in which it acquires less than 20% of the voting interest if it exerts significant influence through representation on the investee's Board of Directors or through other means. All other investments for which the Company does not have the ability to exercise significant influence are accounted for on the cost method. Such investments are stated at the lower of cost or net realizable value. The Company accounts for its investment in Healthology under the equity method and its investment in Camber (and the former investment in VisualPlex) under the cost method.

                     Le@P Technology, Inc. and Subsidiaries

                               September 30, 2001
                                   (Unaudited)


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

Change in Accounting Estimate

Effective January 1, 2001, the Company changed the original number of periods to amortize the excess of its investment in Healthology over the Company's share of the underlying net assets of Healthology from 5 years to 2.5 years as a result of the significant operating losses and cash flow deficiencies incurred by Healthology. The effect of this change in accounting estimate was to increase the Company's net loss by approximately $582,000, or $(0.02) per share, and $194,000, or $(.006) per share, for the nine and three-month periods ended September 30, 2001, respectively.

Income Taxes

No provision for income taxes has been recorded due to losses to date. The Company has recorded a valuation allowance for any deferred tax assets that have resulted from its operating losses.

                     Le@P Technology, Inc. and Subsidiaries

                               September 30, 2001
                                   (Unaudited)


Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations and Statement No. 142, Intangible Assets. FASB Statement No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated before July 1, 2001. FASB Statement No. 142 further clarifies the criteria to recognize intangible assets separately from goodwill and promulgates that goodwill and certain intangible assets not be amortized including goodwill related to investments accounted for under the equity method. Instead, these assets will be reviewed for impairment annually with any related losses rocognized in earnings when incurred. These standards will apply to the Company beginning January 1, 2002 for existing intangible assets and July 1, 2001 for business combinations completed after June 30, 2001. Management is in the process of evaluating what, if any, impact these statements will have on the Company's financial position or results of operations.

                     Le@P Technology, Inc. and Subsidiaries

                               September 30, 2001
                                   (Unaudited)


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

                               September 30, 2001
                                   (Unaudited)


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

Presented below is unaudited selected financial information for Healthology for the three and nine-month periods ended September 30, 2001 and 2000.


                               Three-Month Period Ended         Nine-Month Period Ended
                                     September 30,                   September 30,
Healthology, Inc.:                2001            2000            2001            2000
                                  ----            ----            ----            ----
     Net revenues             $   753,000     $   323,000     $ 2,059,000     $   809,000
                              ===========     ===========     ===========     ===========

     Gross profit (loss)      $   (57,000)    $  (221,000)    $  (406,000)    $  (635,000)
                              ===========     ===========     ===========     ===========

     Net loss                 $(1,069,000)    $(1,265,000)    $(4,440,000)    $(2,876,000)
                              ===========     ===========     ===========     ===========

                     Le@P Technology, Inc. and Subsidiaries

                               September 30, 2001
                                   (Unaudited)


At September 30, 2001, the carrying value of the Company's investment in Healthology exceeded the Company's equity in the underlying net assets of Healthology by approximately $1,300,000. The Company's consolidated results of operations for the nine-months ended September 30, 2001 include its proportionate share of Healthology's net loss of $766,026 and amortization of the Company's net excess investment over its equity in Healthology of $997,599. The aggregate of these amounts, $1,763,625, for the nine-months ended September 30, 2001, is included in the accompanying Statements of Operations as Equity in Loss of Healthology, Inc.

The audited financial statements of Healthology as of and for the year ended December 31, 2000 contained a going concern explanatory paragraph. As shown above, Healthology sustained a net loss of $4,440,000 for the nine-months ended September 30, 2001. Healthology's plans for the year ending December 31, 2001, include raising additional equity or debt finance, investigating the possibility of merger or joint venture arrangements to obtain additional sources of funds, and scaling back operations. Heathology has been unsuccessful to date in such endeavors, continues to experience significant losses and has not achieved its projected operating results. Healthology will need significant additional capital in the very near term or risk ceasing operations beyond approximately the end of 2001. The market for capital for companies such as Healthology is very difficult and there can be no assurance (and there is significant doubt) that it will be able to obtain capital or otherwise successfully execute its plans. As a result of these factors, the Company believes its investment in Healthology has been materially impaired and further reduced the value of its investment by $1,354,358. The amount of the impairment was determined by taking the difference between the fair value of Healthology's securities at September 30, 2001 and the carrying value of the Company's investment in Healthology. In determining fair value, the Company also considered the results of a valuation of Healthology by an independent third-party valuation specialist. The impairment is included in write-off of investments in the accompanying condensed consolidated statement of operations. Further reduction in the fair value of Healthology, including the possibility of the loss of the entire investment, may occur in the near future. The Company's investment in Healthology is illiquid in nature and cannot be readily sold.

                     Le@P Technology, Inc. and Subsidiaries

                               September 30, 2001
                                   (Unaudited)


Camber

The Company has a 6% interest in Camber Companies, LLC ("Camber"). Camber operates clinics specializing in multidisciplinary, musculoskeletal care in Florida and California. The Company accounts for its investment in Camber under the cost method.

During the quarter ended September 30, 2001, the Company concluded that the carrying value of its investment in Camber was impaired and wrote-off $1,815,245 of this investment. The amount of the impairment was determined by taking the difference between the fair value of the Company's interest in Camber at September 30, 2001 and the carrying value of the investment as recorded by the Company. Camber has been unable to successfully execute its business plans and will potentially be required to obtain significant additional funding in the near future to continue its operations. In addition, recent attempts by the Company to sell its investment in Camber have been unsuccessful and have caused the Company to assess the recoverability of this investment. In determining fair value, the company also considered the results of a valuation of Camber by an independent third-party valuation specialist. The impairment is included in write-off of investments in the accompanying condensed consolidated statements of operations.

VisualPlex

On February 6, 2001, the Company purchased 200,000 shares of VisualPlex Corp. common stock and 240 shares of VisualPlex Corp. preferred stock for $253,367. Such investment represents less than a 1% interest in VisualPlex. The Company accounts for this investment under the cost method.

During the quarter ended June 30, 2001, VisualPlex ceased operations and the Company concluded that the carrying value of its investment in VisualPlex Corp. was impaired and wrote-off its total investment of $253,367. This amount is included in write-off of investments in the accompanying condensed consolidated statements of operations.

                     Le@P Technology, Inc. and Subsidiaries

                               September 30, 2001
                                   (Unaudited)


4.   Funding Commitment

In connection with the Funding Commitment, through September 30, 2001, the Majority Stockholder had contributed $8,475,000 to the Company of which $1,975,000 was received during the nine-months ended September 30, 2001. Of the $8,475,000, approximately $4,544,000 was to fund the investment in Healthology and related transaction expenses, approximately $250,000 was to fund the VisualPlex transaction, and $3,681,000 was to fund operating expenses of the Company. In exchange for these contributions, the Company issued 1,614,284 shares of the Company's Class A Common Stock at a purchase price of $5.25 per share, including 376,190 shares which were issued during the nine-months ended September 30, 2001. All funds contributed pursuant to the Funding Commitment represent a subscription for additional shares of the Company's Class A Common Stock at a price of $5.25 per share.

As of September 30, 2001, $1,525,000 was available to the Company pursuant to the Funding Commitment.

Subsequent to September 30, 2001, the Company received a loan in the amount of $375,000 from the Majority Stockholder. The proceeds of the loan are being used for working capital purposes. The loan is evidenced by a promissory note, which pays interest at the prime rate. Principal and interest on the loan are due and payable in one lump sum on the maturity date of April 2, 2002.

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

In addition, in October 2001, the Company and certain of its inactive subsidiaries formerly engaged in the marine shipping business, were named as a co-defendant and third party defendant in connection with certain litigation pending in the United States District Court, Eastern District of Louisiana. The case arises out of a shipping duty in the amount of approximately $73,500 paid by the claimant in 1998, together with claims for interest and attorneys fees. The Company is currently evaluating the claim, but does not presently believe it will have a material adverse impact on the Company.

                     Le@P Technology, Inc. and Subsidiaries

                               September 30, 2001
                                   (Unaudited)


The Company is also involved from time to time in various other claims and lawsuits in the ordinary course of its current or prior business, none of which the Company anticipates would have a material adverse effect on its financial condition.

6.   Loss Per Share

Options were not included in the computation of loss per share for the nine-month periods ended September 30, 2001 and 2000 because their effect would have been anti-dilutive. The net loss attributable to common stockholders for the three and nine-month periods ended September 30, 2001 and 2000 includes undeclared dividends on cumulative preferred stock of $54,250 and $162,750 respectively.

7.   Related Party Transactions

Due from related party is an amount due from the Majority Stockholder in exchange for services performed on behalf of the Majority Stockholder by an employee of the Company.

Effective September 28, 2001, the Majority Stockholder contributed land and buildings in Broward County, Florida to the Company in exchange for a note payable. The land and buildings have been recorded at fair value as determined by an independent third-party appraisal. The note payable consists of a short-term promissory note in the amount of $37,500 due November 28, 2001 and a longer-term note and mortgage in the amount of $562,500 due in one lump sum on September 28, 2006. Both notes bear interest at the rate of 7% per annum. All accrued but unpaid interest on the longer-term note is due September 28, 2004 with regular monthly interest payments to be made thereafter.

The land and buildings are zoned light industrial and consist of approximately one and one-third acres and four structures that collectively consist of approximately 9,000 square feet. The structures are presently unoccupied and in need of repair. The Company intends to repair and offer for lease one or more of the structures.

     Item 2. Management's Discussion and Analysis or Plan of Operation

Business Strategy

Le@P Technology, Inc.'s ("Le@P" or the "Company") operating strategy is currently being reevaluated by management in light of difficulties associated with investment in rapidly expanding emerging companies and the significant decline in market value or failure of many of such companies. Although the Company may continue to make strategic investments in companies that provide products or services in the healthcare and life sciences industries, with particular interest in information technology companies, the Company is currently considering acquisitions of, or investments in more established companies. Since the beginning of 2000, the Company's operating strategy has evolved to place less emphasis on Internet and business-to-business e-commerce companies, while retaining a focus on companies in the healthcare and life-sciences industries with product, service, or information technology capabilities. The Company intends to utilize the substantial healthcare skills, experience and industry contacts of its management and Board of Directors in the development of a network of investment and acquisition candidates (referred to herein as "Partner Companies").

The Company may also make other acquisitions or investments outside of its normal business plan in order to achieve other objectives, including avoidance of regulation as an investment company under the Investment Company Act of 1940 (the "'40 Act").

The Company believes that the activities of its Partner Companies have been adversely affected by, among other things, the general economic slowdown in the United States economy. In addition, the Company believes that the September 11, 2001 terrorist attacks on the United States have further adversely affected an already difficult business environment and venture capital market for its Partner Companies. The Company is reevaluating its business strategy in view of the current economic environment.

Acquisition and Investment Strategy

Typically,  the Company  receives  business plans from companies  seeking equity financing. Information received is evaluated to determine if the potential Partner Company's business is within Le@P's investment parameters or is otherwise an acquisition candidate. The Company will generally consider investments in Partner Companies that have a clearly defined product or service, experienced and financially committed management, and some operational history.

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

As a result of a third party's investment in Healthology during August 2000, the Company's equity interest was reduced to approximately 15% of the issued and outstanding shares of Healthology. At that time, the Company granted Healthology a put option which would require Le@P to purchase 800,000 shares of Healthology common stock at $1.25 per share (the "Put Option"). Subsequent to December 31, 2000, Healthology exercised the Put Option and, on February 5, 2001, Le@P purchased 800,000 shares of Healthology common stock for $1,000,000. Le@P's interest in Healthology increased to approximately 18% of the then issued and outstanding capital stock of Healthology as a result of the purchase of these shares.

The audited financial statements of Healthology as of and for the year ended December 31, 2000 contained a going concern explanatory paragraph. During the nine-month period ended September 30, 2001, Healthology sustained a net loss of approximately $4,440,000. Healthology's plans for the year ending December 31, 2001, include raising additional equity or debt finance, investigating the possibility of merger or joint venture arrangements to obtain additional sources of funds, and scaling back operations. Heathology has been unsuccessful to date in such endeavors, continues to experience significant losses and has not achieved its projected operating results. Healthology will need significant additional capital in the very near term or risk ceasing operations beyond approximately the end of 2001. The market for capital for companies such as Healthology is very difficult and there can be no assurance (and there is significant doubt) that it will be able to obtain capital or otherwise successfully execute its plans. As a result of these factors, the Company believes its investment in Healthology has been materially impaired and further reduced the value of its investment from $1,604,358 to $250,000. In determining fair value, the Company also considered the results of a valuation of Healthology by an independent third-party valuation specialist. Further reduction, including the possibility of the loss of its entire investment in Healthology, may be necessary in the near future. The Company's investment in Healthology is illiquid in nature and cannot be readily sold.

Investment in Camber

The Company's investment in Camber had a carrying value of approximately $1.8 million at June 30, 2001, representing Le@P's historical cost basis. Camber operates clinics in Florida, California and Pennsylvania specializing in multidisciplinary, musculoskeletal care.

During the quarter ended September 30, 2001, the Company concluded that the carrying value of its investment in Camber was impaired and wrote-off $1.8 million of this investment. The amount of the impairment was determined by taking the difference between the fair value of the Company's interest in Camber at September 30, 2001 and the carrying value of the investment as recorded by the Company. Camber has been unable to successfully execute its business plans and will potentially be required to obtain significant additional funding in the near future to continue its operations. In addition, recent attempts by the Company to sell its investment in Camber have been unsuccessful and have caused the Company to assess the recoverability of this investment. In determining fair value the Company also considered the results of a valuation by an independent third-party valuation specialist. The impairment is included in write-off of investments in the accompanying condensed consolidated statement of operations.

Investment in Real Property

Effective September 28, 2001, the Majority Stockholder contributed land and buildings (the "Real Property") in Broward County, Florida to the Company in exchange for notes payable. The Real Property has been recorded at fair value as determined by an independent third-party appraisal. The notes payable consists of a short-term promissory note in the amount of $37,500 due November 28, 2001 and a longer-term note and mortgage in the amount of $562,500 due in one lump sum on September 28, 2006, and bearing interest at the rate of 7% per annum.

The Real Property is zoned light industrial and consists of approximately one and one-third acres and four structures that collectively consist of approximately 9,000 square feet. The structures are presently unoccupied and in need of repair. The Company intends to repair and offer for lease one or more of the structures if funding for such a project can be reasonably obtained.

The primary motivation for the Company's acquisition of the Real Property was to increase the amount of its assets which do not constitute investments in securities and thereby enable the Company to continue to qualify for an exclusion from investment company status under the Investment Company Act of 1940 (the "'40 Act").

Investment Company Act Considerations

The exclusion on which the Company is currently relying provides that no more than 45% of the value of the Company's total assets may consist of, and no more than 45% of its net income after taxes may be derived from, investment in securities (other than those of wholly-owned and majority-owned subsidiaries and certain companies controlled primarily by the Company). Since registration and regulation as an investment company are inconsistent with the Company's business objectives and plans, they would have a materially adverse effect on the Company.

The Company measures its relative asset holdings as of the end of each fiscal quarter to determine that it is not subject to registration and regulation under the '40 Act. The Company believes that based on its current asset mix and the terms and relative values of its investments, it is not an investment company.

If in the future the relative values of the Company's investment securities to total assets otherwise adversely change, and the Company does not qualify for some other exclusion or exemption from investment company status, the Company may be required to take further significant business actions that are contrary to its business objectives and plans in order to avoid registration and regulation as an investment company. For example, as was the case with the acquisition of the Real Property, the Company might be compelled to acquire additional assets that it might not otherwise have acquired, be forced to forego opportunities to acquire interests in companies that it might otherwise wished to have acquired or be forced to sell or refrain from selling such interests or assets. In the alternative or in addition, the Company might find it necessary to sell investment securities for which there may be little or no market at prices and on terms that that Company would not otherwise have considered to be satisfactory.

Company Liquidity and Cash Requirements

Due to the nature of the Company's Partner Company investments, no positive operating cash flows are expected to be realized in the foreseeable future. Generally, Internet and technology start-ups have employed a strategy of rapidly building infrastructure and introducing products and services in advance of firm commitments for sales as new and existing firms strive to establish market penetration in anticipation of significant opportunities for future revenue growth. This strategy is very capital intensive.

The Company expects that its Partner Companies will require one or more rounds of additional equity capital before they can be expected to generate positive cash flow. Within approximately the last year to two years valuations of Internet related companies have, in general, significantly declined and it has become increasingly difficult for such companies to attract further investment necessary to maintain or expand operations or even continue operations. The Company's investment in Healthology was made before the significant downturn in valuations for companies of that type. As further described below, the Company believes the value of its investment in Healthology has significantly declined and does not presently intend to further invest in Healthology.

Although the market for such investments is currently depressed, the Company believes that it could realize the value of its future Partner Company investments through the sale of the Partner Company to a larger competitor, through the sale of some or all of its interest after an initial public offering by a Partner Company, or by selling some or all of its interest to venture capital or other firms. There can be no assurance, however, that any Partner Companies will successfully execute its business plan, or that, if successful, a suitable buyer for the Company's interest will be found. In addition, there can be no assurance that any Partner Company would be able to raise additional financing or that any such financing would be at a valuation higher than that paid by the Company. The audited financial statements of Healthology for the fiscal year ended December 31, 2000, contained a going concern explanatory paragraph. As further described below, Healthology sustained net losses of approximately $5.2 and $4.4 million, respectively, for the year ended December 31, 2000, and the nine-month period ended September 30, 2001, respectively. Healthology's plans include raising additional equity or debt financing, investigating the possibility of merger or joint venture arrangements to obtain additional sources of funds, and scaling back operations. Heathology has been unsuccessful to date in such endeavors, continues to experience significant losses and has not achieved its projected operating results. Healthology will need significant additional capital in the very near term or risk ceasing operations beyond approximately the end of 2001. The market for capital for companies such as Healthology is very difficult and there can be no assurance (and there is significant doubt) that it will be able to obtain capital or otherwise successfully execute its plans. As a result of these factors, the Company believes its investment in Healthology has been materially impaired and further reduced the value of its investment from $1.6 million to $250,000.
Further reduction, including the possibility of the loss of its entire investment in Healthology, may be necessary in the near future. See "Investment Company Act Considerations". The Company's investments and acquisitions are illiquid in nature and cannot be readily sold.

Since the fourth quarter of 1999, the Company has funded its operations and its investments in Healthology through proceeds from its majority stockholder and certain of his affiliates (collectively, the "Majority Stockholder") pursuant to the Funding Commitment described in Note 4 of the Company's September 30, 2001 condensed consolidated financial statements included in Part I, Item 1 and in
Part II, Item 2 of this Form 10-QSB. Through September 30, 2001, the Company had received approximately $8.5 million of the Funding Commitment. Subsequent to September 30, 2001, the Company received a loan in the amount of $375,000 from the Majority Stockholder. The proceeds of the loan are being used for working capital purposes. The loan is evidenced by a promissory note, which pays interest at the prime rate. Principal and interest on the loan are due and payable in one lump sum on the maturity date of April 2, 2002. In addition, Management of the Company is pursuing various business alternatives to enable the Company to continue meeting its current and projected commitments and obligations, or will attempt to further reduce the amount of such liabilities to a manageable level.

The Company anticipates that, at the current level, its operating loss (excluding its proportionate share of Healthology's net loss) for the year ending December 31, 2001 will be between $1.5 million and $2.2 million, excluding write-off's of investments.

Nevertheless, because the Company does not anticipate receiving cash flow from its Partner Companies, funding for operations and future Partner Company investments once the Funding Commitment is exhausted will require that the Company raise additional cash. Any such cash raised would likely be dependent, among other things, on the Company's ability to demonstrate a record of successfully identifying and consummating investments or acquisitions in Partner Companies, which it has not been able to do to date. There can be no assurance that the Company will be successful in such efforts. Any financing activities by the Company could result in substantial dilution of existing equity positions and increased interest expense. Transaction costs to the Company in connection with any such activities may also be significant.

Management believes that the current level of operating expenses can support modest additional Partner Company investments. Nevertheless, should the Company be unable to attract additional funding, operations beyond the fourth quarter of 2001 would be materially curtailed.

Changes in Financial Condition and Results of Operations

The discussion below relates to material changes in financial condition during the nine-month period ended September 30, 2001 compared with December 31, 2000 and to material changes in results of operations when comparing the three-month and nine-month periods ended September 30, 2001 to the same periods of the previous year. All amounts in the discussion below are approximate.

Total assets decreased during the nine-month period ended September 30, 2001 by $4.0 million to $1.1 million. Although the Company had an additional investment in Healthology of $1.0 million, it had a net decrease in total assets primarily as a result of a reduction in cash of $686,000 and a reduction in the Company's investment in Healthology of $3.1 million to account for the Company's share of Healthology's losses for the first nine-months of 2001 and the further write down of the Company's investment in Healthology as previously discussed herein. The reduction in cash resulted principally from the payment of cash expenses for operations and to fund the investment in VisualPlex. In addition, the Company wrote off its investment in Camber by $1.8 million, representing substantially all of its investment. Property and equipment increased primarily as a result of the purchase of certain real property for $600,000 financed through the execution of a short-term promissory note in the amount of $37,500 due November 28, 2001 and a longer-term note and mortgage in the amount of $562,500 due in one lump sum on September 28, 2006.

Excluding the write-off's of certain of the Company's investments which are discussed above, operating expenses for the three-month period ended September 30, 2001 were generally comparable to the same three-month period ended September 30, 2000.

Excluding the write-off's of certain of the Company's investments which are discussed above, operating expenses for the nine-month period ended September 30, 2001 decreased by $303,000 from the nine-month period ended September 30, 2000. Salaries and benefits decreased by $277,000 when compared to the same nine-month period of the previous year. The net decrease in salaries and benefits resulted primarily from a reduction of the Company's employees and a decrease in the accrual for bonuses provided for in certain management employment agreements. Professional fees and general and administrative expenses were generally comparable to the same nine-month period of the preceding year.

Despite the foregoing reduction in operating expenses in the nine-month period ended September 30, 2001 compared to the comparable 2000 period, net loss for the nine-month period ended September 30, 2001 increased by $4.2 million over the comparable 2000 period. The reason for the increase is attributable to the write-off of the Company's investments in VisualPlex ($253,000), Healthology ($1.4 million), and Camber ($1.8 million), and the timing of the Company's initial investment in Healthology and the resulting accounting treatment for such investment. As further described below, the Company did not commence accounting for its share of Healthology's loss until the second quarter of 2000. Such loss amounted to $1.8 million for the nine-month period ended September 30, 2001 compared to $727,000 for the nine-month period ended September 30, 2000.

Results of operations through the remainder of 2001 are also expected to be impacted as a result of the Company's investment in Healthology. Please refer to the discussion of the accounting for Partner Company Investments in Note 2 and to the discussion of the Healthology Acquisition in Note 3 of the Company's September 30, 2001 condensed consolidated financial statements included in Part I, Item 1 of this Form 10-QSB. As noted therein, beginning in the second quarter of 2000, the Company began recording its share of Healthology's income or loss. Due to the nature of Healthology's operations as described above, the Company expects that such charge will increase its net loss for the remainder of 2001. In addition, beginning in the second quarter of 2000, the Company began recording a charge for amortization of the excess of its investment in
Healthology over the Company's share of the underlying net assets of Healthology, which increases the Company's net loss. Prior to the quarter ended March 31, 2001 such charge was being amortized over a period of 5 years. Due to the continuing significant losses of Healthology, effective January 1, 2001, the Company reduced such amortization period to 2.5 years, which resulted in additional loss of approximately $582,000 for the nine-month period ended September 30, 2001.

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

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

See Note 5 of the Company's September 30, 2001 condensed consolidated financial statements included in Part I, Item 1 of this Form 10-QSB.

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

In connection with the Funding Commitment, through September 30, 2001, the Company's majority stockholder and certain of his affiliates (collectively, the "Majority Stockholder") have contributed $8,475,000 (the "Funds") to the Company. Approximately $4,544,000 of the Funds was used by the Company to fund its investment in Healthology and related transaction expenses, approximately $250,000 was used to fund the investment in VisualPlex, and $3,681,000 was used by the Company for operating expenses.

In consideration of contributions made by the Majority Stockholder through September 30, 2001, the Company has issued 1,614,284 shares of the Company's Class A common stock at a purchase price of $5.25 per share.

As of September 30, 2001, $1,525,000 was available to the Company pursuant to the Funding Commitment.

Each of the foregoing issuances of securities to the Majority Stockholder was exempt from registration pursuant to Section 4(2) of the Securities Act.

     Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

          10.1 Promissory Note dated as of October 2, 2001, in the amount of $375,000.

(b)  Reports on Form 8-K

          Form 8-K filed October 18, 2001 relating to an event dated September 28, 2001.

                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     LE@P TECHNOLOGY, INC.


Dated:  November 13, 2001            By: /s/ Robert G. Tancredi, MD
                                         --------------------------
                                         Robert G. Tancredi, MD
                                         President and Chief Executive Officer

                                  Exhibit Index

Exhibit           Description

10.1     Promissory Note dated as of October 2, 2001, in the amount of $375,000.