Form 10KSB
period 2001-12-31
LEAP TECHNOLOGY INC / DE
filed 2002-04-01
CIK 110027

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
     for the fiscal year ended December 31, 2001

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its fiscal year ended December 31, 2001 were $0.

The aggregate market value of the common equity held by non-affiliates as of March 15, 2002 was approximately $300 thousand based on the $ 0.17 closing bid price for the common stock quoted on the OTC Bulletin Board on such date. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

The number of shares of Class A Common Stock of the issuer outstanding as of March 15, 2002 was 33,681,203. The number of shares of Class B Common Stock of the issuer outstanding as of March 15, 2002 was 25,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the issuer Proxy Statement for its Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, which will be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format:  Yes [ ] No [X]

================================================================================

                                FORM 10-KSB INDEX
                                -----------------

                                                                            PAGE

GENERAL

PART I         ............................................................   3

ITEM 1.        DESCRIPTION OF BUSINESS.....................................   3

ITEM 2.        DESCRIPTION OF PROPERTIES...................................   6

ITEM 3.        LEGAL PROCEEDINGS...........................................   6

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   6

PART II        ............................................................   7

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS.....................................................   7

ITEM 6.        MANAGEMENT'S PLAN OF OPERATION..............................   8

ITEM 7.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   12

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE.........................   12

PART III       ............................................................   13

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
               CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF
               THE EXCHANGE ACT. ..........................................   13

ITEM 10.       EXECUTIVE COMPENSATION......................................   13

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT..................................................   13

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   13

ITEM 13.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
               REPORTS ON FORM 8-K.........................................   13

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Business Strategy

Le@P Technology, Inc.'s ("Le@P" or the "Company") operating strategy continues to be reevaluated by management in light of difficulties associated with investment in rapidly expanding emerging companies and the significant decline in market value or failure of many of such companies. Since the beginning of 2000, the Company's operating strategy has evolved to place less emphasis on Internet and business-to-business e-commerce companies, while retaining a focus on companies in the healthcare and life-sciences industries with product, service, or information technology capabilities. The Company intends to utilize the substantial healthcare skills, experience and industry contacts of its management and Board of Directors in the development of a network of investment and acquisition candidates (referred to herein as "Partner Companies"). The Company is currently exploring investments in businesses with positive cash flow, however, the ability of the Company to pursue any such investment or acquisition opportunity will be dependent upon its ability to obtain financing for such activities.

The Company may also make other acquisitions or investments outside of its normal business plan in order to achieve other objectives, including avoidance of regulation as an investment company under the Investment Company Act of 1940 (the "'40 Act").

The Company presently has no significant remaining investments in any Partner Company, having written-down its investments in such Companies over the last several quarters. The Company believes that the activities of its initial Partner Companies were adversely affected by, among other things, the general economic slowdown in the United States economy and the September 11, 2001 terrorist attacks on the United States.

Acquisition and Investment Strategy

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

Competition

Le@P operates (or will seek to operate) in a highly competitive, rapidly evolving business environment both through the operations of its Partner Companies and through its identification of prospects for future acquisition or investment. The markets in which our initial Partner Companies operated (and most likely any future Partner Companies) are characterized by rapid technological change, frequent new product and service introductions and evolving industry standards. Competitors include a wide variety of companies and organizations, many with greater financial and technical resources than the Partner Companies and Le@P. The Company also faces competition in the identification of Partner Companies that fit within its investment parameters. Competitors for acquisition or investment include public and private venture capital firms, mutual funds and private individuals.

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

As a result of a third party's investment in Healthology during August 2000, the Company's equity interest was reduced to approximately 15% of the issued and outstanding shares of Healthology. On February 5, 2001, Le@P purchased 800,000 shares of Healthology common stock for $1,000,000 pursuant to a put option which had been granted to Healthology, increasing Le@P's interest to approximately 18%.

The audited financial statements of Healthology for December 31, 2000 contained a going concern explanatory paragraph and its financial statements for December 31, 2001 reflected a net loss of approximately $5.0 million. Healthology's plans for the year ending December 31, 2001, included raising additional equity or debt financing, investigating the possibility of merger or joint venture arrangements to obtain additional sources of funds, and scaling back operations. Healthology was unsuccessful in 2001 in such endeavors to obtain financing and continues to experience significant losses. Heathology has reduced its expenses and made other efforts to reduce losses to sustain its operations. There is significant risk that these efforts, as well as attempts to raise additional capital, will not be successful. A failure in this regard would have a material adverse effect on Healthology. As a result of these factors, the Company believed its investment in Healthology was materially impaired and further reduced the value of its investment from $1,604,358 to $250,000 in September
2001. During the fourth quarter of 2001, the Company recognized additional amounts related to its proportionate share of Healthology's losses that further reduced this investment to approximately $120,000 at December 31, 2001. The Company's investment in Healthology is illiquid in nature and cannot be readily sold.

Investment in Camber

The Company's investment in Camber had a carrying value of approximately $1.8 million at June 30, 2001, representing Le@P's historical cost basis. Camber operates clinics in Florida, California and Pennsylvania specializing in multidisciplinary, musculoskeletal care.

The amount of the impairment was determined by taking the difference between the fair value of the Company's interest in Camber at September 30, 2001 and the carrying value of the investment as recorded by the Company. Camber has been unable to successfully execute its business plans and will potentially be required to obtain significant additional funding in the near future to continue its operations. In addition, recent attempts by the Company to sell its investment in Camber have been unsuccessful and have caused the Company to re-assess the recoverability of this investment. As a result of these factors, during the quarter ended September 30, 2001, the Company concluded that the carrying value of its investment in Camber was impaired and wrote-down this investment down to $30,000. The impairment is included in write-off of investments in the accompanying consolidated statement of operations.

Investment in VisualPlex

On February 6, 2001, the Company purchased 200,000 shares of VisualPlex Corp. common stock and 240 shares of VisualPlex Corp. preferred stock for $253,367. Such investment represented less than a 1% interest in VisualPlex. method.

During the quarter ended June 30, 2001, after the substantial market decline, VisualPlex ceased operations and the Company concluded that the carrying value of its investment in VisualPlex Corp. was impaired and wrote-off this investment. The write-off is included in write-off of investments in the accompanying consolidated statements of operations.

Investment in Real Property

Effective September 28, 2001, the Majority Stockholder sold land and buildings (the "Real Property") in Broward County, Florida to the Company in exchange for notes payable. The Real Property has been recorded at fair value as determined by an independent third-party appraisal. The notes payable consist of a short-term promissory note in the amount of $37,500 due November 28, 2001 and a longer-term note and mortgage in the amount of $562,500 due in one lump sum on September 28, 2006, and bearing interest at the rate of 7% per annum. All accrued but unpaid interest on the long-term note is due September 28, 2004 with regular monthly interest payments to be made thereafter.

The Real Property is zoned light industrial and consists of approximately one and one-third acres and four structures that collectively consist of approximately 9,000 square feet. The structures are presently unoccupied and in need of repair.

The primary motivation for the Company's acquisition of the Real Property was to increase the amount of its assets that do not constitute investments in securities and thereby enable the Company to continue to qualify for an exclusion from investment company status under Investment Company Act of 1940 ( the "'40 Act").

Investment Company Act Considerations

The exclusion on which the Company is currently relying provides that no more than 45% of the value of the Company's total assets may consist of, and no more than 45% of its net income after taxes may be derived from, investments in securities (other than those of wholly-owned and majority-owned subsidiaries and certain companies controlled primarily by the Company). Since registration and regulation as an investment company are inconsistent with the Company's business objectives and plans, they would have a materially adverse effect on the Company.

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

History of Le@P Technology, Inc.

The Company was organized in March 1997 under the laws of the State of Delaware and is the successor to the then registrant, Seal Fleet, Inc.. When used in this report, the terms "Le@P" and the "Company" refer to (a) prior to April 2, 1999, Seal Holdings and its subsidiaries or its predecessor companies unless the context indicates otherwise and (b) for April 2, 1999 forward, OH, Inc. and its subsidiaries and predecessor company.

At the Annual Meeting of Stockholders held on May 14, 1997, the Company's state of incorporation was changed from Nevada to Delaware as a result of the merger of the Company into its wholly-owned subsidiary, Seal Holdings Corporation, a Delaware corporation. At the Annual Meeting of Stockholders held on July 5, 2000, the Company's name was changed to Le@P Technology, Inc.

Employees

Le@P currently has three full-time employees.

ITEM 2.   DESCRIPTION OF PROPERTIES

On October 1, 1999, Le@P entered into a lease with an affiliate of its majority stockholder, M. Lee Pearce, MD (together with his affiliates, the "Majority Shareholder") for 2,060 square feet of space for its corporate offices in Fort Lauderdale, Florida. The lease expires in 2004 and currently has an annual base rental rate of approximately $43,000, adjusted annually for inflation.

Investment in Real Property

Effective September 28, 2001, the Majority Stockholder sold land and buildings (the "Real Property") in Broward County, Florida to the Company in exchange for notes payable. The purchase price for the Real Property was determined by an independent third-party appraisal. The notes payable consist of a short-term promissory note in the amount of $37,500 due November 28, 2001 and a longer-term note and mortgage in the amount of $562,500 due in one lump sum on September 28, 2006, and bearing interest at the rate of 7% per annum. All accrued but unpaid interest on the long-term note is due September 28, 2004 with regular monthly interest payments to be made thereafter.

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

In addition, in October 2001, the Company and certain of its inactive subsidiaries formerly engaged in the marine shipping business, were named as a co-defendant and third party defendant in connection with certain litigation pending in the United States District Court, Eastern District of Louisiana. The case arises out of a shipping duty in the amount of approximately $73,500 paid by the claimant in 1998, together with claims for interest and attorney fees. The Company is currently evaluating the claim, but does not presently believe it will have a material adverse impact on the Company.

The Company is also involved from time to time in various other claims and lawsuits in the ordinary course of its current or prior business, none of which the Company anticipates would have a material adverse effect on its financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


The Company's Class A Common Stock is traded on the OTC Bulletin Board ("OTCBB"), under the symbol LPTC. The following table sets forth the range of high and low bid prices per share of the Company's Class A Common Stock for each of the quarters during the years ended December 31, 2000 and 2001, as reported on the OTCBB system. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

          PRICE PERIOD                                   HIGH            LOW
          ------------                                 --------       --------
          2000
          ----
               First Quarter                           $   4.13       $   1.75
               Second Quarter                              2.69            .75
               Third Quarter                               1.38            .88
               Fourth Quarter                              1.88            .75

          2001
          ----

               First Quarter                               1.25            .81
               Second Quarter                               .75            .38
               Third Quarter                                .62            .41
               Fourth Quarter                               .51            .31


There is no public market for the Class B Common Stock or the Series B Preferred Stock, all of which are issued to entities beneficially owned by the Majority Shareholder.

Holders

The number of stockholders of record as of March 15, 2002, was 1,487 for the Class A Common Stock.

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

Recent Sales of Securities

In accordance with the terms of a Funding and Subscription Commitment Dated March 30, 2000, between the Company and the Company's Majority Stockholder during the year ended December 31, 2001, the Company sold an aggregate of 376,190 shares of its Class A Common Stock to the Majority Stockholder at a price of $5.25 per share for an aggregate consideration of $1,975,000. These funds were used for general working capital purposes and, in part, toward the funding of the Company's investments in the first quarter of the year 2001. The foregoing issuances of securities to the Majority Stockholder were exempt from registration under federal securities laws pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.   MANAGEMENT'S PLAN OF OPERATION

Business Strategy

Le@P Technology, Inc.'s ("Le@P" or the "Company") operating strategy continues to be reevaluated by management in light of difficulties associated with investment in rapidly expanding emerging companies and the significant decline in market value or failure of many of such companies. Since the beginning of 2000, the Company's operating strategy has evolved to place less emphasis on Internet and business-to-business e-commerce companies, while retaining a focus on companies in the healthcare and life-sciences industries with product, service, or information technology capabilities. The Company is currently exploring investments in businesses with positive cash flow. The Company intends to utilize the substantial healthcare skills, experience and industry contacts of its management and Board of Directors in the development of a network of investment and acquisition candidates (referred to herein as "Partner Companies"). The ability of the Company to ultimately pursue any such investment or acquisition opportunities will be dependent upon its ability to obtain financing for such activities.

Acquisition and Investment Strategy

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

Company Liquidity and Cash Requirements

The Company will need to raise significant capital in order to pursue any acquisition and in order to make further investments in Partner Companies. The Company will also need to obtain additional financing in order to fund its normal operating expenses. Since the fourth quarter of 1999, the Company has funded its operations and its investments in its Partner Companies through proceeds from its Majority Stockholder pursuant to the Funding Commitment described in Note 4 of the Company's December 31, 2001 consolidated financial statements included in Part II, Item 7 of this Form 10-KSB. Through December 31, 2001, the Company had received approximately $8.5 million of the Funding Commitment. Although the Company anticipates that the Funding Commitment of its Majority Stockholder will be sufficient to cover operating expenses through 2002, the Company will be required to raise additional capital in order to make any investments or acquisitions.

During the fourth quarter of 2001, the Company received a loan in the amount of $375,000 from the Majority Stockholder. The loan was initially evidenced by a short-term promissory note due April 2, 2002 and bearing interest at the rate of 7% per annum. The maturity date on the note was subsequently extended to January 15, 2003, and the interest rate was changed to the prime rate. The proceeds of the loan were used for working capital purposes. Subsequent to December 31, 2001, the Company received loans of $380,000 from the Majority Stockholder. The proceeds of the loans are being used for working capital purposes. These loans were consolidated on March 27, 2002, and a promissory note in the amount of $766,183.04 issued, representing the then aggregate amount of principal and accrued interest on the loans. Such promissory note continues to bear interest at the prime rate and provide for a maturity date of January 15, 2003. Principal and interest on the loans are due and payable in one lump sum on January 15, 2003. Neither of these notes was part of the $10 million Funding Commitment. In addition, management of the Company is pursuing various business alternatives to enable the Company to continue meeting its current and projected commitments and obligations, or will attempt to further reduce the amount of such liabilities to a manageable level.

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

Changes in Financial Condition and Results of Operations

The discussion below relates to material changes in financial condition during the year ended December 31, 2001 compared with December 31, 2000 and to material changes in results of operations when comparing the years ended December 31, 2001 to December 31, 2000. All amounts in the discussion below are approximate.

Financial Condition at December 31, 2001 Compared to December 31, 2000

Total assets decreased during the year ended December 31, 2001 by $4.0 million to $1.1 million. Although the Company had an additional investment in Healthology of $1.0 million, it had a net decrease in total assets primarily as a result of a reduction in cash of $662,000 and a reduction in the Company's investment in Healthology of $3.2 million to account for the Company's share of Healthology's losses during 2001 and the write down of the Company's investment in Healthology as previously discussed herein. On December 31, 2001, the super-voting right that enabled the Company to exert significant influence over Healthology expired. Accordingly, subsequent to December 31, 2001, the Company will account for its investment in Healthology under the cost method and will no longer recognize its proportionate share of Healthology's losses as was done during 2001 and 2000. The reduction in cash resulted principally from the payment of cash expenses for operations and to fund the investment in VisualPlex. In addition, the Company wrote off its investment in Camber by $1.8 million, representing substantially all of its investment. Property and equipment increased primarily as a result of the purchase of certain real property for $600,000 financed through the execution of a short-term promissory note in the amount of $37,500 due (and paid) November 28, 2001 and a longer-term note and mortgage in the amount of $562,500 due in one lump sum on September 28, 2006.

Results of Operations for the Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Excluding  the  write-off's  of certain of the Company's  investments  which are discussed above, operating expenses for the year ended December 31, 2001 decreased by $324,000 from the year ended December 31, 2000. Salaries and benefits decreased by $288,000 when compared to December 31, 2000. The net decrease in salaries and benefits resulted primarily from a reduction of the Company's employees and a decrease in the accrual for bonuses provided for in certain management employment agreements. Professional fees and general and administrative expenses were generally comparable to the preceding year.

Net loss for 2001 increased by $3.8 million over the comparable 2000 period, primarily due to the write-off of the Company's investments in VisualPlex ($253,000), Healthology ($1.4 million), and Camber ($1.8 million). In addition, beginning in the second quarter of 2000, the Company began recording a charge for amortization of the excess of its investment in Healthology over the Company's share of the underlying net assets of Healthology, which increases the Company's net loss. Prior to December 31, 2000 such charge was being amortized over a period of 5 years.

The Company completed its investment in Healthology during March 2000. Following such investment, and pursuant to the equity method of accounting, the Company began recording its equity in the loss of Healthology during the year as set forth below.

                                                      Three Months Ended (Unaudited)                   Year Ended
                                      -------------------------------------------------------------
                                      Dec. 31, 2001   Sep. 30, 2001   June 30, 2001   Mar. 31, 2001   Dec. 31, 2001
                                      -------------   -------------   -------------   -------------   -------------

Healthology net loss                  $  (553,000)    $(1,069,000)    $(1,071,000)    $(2,300,000)    $(4,993,000)
                                      ===========================================================================

Company's proportionate share of
Healthology's net loss                   (135,000)       (191,000)       (192,000)       (383,000)       (901,000)

Amortization of amount by which
the carrying value of the
Company's investment in
Healthology exceeds its share of
the underlying net assets of
Healthology                                    --        (332,000)       (336,000)       (329,000)       (997,000)
                                      -----------     -----------     -----------     -----------     -----------

Equity in the loss of Healthology     $  (135,000)    $  (523,000)    $  (528,000)    $  (712,000)    $(1,898,000)
                                      ===========================================================================

During 2001 and 2000, the Company's equity in the loss of Healthology included amortization of the amount by which the Company's carrying value exceeds its share of the underlying net assets of Healthology. Such amount has been amortized on a straight-line basis over five years as an adjustment to the Company's share of Healthology's net income or loss. Subsequent to December 31, 2001, the Company no longer has the ability to exert significant influence over Healthology and will begin accounting for this investment under the cost method. Accordingly, the Company will no longer recognize its proportionate share of Healthology's losses and will discontinue amortization of the difference between its investment in Healthology and its proportionate share of Healthology's equity.

Generally,  pursuant  to the  equity  method  of  accounting,  when a  Company's ownership  interest  in an  investee  drops  below  20%,  the  equity  method of accounting is no longer applicable and the Company uses the cost method of accounting. Under the cost method, investments are stated at the lower of cost or net realizable value and no charge is recorded for the Company's equity in income or loss of the investee. Since March 1, 2001, the Company's interest in the issued equity securities of Healthology has been approximately 18%. Despite this lower ownership interest, the Company had continued to exercise significant influence over the operations of Healthology through December 31, 2001, primarily by virtue of the Company's contractual right to maintain two seats on Healthology's Board of Directors and certain "Super-Voting Right" with regard to the election of directors (which right expired on December 31, 2001). Accordingly, as discussed above, subsequent to December 31, 2001 the Company will account for its investment in Healthology under the cost method.

Forward Looking Information

In the discussion above (and elsewhere in this report) regarding the Company's business, any statement of its future expectations, including without limitation, future revenues and earnings (losses), plans and objectives for future operations, future agreements, future economic performance or expected operational developments and all other statements regarding the future are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and as that term is defined in the Private Securities Litigation Reform Act of 1995. The Company intends that the forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on the Company's strategic plans and involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein include (the "Cautionary Statements"), without limitation the items listed below. Based on the nature of the Company's operations, these factors, risks and uncertainties relate not only to the Company, but also to Partner Companies.

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

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and report of independent auditors required by this item are filed herewith as Exhibit F.

Report of Independent Certified Public Accountants (Le@P Technology, Inc.)

Report of Independent Certified Public Accountants (Healthology, Inc.)

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Operations for the years ended December 31, 2001 and 2000

Consolidated Statements of Shareholders' (Deficit) Equity for the years ended December 31, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000

Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.



                       THIS SPACE INTENTIONALLY LEFT BLANK

PART III

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

The information required in response to this Item is incorporated herein by reference from the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2002 Annual Meeting of Stockholders.

ITEM 10. EXECUTIVE COMPENSATION

The information required in response to this Item is incorporated herein by reference from the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2002 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in response to this Item is incorporated herein by reference from the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2002 Annual Meeting of Stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this Item is incorporated herein by reference from the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2002 Annual Meeting of Stockholders.

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

(a)(3)    Exhibits

EXHIBIT                            DESCRIPTION

3.1.1 Certificate of Incorporation of Le@P Technology, Inc., filed March 20, 1997. (2)

3.1.2 Certificate of Preferred Stock Designation of Le@P Technology, Inc., dated March 23, 1999. (1)

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

3.2       Bylaws of Le@P Technology, Inc. (2)

4.3       Investors'  Rights  Agreement  between  Healthology,   Inc.  and  Le@P
          Technology, Inc. dated March 1, 2000. (7)

4.4 Stockholders' Agreement between Healthology, Inc., Le@P Technology, Inc. and certain existing stockholders of Healthology, Inc. dated March 1, 2000. (7)

4.5       First  Amended  and  Restated   Investors  Rights  Agreement   between
          Healthology, Inc. Le@P Technology, Inc., and Communicade, Inc. dated August 1, 2000. (6)

4.6 First Amended and Restated Stockholders' Agreement between Healthology, Inc., Le@P Technology, Inc., and Communicade, Inc. and certain other existing stockholders of Healthology, Inc. dated August 1, 2000. (6)

4.7 Amended and Restated Certificate of Incorporation of Healthology, Inc. filed August 1, 2000. (6)

10.1      Funding Commitment by M. Lee Pearce, M.D. (1)

10.2      Subscription  Agreement dated March 30, 2000, with M. Lee Pearce, M.D.
          (11)

10.3      Employment  Agreement  dated April 1, 1999,  with Robert G.  Tancredi,
          M.D. (11)

10.4.1    1999 Long Term Incentive Plan. (8)

10.4.2    1998 Incentive Option Plan. (9)

10.4.3    1997 Incentive Option Plan. (2)

10.4.4    Seal Fleet, Inc. Amended 1996 Long-Term Incentive Plan. (10)

10.11 Purchase Agreement between Healthology, Inc. and Le@P Technology, Inc., dated as of February 2, 2001 (4)

10.12 Commercial Contract and Addendum relating to the purchase and sale of real property between Bay Colony Associates Limited and Le@P Technology, Inc., as agent for Parkson Property LLC, dated as of September 28, 2001 (12)

10.13 Promissory Note dated September 28, 2001, in the principal amount of $37,500, executed by Parkson Property LLC. (12)

10.14 Promissory Note dated September 28, 2001, in the principal amount of $712,500, executed by Parkson Property LLC. (12)

10.15 Mortgage Deed dated September 28, 2001, by Parkson Property LLC in favor of Bay Colony Associates, Ltd. (12)

10.16 Promissory Note dated March 27, 2002, in the principal amount of $766,183.04, issued to the M. Lee Pearce Irrevocable Trust, replacing certain promissory notes issued in October, 2001 and January and Februry 2002.

21        Subsidiaries of the Registrant.

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

(4) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 000-05667), as filed February 20, 2002.

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

(11) Incorporated by reference from an exhibit to the Company's Annual Report on Form 10-KSB (File No. 000-05699) for the fiscal year ended December 31, 2000, as filed April 1, 1999, as amended April 30, 2000.

(12) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 000-05667), as filed October 18, 2001.

 (b)      Reports on Form 8-K

          Report on Form 8-K filed October 18, 2001, relating to an event dated September 28, 2001. Pursuant to Item 2 of such Report, the Registrant reported the acquisition of certain real property located in Broward County, Florida.

          Report on Form 8-K/A-1 filed December 12, 2001, amending the Form 8-K filed on October 18, 2001. This amendment provided unaudited Pro Forma Statements of Operations for the nine months ended September 30, 2001, and the year ended December 31, 2000, to give effect to the Registrant's acquisition of certain real property as if it had occurred on January 1, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LE@P TECHNOLOGY, INC.

                                   By: /s/ Robert G. Tancredi, MD
                                       --------------------------------------
                                        Robert G. Tancredi, MD,
                                        President and Chief Executive Officer

                                   By: /s/ Mary E. Thomas
                                       --------------------------------------
                                        Mary E. Thomas,
                                        Acting Principal Financial Officer

Dated: March 29, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

        SIGNATURE                     TITLE                                                DATE

/s/ Robert G. Tancredi, MD       President, Chief Executive Officer and Director      March 29, 2002
--------------------------       (Principal Executive Officer)
Robert G. Tancredi, MD

/s/ M. Lee Pearce, MD            Chairman of the Board of Directors                   March 29, 2002
--------------------------
M. Lee Pearce, MD

/s/ Jose B. Valle                Director                                             March 29, 2002
--------------------------
Jose B. Valle

/s/ Laurence Brody               Director                                             March 29, 2002
--------------------------
Laurence Brody

/s/ Timothy C. Lincoln              Director                                          March 29, 2002
--------------------------
Timothy C. Lincoln

                                   "Exhibit F"

                          INDEX TO FINANCIAL STATEMENTS

Le@P Technology, Inc.                                                       PAGE
                                                                            ----

Report of Independent Certified Public Accountants
  (Le@P Technology, Inc.) ............................................       F-2

Report of Independent Certified Public Accountants
  (Healthology, Inc.) ................................................       F-3

Consolidated Balance Sheets as of December 31, 2001 and 2000 .........       F-4

Consolidated Statements of Operations for the years ended
  December 31, 2001 and 2000 .........................................       F-6

Consolidated Statements of Shareholders' (Deficit) Equity
  for the years ended December 31, 2001 and 2000 .....................       F-7

Consolidated Statements of Cash Flows for the years ended
  December 31, 2001 and 2000 .........................................       F-8

Notes to Consolidated Financial Statements ...........................       F-9

               Report of Independent Certified Public Accountants

To the Board of Directors
Le@P Technology, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Le@P Technology, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders'(deficit) equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Healthology, Inc. (a corporation in which the Company had an approximate 15% interest at December 31, 2000) were audited by other auditors as of and for the year ended December 31, 2000 whose report, which contained a going concern explanatory paragraph, has been furnished to us. Insofar as our opinion on the consolidated financial statements as of and for the year ended December 31, 2000 relates to amounts included for Healthology, Inc. it is based solely on their report.

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

In our opinion, based on our audits and the report of other auditors as of and for the year ended December 31, 2000, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Le@P Technology, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

West Palm Beach, Florida
February 8, 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders of
     Healthology, Inc.

We have audited the accompanying balance sheet of Healthology, Inc. as of December 31, 2000 and the related statements of operations and accumulated loss, stockholders' deficit and members' equity and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Healthology, Inc. as of December 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Grant Thornton LLP
New York, New York
February 9 2001

Le@P Technology, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                             December 31,
                                                       2001              2000
                                                    ----------------------------
Assets

Current assets
   Cash                                             $   26,509        $  688,702
   Due from related party                               74,563            29,563
   Prepaid expenses and other current assets            37,297            38,273
                                                    ----------        ----------
Total current assets                                   138,369           756,538

Investment in Healthology, Inc.                        115,625         2,367,983
Investment in Camber Companies, LLC                     30,000         1,845,245
Property and equipment, net                            698,802           128,611
Acquisition costs                                       98,299                --
Other assets                                             4,503             9,573
                                                    ----------        ----------
Total assets                                        $1,085,598        $5,107,950
                                                    ==========        ==========


See notes to consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

                                                            December 31
                                                      2001               2000
                                                  -----------------------------

Liabilities and shareholders' (deficit)equity
Current liabilities:
   Accounts payable                               $   96,037         $   25,368
   Accrued professional fees                         143,315             94,100
   Accrued compensation and related
     liabilities                                     120,383            202,878
                                                  -----------------------------
Total current liabilities                            359,735            322,346

Long-term notes payable to related party             937,500                 --

Commitments and contingencies

Shareholders' (deficit) equity:
   Preferred stock, par value $0.001 per
     share; Authorized 25,000,000
     shares. Issued and outstanding
     2,170 shares at December 31, 2001
     and 2000, respectively                        2,170,000          2,170,000
   Class A common stock, par value $0.20
     per share. Authorized 99,975,000
     shares. Issued 33,766,053 and
     33,389,863 shares, and outstanding
     33,681,203 and 33,305,013 shares,
     at December 31, 2001 and 2000,
     respectively                                  6,753,211          6,677,973
   Class B common stock, par value $0.20
     per share. Authorized, issued and
     outstanding 25,000 shares at
     December 31, 2001 and 2000                        5,000              5,000

   Additional paid-in capital                     26,401,913         24,502,151
   Accumulated deficit                           (35,492,301)       (28,520,060)
   Treasury stock, at cost, 84,850
     shares at December 31, 2001 and 2000            (49,460)           (49,460)
                                                  -----------------------------
Total shareholders' (deficit) equity                (211,637)         4,785,604
                                                  -----------------------------
Total liabilities and shareholders'
  (deficit) equity                                $1,085,598         $5,107,950
                                                  =============================



See notes to consolidated financial statements.

                     Le@P Technology, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                        Year ended December 31
                                                        2001              2000
                                                    -----------------------------

Revenue
                                                    $        --       $        --
                                                    -----------------------------

Expenses:
   Salaries and benefits                                718,947         1,007,197
   Professional fees                                    545,721           632,091
   General and administrative                           394,243           344,177
   Write-off of investments                           3,422,970                --
                                                    -----------------------------
Total expenses                                        5,081,881         1,983,465
                                                    -----------------------------

Operating loss                                       (5,081,881)       (1,983,465)

Interest income                                           7,640             9,346

Equity in loss of Healthology, Inc.                  (1,898,000)       (1,175,011)
                                                    -----------------------------

Net loss                                            $(6,972,241)      $(3,149,130)
                                                    =============================

Net loss attributable to common stockholders        $(7,189,241)      $(3,366,130)
                                                    =============================

  Basic and diluted net loss attributable
    to common stockholders
    per share:

  Net loss                                          $     (0.21)      $     (0.10)
                                                    =============================
  Net loss attributable to common stockholders      $     (0.21)         $(0 .10)
                                                    =============================

Weighted average shares outstanding                  33,556,779        32,742,224
                                                    =============================



See notes to consolidated financial statements.

                     Le@P Technology, Inc. and Subsidiaries

            Consolidated Statements of Shareholders' (Deficit) Equity




                                    Preferred          Class A and Class B
                                      Stock                    Stock            Additional
                                --------------------------------------------     Paid-in    Accumulated  Treasury
                                Shares    Amount       Shares     Par Value      Capital     Deficit      Stock         Total
                                -----------------------------------------------------------------------------------------------
Balance at December 31, 1999    2,170  $ 2,170,000   32,026,769  $ 6,405,354  $18,799,770  $(25,370,930) $(49,460)  $ 1,954,734
Shares issued in exchange for

   Investment banking services     --           --      150,000       30,000           --           --         --        30,000
Issuance of Class A common

  Stock                            --           --    1,238,094      247,619    5,702,381           --         --     5,950,000
Net loss                           --           --           --           --           --   (3,149,130)        --    (3,149,130)
                                -----------------------------------------------------------------------------------------------
Balance at December 31, 2000    2,170    2,170,000   33,414,863    6,682,973   24,502,151  (28,520,060)   (49,460)    4,785,604
Issuance of Class A common
  Stock                            --           --      376,190       75,238    1,899,762           --         --     1,975,000
Net loss                           --           --           --           --           --   (6,972,241)        --    (6,972,241)
                                -----------------------------------------------------------------------------------------------
Balance at December 31, 2001    2,170  $ 2,170,000   33,791,053  $ 6,758,211   26,401,913  (35,492,301)  $(49,460)  $  (211,637)
                                ===============================================================================================

 See notes to consolidated financial statements.

                     Le@P Technology, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                       Year ended December 31
                                                       2001              2000
                                                    ----------        ----------
Operating activities

Net loss                                            $(6,972,241)      $(3,149,130)
Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation                                         29,809            38,216
   Equity in loss of Healthology, Inc.               1,898,000         1,175,011
   Write-off of investments                          3,422,970                --
   Loss on leasehold improvements written off               --            10,692
   Issuance of stock for services                           --            30,000
   Changes in operating assets and liabilities:
     Due from related party                            (45,000)          (29,563)
     Prepaid expenses and other current assets             976             9,605
     Other assets                                        5,070              (721)
     Accounts payable                                   70,669          (100,854)
     Accrued professional fees                          49,215           (68,125)
     Accrued compensation and related liabilities      (82,495)          (87,916)
                                                    ----------        ----------
Net cash used in operating activities               (1,623,027)       (2,172,785)

Investing activities
Purchases of property and equipment                         --            (8,321)
Acquisition costs                                      (98,299)               --
Investment in VisualPlex Corp.                        (253,367)               --
Investment in Healthology, Inc.                     (1,000,000)       (3,542,994)
                                                    ----------        ----------
Net cash used in investing activities               (1,351,666)       (3,551,315)

Financing activities
Proceeds from note payable to related party            375,000                --
Principal payments on note payable to related party    (37,500)               --
Issuance of Class A Common Stock                     1,975,000         5,950,000
                                                    ----------        ----------
Net cash provided by financing activities            2,312,500         5,950,000


Net change in cash                                    (662,193)          225,900
Cash at beginning of year                              688,702           462,802
                                                    ----------        ----------
Cash at end of year                                 $   26,509        $  688,702
                                                    ==========        ==========

Supplemental disclosure of non-cash investing and financing activities

Purchase of property in exchange for
  notes payable to related party                    $  600,000        $       --
                                                    ==========        ==========



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

Operating Losses and Cash Flow Deficiencies

Through December 31, 2001, the Company experienced significant operating losses and deficiencies in cash flows. During 2001, the Company's primary shareholder and certain affiliates funded the cash flow deficiencies. Nevertheless, the Company expects to continue to incur losses and expenses as it carries out its acquisition strategy. These financial statements have been prepared assuming that the Company will continue as a going concern. Until the Company has enough operations or other revenue generating activities to be self sufficient, the Company will remain dependent upon other sources of capital. In the past, such capital has come from the Company's majority shareholder.

On September 30, 1999, the Company's Chairman and majority stockholder agreed to provide Le@P, directly or through his affiliates (collectively, the "Majority Stockholder"), funding of up to $10,000,000 to be used to fund the losses, working capital requirements and future acquisitions, as approved by the Company's Board of Directors (the "Funding Commitment") and as further discussed in Note 4 herein. Through December 31, 2001, the Company had received $8,475,000 of the Funding Commitment. Management is considering alternatives to enable the Company to continue meeting its current and projected cash requirements, or will attempt to further reduce those requirements to a manageable level. In addition, the Company received an additional $380,000 in working capital loans from the Majority Shareholder subsequent to December 31, 2001, which is not part of the Funding Commitment.

2.   Summary of Significant Accounting Policies

Consolidation

The accompanying financial statements include the accounts of Le@P Technology, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Investments in Partner Companies in which Le@P owns 50% or less of the outstanding voting securities, and in which significant influence is exercised, are accounted for under the equity method. Significant influence is presumed at a 20% ownership level; however Le@P applied the equity method to its investment, even though Le@P had less than a 20% voting interest in Healthology because during 2001 and 2000, Le@P had the ability to exert significant influence over the operations of Healthology through a super-majority voting right that gave Le@P two seats on Healthology's seven-member Board of Directors. The super-majority voting right expired on December 31, 2001 and Le@P will account for its investment in Healthology under the cost method beginning in 2002. All other investments for which the Company does not have the ability to exercise significant influence have been and will continue to be accounted for on the cost method. Such investments are stated at the lower of cost or net realizable value. During 2001 and 2000, the Company accounted for its investments in Camber and VisualPlex under the cost method.

Partner Company Investments

Under the equity method, the Company's proportionate share of Partner Company's net income or loss is included in the Company's Consolidated Statements of Operations. The amount by which the Company's carrying value exceeds its share of the underlying net assets of a Partner Company accounted for under the equity method is amortized on a straight-line basis over five years as an adjustment to the Company's share of the Partner Company's net income or loss.

                     Le@P Technology, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

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

Change in Accounting Estimate

Effective January 1, 2001, the Company changed the original number of periods to amortize the excess of its investment in Healthology over the Company's share of the underlying net assets of Healthology from 5 years to 2.5 years as a result of the significant operating losses and cash flow deficiencies incurred by Healthology. The effect of this change in accounting estimate was to increase the Company's net loss by approximately $600,000, or $(0.02) per share for the year ended December 31, 2001.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

No provision for income taxes has been recorded due to losses to date. The Company has recorded a valuation allowance for any deferred tax assets that have resulted from its operating losses.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations and Statement No. 142, Intangible Assets. FASB Statement No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated before July 1, 2001. FASB Statement No. 142 further clarifies the criteria to recognize intangible assets separately from goodwill and promulgates that goodwill and certain intangible assets not be amortized including goodwill related to investments accounted for under the equity method. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. These standards will apply to the Company beginning January 1, 2002 for existing intangible assets and July 1, 2001 for business combinations completed after June 30, 2001. The Company does not expect these statements to have a significant impact on its financial condition or results of operations.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from 3-9 years.

Long-Lived Assets

The carrying value of the Company's long-lived assets, including investments, is reviewed by management if the facts and circumstances suggest potential impairment. If this review indicates that these costs will not be recoverable, as determined based on the expected undiscounted cash flows of the entity over the remaining amortization period, the carrying value of these costs is reduced by the estimated shortfall of cash flows. As more fully disclosed in Note 3, certain of the Company's investments were written down during 2001 as a result of this impairment analysis.

                     Le@P Technology, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments

The carrying values of cash, accounts payable and notes payable are reasonable estimates of their fair value due to the short-term nature of these financial instruments.

Stock Based Compensation

The Company accounts for employee stock options using the intrinsic value method as prescribed by Accounting Principles Board Option No. 25, Accounting for Stock Issued to Employees ("APB 25"). The Company follows the disclosure provisions of Statement of Financial Accounting Standards, No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and for valuing common stock equivalents issued to non employees. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the corporation's stock at the date of the grant over the exercise price of the option.

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

During August 2000, Healthology received an additional equity investment of $6,000,000 from Omnicom, a strategic, third party investor. Such investment was in the form of preferred stock with terms similar to those held by Le@P. As a result of this investment, the Company's interest in the equity of Healthology was reduced to approximately 15% of the issued and outstanding shares. In connection with the third party investment in Healthology, the Company granted Healthology a put option that would require Le@P to purchase 800,000 shares of Healthology common stock at $1.25 per share (the "Put Option"). Subsequent to December 31, 2000, Healthology exercised the Put Option and, on February 5, 2001, Le@P purchased 800,000 shares of Healthology common stock for $1,000,000. Le@P's interest in Healthology was increased to approximately 18% of the issued and outstanding shares as a result of the purchase of these shares.

The Company's shares of Healthology Preferred Stock had certain super-majority voting rights for the election of directors. In general, until December 31, 2001, the Company was entitled to voting rights equal to the number of shares of Healthology common stock as will guarantee that the Company, solely for the purposes of electing directors, has no less than 26% of the voting power of the outstanding capital stock of Healthology and will be the single largest such voting stockholder (the "Super-Voting Right"). This Super-Voting Right expired in accordance with its terms on December 31, 2001. For future periods, the Company will account for its interest in Healthology under the cost method of accounting.

                     Le@P Technology, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

As discussed in Note 2, during 2001 and 2000 Le@P had the ability to exert significant influence over the operations of Healthology through the Super-Voting Right. Although Le@P had less than a 20% interest in Healthology during 2001 and part of 2000, Le@P accounted for its investment in Healthology under the equity method as a result of the Super-Voting Right and the ability to exert significant influence over Healthology. The Super-Voting Right expired on December 31, 2001, which requires that Le@P account for its investment in Healthology under the cost method beginning in 2002.Under the cost method, investments are stated at the lower of cost or net realizable value and no charge is recorded for the Company's equity in the income or loss of the investee.

Presented below is selected financial information for Healthology for the years ended December 31, 2001 and 2000.

                                                Year Ended
                                                December 31,
                                           2001           2000
                                           ----           ----
     Net revenues                       $2,784,000     $1,161,000
     Gross loss                           (196,000)    (1,106,000)
     Net loss                           (4,993,000)    (5,235,000)
     Current assets                        961,000      4,450,000
     Non-current assets                  1,336,000      1,449,000
     Current liabilities                 1,092,000      1,239,000
     Non-current liabilities                57,000         88,000


The Company's consolidated results of operations for the year ended December 31, 2001 include its proportionate share of Healthology's net loss of $861,738 and amortization of the Company's net excess investment over its equity in Healthology of $997,599. The aggregate of these amounts, $1,898,000, for the year ended December 31, 2001, is included in the accompanying Statements of Operations as Equity in Loss of Healthology, Inc.

The audited financial statements of Healthology as of and for the year ended December 31, 2000 contained a going concern explanatory paragraph and its financial statements as of and for the year ended December 31, 2001 reflected a net loss of approximately $5.0 million. Healthology's plans for the year ended December 31, 2001, included raising additional equity or debt finance, investigating the possibility of merger or joint venture arrangements to obtain additional sources of funds, and scaling back operations. Healthology was unsuccessful in 2001 in such endeavors to obtain financing and continues to experience significant losses. Healthology has reduced its expenses and made other efforts to reduce losses to sustain its operations. There is significant risk that these efforts, as well as attempts to raise additional capital, will not be successful. The market for capital for companies such as Healthology is very difficult and there can be no assurance (and there is significant doubt) that it will be able to obtain capital or otherwise successfully execute its plans. In addition, subsequent to December 31, 2001, the Company will no longer maintain the Super-Voting Right and will not be able to significantly influence Healthology's operations. As a result of these factors, the Company believes its investment in Healthology has been materially impaired and further reduced the value of its investment by $1,354,358 during 2001. The amount of the impairment was determined by taking the difference between the fair value of Healthology's securities at December 31, 2001 and the carrying value of the Company's
investment  in  Healthology.   In  determining  fair  value,  the  Company  also
considered the results of a valuation of Healthology by an independent third-party valuation specialist. The impairment is included in write-off of investments in the accompanying consolidated statement of operations. Further reduction in the fair value of Healthology, including the possibility of the loss of the entire investment, may occur in the near future. The Company's investment in Healthology is illiquid in nature and cannot be readily sold.

                     Le@P Technology, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

Camber

The Company has a 6% interest in Camber Companies, LLC ("Camber"). Camber operates clinics specializing in multidisciplinary, musculoskeletal care in Florida and California. The Company accounts for its investment in Camber under the cost method.

Camber has been unable to successfully execute its business plans and will potentially be required to obtain significant additional funding in the near future to continue its operations. In addition, recent attempts by the Company to sell its investment in Camber have been unsuccessful and have caused the Company to assess the recoverability of this investment. During the quarter ended September 30, 2001, the Company concluded that the carrying value of its investment in Camber was impaired and wrote-off $1,815,245 of this investment. The amount of the impairment was determined by taking the difference between the fair value of the Company's interest in Camber at September 30, 2001 and the carrying value of the investment as recorded by the Company. In determining fair value, the Company considered the results of a valuation of Camber by an independent third-party. The impairment is included in write-off of investments in the accompanying consolidated statements of operations.

VisualPlex

On February 6, 2001, the Company purchased 200,000 shares of VisualPlex Corp. common stock and 240 shares of VisualPlex Corp. preferred stock for $253,367. Such investment represents less than a 1% interest in VisualPlex. The Company accounts for this investment under the cost method.

During the quarter ended June 30, 2001, after the substantial market decline, VisualPlex ceased operations and the Company concluded that the carrying value of its investment in VisualPlex Corp. was impaired and wrote-off its total investment of $253,367. This amount is included in write-off of investments in the accompanying consolidated statements of operations.

4.   Funding Commitment

In connection with the Funding Commitment, through December 31, 2001, the Majority Stockholder contributed $8,475,000 to the Company. Of this amount, approximately $4,544,000 was to fund the investment in Healthology and related transaction expenses, approximately $250,000 was to fund the VisualPlex transaction, and $3,681,000 was to fund operating expenses. In consideration of these contributions, the Company has issued 1,614,284 shares of the Company's Class A Common Stock at a purchase price of $5.25 per share.

As of December 31, 2001, an additional $1,525,000 (the "Additional Funds") was available to the Company pursuant to the Funding Commitment. On March 30, 2000, the Board of Directors of the Company and the Majority Stockholder agreed that all funds contributed pursuant to the Funding Commitment including such
Additional Funds, represent a subscription for additional shares of the Company's Class A Common Stock at $5.25 per share (an aggregate of 290,476 shares when the remaining $1,525,000 is contributed).

                     Le@P Technology, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



5.   Property and Equipment

          Property and equipment consists of the following:

                                                    December 31,
                                             2001                 2000
                                        ---------------------------------

     Land                                   $510,000             $     --
     Buildings                                90,000                   --
     Leasehold improvements                   17,842               17,842
     Equipment and software                   59,100               59,100
     Furniture and fixtures                   95,732               95,732
                                        ---------------------------------
                                             772,674              172,674
     Less accumulated depreciation            73,872               44,063
                                        ---------------------------------
                                            $ 698,802            $128,611
                                        =================================

6.   Commitments and Contingencies

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

The Company is also involved from time to time in various other claims and lawsuits in the ordinary course of its current or prior business, none of which the Company anticipates would have a material adverse effect on its financial condition or results of operations.

Employment Contracts

During April 1999,the Company entered into an employment contract with its Chief Executive Officer. This contract is for an initial period of three years and includes base salary plus bonuses. Employment may be terminated by the Company or the employee under certain conditions. In addition, the contract contains provisions for changes in control, severance and benefits, and non-compete requirements.

7.   Related Party Transactions

The Company's majority shareholder, directly or indirectly, owns a number of real estate entities with which the Company has done or currently does business. At December 31, 2001, the Company was leasing administrative office space from one such real estate entity. Future minimum lease payments under this operating lease agreement are as follows:

                     Le@P Technology, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



          Year Ending December 31,
          ------------------------

          2002                          $ 43,000
          2003                            43,000
          2004                            32,000
                                        --------
          Total                         $118,000
                                        ========

Rent expense under operating leases was $46,794 and $60,933 for the years ended December 31, 2001 and 2000, respectively.

Due from related party represents amounts due from the Company's majority shareholder in relation to certain services performed on his behalf by one of the Company's employees.

During the fourth quarter of 2001, the Company received a loan in the amount of $375,000 from the majority stockholder. The loan is evidenced by a long-term promissory note due January 15, 2003 and bearing interest at the prime rate. The proceeds of the loan were used for working capital purposes. Subsequent to December 31, 2001, the Company received two additional working capital loans totaling $380,000 from the majority stockholder. These loans are unsecured, bear interest at the prime rate, and are also due January 15, 2003. These loans were consolidated on March 27, 2002, and a promissory note in the amount of $766,183.04 was issued, representing the then aggregate amount of principal and accrued interest on the loans. Such promissory note continues to bear interest at the prime rate and provide for a maturity date of January 15, 2003.

Effective September 28, 2001, the Majority Stockholder contributed land and buildings in Broward County, Florida to the Company in exchange for a note payable. The land and buildings have been recorded at fair value as determined by an independent third-party appraisal. The note payable consists of a short-term promissory note in the amount of $37,500 which was due and paid on November 28, 2001 and a longer-term note and mortgage in the amount of $562,500 due in one lump sum on September 28, 2006. Both notes bear interest at the rate of 7% per annum. All accrued but unpaid interest on the longer-term note is due September 28, 2004 with regular monthly interest payments to be made thereafter.

The land and buildings are zoned light industrial and consist of approximately one and one-third acres and four structures that collectively consist of approximately 9,000 square feet. The structures are presently unoccupied and in need of repair. The Company intends to repair and offer for lease one or more of the structures.

One of the Company's former directors is a principal in an investment banking firm providing services to the Company (the "Investment Banking Firm"). In connection with the Company's agreement with the Investment Banking Firm, during the years ended December 31, 2001 and 2000, the Company has paid fees and expenses of $-0- and $53,386 and issued -0- and 150,000 shares of Class A Common Stock during the years ended December 31, 2001 and 2000, respectively. In addition, the Company's majority stockholder transferred 150,000 shares of his Class A Common Stock to the Investment Banking Firm in connection with services provided in the Reverse Acquisition. These shares were recorded at the Fair Market Value of the services provided of $30,000 on the date of issuance. The agreement with the Investment Banking Firm expired by its terms on March 31, 2000. Additional placement fees and share purchase rights may be earned by the Investment Banking Firm upon the occurrence of certain events, including certain future sales of securities by the Company and when the Company makes investments which are facilitated by or require the assistance of the Investment Banking Firm.

One of the Company's former directors had an employment and consulting agreement with the Company which ended on April 1, 2000. Salaries and fees paid by the Company under this agreement were $0 and $71,970 for the years ended December 31, 2001 and 2000, respectively.

8.   Stock Based Compensation

Options may be granted to Company employees, directors and consultants under various stock option plans. All options granted under the plans through December 31, 2001 have been at prices which have been equal to or greater than the fair market value of the Company's common stock at the date of grant. At December 31, 2001, the Company had reserved 6,897,500 shares of Class A common stock for possible future issuance under its stock option plans. Option activity under the Company's plans is summarized below:

                     Le@P Technology, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



                                                2001                             2000
                                      ---------------------------    ----------------------------
                                                      Weighted                         Weighted
                                                      Average                          Average
                                                   Exercise Price                   Exercise Price
                                        Shares                         Shares
                                      ---------------------------    ----------------------------

Outstanding at beginning of year      2,525,000         $2.15        1,700,000         $   1.73
Options granted                              --            --        1,200,000             3.00
Options forfeited                       (22,500)         3.00         (375,000)            3.00
                                      -----------------------        --------------------------
Outstanding at end of year            2,502,500         $2.14        2,525,000         $   2.15
                                      =======================        ==========================

Options exercisable at year-end       2,235,000         $2.04        1,975,000         $   2.15
Shares available for future grant     6,897,500            --        6,875,000               --

The following table summarizes information about stock options outstanding at December 31, 2001.

                           Stock Options Outstanding             Stock Options Exercisable
                   ----------------------------------------------------------------------------
                                   Weighted
                                   Average
                                  Remaining        Weighted                         Weighted
                   Number of     Contractual       Average       Number of          Average
Exercise Price     Options          Life       Exercise Price     Options        Exercise Price
-----------------------------------------------------------------------------------------------
        $1.00        40,000          4.6          $   1.00          40,000          $   1.00
        $1.75     1,660,000          3.7              1.75       1,660,000              1.75
        $3.00       802,500          8.2              3.00         535,000              3.00
                  ---------                                      ---------
$1.00 - $3.00     2,502,500          5.2          $   2.15       2,235,000          $   2.04
                  =========                                      =========


The weighted average fair value per share of options granted by the Company during 2000 was $3.00. The fair value of options granted was estimated at the date of grant using the Black-Scholes Valuation Method with the following assumptions; risk free interest rate of 6.53%, no expected dividends, weighted average expected life of 6 years for 2000, and volatility of 1.17. No options were granted during 2001.

The Company applies APB No. 25 and related interpretations in accounting for stock options granted to employees. Had compensation cost been recognized consistent with SFAS No. 123, the Company's net loss, net loss attributable to common stockholders, net loss per common share, and net loss attributable to common stockholders per share would have been reduced to the pro forma amounts indicated below

                     Le@P Technology, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                                              Year ended December 31,
                                                              2001               2000
                                                          -----------         -----------

Pro-forma net loss                                        $(7,916,961)        $(4,020,578)
Pro-forma loss attributable to common stockholders         (8,133,961)         (4,237,578)
Pro-forma net loss per common share                       $     (0.24)        $     (0.13)
Pro-forma net loss attributable to
   common stockholders per share                          $     (0.24)        $     (0.13)


9.   Loss Per Share

Options were not included in the computation of net loss per share and net loss per share attributable to common stockholders for the years ended December 31, 2001 and 2000 because their effect would have been anti-dilutive.

A reconciliation of net loss per share to net loss per share attributable to common stockholders is as follows:

Numerator:                                                                 2001                2000
                                                                           ----                ----

    Net loss                                                          $ (6,972,241)        $ (3,149,130)
    Dividends (undeclared) on cumulative preferred stock                  (217,000)            (217,000)
                                                                      ---------------------------------
    Numerator for basic and diluted loss per share - loss
    attributable to common stockholders                               $ (7,189,241)        $ (3,366,130)

Denominator:
    Denominator for basic and diluted loss per share; Weighted
    average shares                                                      33,566,779           32,742,224

                                                                      =================================
    Basic and diluted loss per share                                  $      (0.21)        $      (0.10)
                                                                      =================================

    Basic and diluted loss per share attributable to common
    stockholders                                                      $      (0.21)        $      (0.10)
                                                                      =================================

10.  Preferred Stock

The Certificate of Incorporation of the Company, as amended, authorizes the issuance of 25,000,000 shares of Preferred Stock, $.001 par value, of which 2,500 shares have been designated as Series B 10% Cumulative Preferred Stock, $.001 par value, (the "Series B Preferred Stock"). The Series B Preferred Stock is nonvoting and nonconvertible. Dividends on the Series B Preferred Stock are cumulative and accrue at a rate of 10% per annum on the preferred stock's stated value of $1,000 per share and must be paid before any dividends may be paid on any other class of common or preferred stock. No other class of common or preferred stock may be redeemed or repurchased nor may the Series B Preferred Stock be altered or modified without the approval of the holders of the Series B Preferred Stock. Effective November 15, 1999, the Company issued, 2,170 shares of the Series B Preferred Stock to the majority shareholder in exchange for $2,170,000, which had previously been contributed to the Company. At December 31, 2001, dividends of $500,500 were accumulated on the Series B Preferred Stock. Such amount will be accrued and charged to retained earnings, if any, or additional paid-in capital when declared by the Company's Board of Directors.

                     Le@P Technology, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

11.  Income Taxes

The Company accounts for income taxes under SFAS No. 109. Under SFAS No. 109, deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

                                                                             Year ended December 31
                                                                             2001               2000
                                                                      ---------------------------------

          Deferred tax assets:
          Net operating loss carryforwards                            $  2,297,780         $  1,565,171
          Accruals                                                          34,868               66,791
          Stock based compensation                                          29,991               29,991
          Other                                                             12,192               (4,210)
                                                                      ---------------------------------
          Deferred tax assets                                            2,374,831            1,657,743
          Less valuation allowance                                      (2,374,831)          (1,657,743)

                                                                      ---------------------------------
          Net deferred tax assets                                     $         --         $         --
                                                                      =================================

A reconciliation from the U.S. Statutory federal income tax rate to the effective income tax rate (benefit) follows:

                                                                             2001               2000
                                                                      ---------------------------------
                    U.S. Federal Statutory rate                              34.00%               34.00%
                    State income taxes, net of federal benefit                3.63                 3.63
                    Change in valuation allowance                           (10.24)              (19.25)
                    Non-deductible items                                    (27.32)              (13.97)
                    Other                                                    (0.08)               (4.41)
                                                                      ---------------------------------
                                                                              0.00%                0.00%
                                                                      =================================

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of the evidence, both positive and negative, management has determined that a $2,374,831 valuation allowance at December 31, 2001 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $717,088. At December 31, 2001, the Company has available net operating loss carryforwards of approximately $4,137,399 of which approximately $1,078,098 expire from 2010 to 2012 with the remainder expiring during 2019 and 2020.

12.  Class B Common Stock

The Company has 25,000 shares of Class B Common Stock outstanding. Such shares are held by an affiliate of the Company's majority shareholder and enable the holder to elect a majority of the Board of Directors of the Company, otherwise the Class B Common Stock is identical to the Company's Class A Common Stock.

                     Le@P Technology, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

13.  Valuation and Qualifying Accounts

A summary of the activity in the Company's valuation and qualifying accounts is as follows:

                                          Balance at      Charged to
                                         Beginning of     Costs and                                      Balance at
                Description                 Period         Expenses       Writeoff's    Other Changes    End of Period

Deferred tax asset valuation allowance

Year ended December 31, 2000            $1,051,443           606,300           --             --            $1,657,743
Year ended December 31, 2001             1,657,743           717,088           --             --            2,374,831


14.  Subsequent Event

During the first quarter of 2002, the Majority Stockholder loaned the Company $380,000 evidenced by promissory notes, which bear interest at the prime rate. Principal and interest on the loan are due and payable in one lump sum on the maturity date of January 15, 2003. The proceeds of the loan are being used for
working  capital  purposes.   These  loans  are  unsecured.

                                  EXHIBIT INDEX

EXHIBIT                           DESCRIPTION

3.1.1 Certificate of Incorporation of Le@P Technology, Inc., filed March 20, 1997. (2)

3.1.2 Certificate of Preferred Stock Designation of Le@P Technology, Inc., dated March 23, 1999. (1)

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

3.2       Bylaws of Le@P Technology, Inc. (2)

4.3       Investors'  Rights  Agreement  between  Healthology,   Inc.  and  Le@P
          Technology, Inc. dated March 1, 2000. (7)

4.4 Stockholders' Agreement between Healthology, Inc., Le@P Technology, Inc. and certain existing stockholders of Healthology, Inc. dated March 1, 2000. (7)

4.5       First  Amended  and  Restated   Investors  Rights  Agreement   between
          Healthology, Inc. Le@P Technology, Inc., and Communicade, Inc. dated August 1, 2000. (6)

4.6 First Amended and Restated Stockholders' Agreement between Healthology, Inc., Le@P Technology, Inc., and Communicade, Inc. and certain other existing stockholders of Healthology, Inc. dated August 1, 2000. (6)

4.7 Amended and Restated Certificate of Incorporation of Healthology, Inc. filed August 1, 2000. (6)

10.1      Funding Commitment by M. Lee Pearce, M.D. (1)

10.2      Subscription  Agreement dated March 30, 2000, with M. Lee Pearce, M.D.
          (11)

10.3      Employment  Agreement  dated April 1, 1999,  with Robert G.  Tancredi,
          M.D. (11)

10.4.1    1999 Long Term Incentive Plan. (8)

10.4.2    1998 Incentive Option Plan. (9)

10.4.3    1997 Incentive Option Plan. (2)

10.4.4    Seal Fleet, Inc. Amended 1996 Long-Term Incentive Plan. (10)

10.11 Purchase Agreement between Healthology, Inc. and Le@P Technology, Inc., dated as of February 2, 2001 (4)

10.12 Commercial Contract and Addendum relating to the purchase and sale of real property between Bay Colony Associates Limited and Le@P Technology, Inc., as agent for Parkson Property LLC, dated as of September 28, 2001 (12)

10.13 Promissory Note dated September 28, 2001, in the principal amount of $37,500, executed by Parkson Property LLC. (12)

10.14 Promissory Note dated September 28, 2001, in the principal amount of $712,500, executed by Parkson Property LLC. (12)

10.15 Mortgage Deed dated September 28, 2001, by Parkson Property LLC in favor of Bay Colony Associates, Ltd. (12)

10.16 Promissory Note dated March 27,2002in the principal amount of $766,183.04, issued to the M. Lee Pearce Irrevocable Trust, replacing certain promissory notes issued in October, 2001 and January and February 2002.

21        Subsidiaries of the Registrant.

-------------------
(1) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 000-05667), as filed October 15, 1999.

(7) Incorporated by reference from an exhibit to the Company's Proxy Statement for the Annual Meeting of Shareholders of Le@P Fleet, Inc. held May 14, 1997, as filed April 11, 1997.

(8) Incorporated by reference from an exhibit to the Company's Annual Report on Form 10-KSB (File No. 000-05667) for the fiscal year ended December 31, 1999, as filed March 30, 2000.

(9) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 000-05667), as filed February 20, 2002.

(10) Incorporated by reference from an exhibit to the Company's Quarterly Report on Form 10-QSB (File No. 000-05667) for the quarter ended September 30, 1999, as filed November 15, 1999.

(11) Incorporated by reference from an exhibit to the Company's Quarterly Report on Form 10-QSB (File No. 000-05667) for the quarter ended June 30, 2000, as filed August 14, 2000.

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

(13) Incorporated by reference from an exhibit to the Company's Annual Report on Form 10-KSB (File No. 000-05699) for the fiscal year ended December 31, 2000, as filed April 1, 1999, as amended April 30, 2000.

(14) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 000-05667), as filed October 18, 2001.