Form 10KSB/A
period 2001-12-31
LEAP TECHNOLOGY INC / DE
filed 2002-04-30
CIK 110027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-KSB/A - 1

                                   (Mark One)

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                1934 for the fiscal year ended December 31, 2001

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934 For the transition period from _______________ to ________________

                         Commission file number: 0-5667
                              LEAP TECHNOLOGY, INC.
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

The aggregate market value of the common equity held by non-affiliates as of April 19, 2002 was approximately $337 thousand based on the $0.18 closing bid price for the common stock quoted on the OTC Bulletin Board on such date. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

The number of shares of Class A Common Stock of the issuer outstanding as of April 19, 2002 was 33,681,203. The number of shares of Class B Common Stock of the issuer outstanding as of April 19, 2002 was 25,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format: Yes __  No X

                                        8
                                EXPLANATORY NOTE

This  amendment is being filed in order to provide the  information  required in
Part III of the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2002.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


The following table sets forth the names and ages of all directors and executive officers and all persons nominated or chosen to become such and positions held with respect to each executive officer of the Company as of April 20, 2002.

Name                                   Age         Position                            Since
----                                   ---         --------                            -----
M. Lee Pearce, MD                      71          Chairman of the Board               April 5, 1999
                                                   Class B Director                    April 5, 1999

Robert G. Tancredi, MD                 64          Chief Executive Officer             April 15, 1999
                                                   Class B Director                    April 2, 1999-July 13, 2001
                                                   Class A Director                    July 13, 2001

Timothy C. Lincoln                     42          Class B Director                    July 5, 2000

Jose B. Valle                          54          Class A Director                    July 5, 2000

Laurence B. Brody, DDS                 70          Class A Director                    July 5, 2000

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

Robert G. Tancredi, M.D. has served as a Class A and B Director and Chief Executive Officer of the Company since April 1999. Dr. Tancredi has also served as the Chief Executive Officer and as a Manager of OH, Inc., a wholly owned subsidiary of the Company since April 1999. From 1985 to 1992, Dr. Tancredi was a member of the Board of Governors of the Mayo Clinic, Rochester, Minnesota. From 1985 to 1996, Dr. Tancredi was a member of the Board of Trustees of the Mayo Foundation. From 1987 to 1992, Dr. Tancredi was a member of the Board of Trustees of the American College of Cardiology. From December 1991 until his retirement as of December 31, 1996, Dr. Tancredi was Chairman of the Board of Governors of the Mayo Clinic, Scottsdale, Arizona. From October 1997 until April 2, 1999, Dr. Tancredi provided consulting services to certain affiliates of the Company and of Dr. Pearce. Dr. Tancredi has also been a Director of Healthology, Inc. since March 2000.

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

Timothy C. Lincoln is currently legal counsel for Marquette Realty, Inc., a position he has held since September 2000. He has also maintained a private legal practice since October 1998. From August 1995 to May 1998 he served in various legal and management roles for Marquette Realty, Inc. Marquette Realty, Inc. manages a number of entities that M. Lee Pearce, M.D., the Company's Chairman of the Board and its majority stockholder, is the beneficial owner. Mr. Lincoln also serves as a director for a number of entities which are directly or indirectly owned by Dr. Pearce. From 1993 to 1996, Mr. Lincoln served as a mortgage loan officer for the Bank of North America. Bank of North America was formerly controlled by Dr. Pearce. Mr. Lincoln received a Master of Business Administration Degree in Marketing from the University of New Mexico and received a J.D. degree from the University of Miami School of Law. Mr. Lincoln is a member of the Florida Bar.

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

Based solely on its review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the year ended December 31, 2000, except that Laurence Brody was late in filing one Form 4 with respect to an acquisition of shares of the Company's Common Stock in August, 2001.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain summary information for the years indicated concerning the compensation awarded to, earned by, or paid to (i) those persons serving as the Company's Chief Executive Officer during the 2001 fiscal year, (ii) the other four most highly compensated Executive Officers of the Company who were serving as such at December 31, 2001, and (iii) up to two additional individuals who had served as an Executive Officer of the Company during the 2001 fiscal year but who were not Executive Officers at December 31, 2001, except that persons referred to in clauses (ii) and (iii) above generally are not included in the table if they received total annual salary and bonus of $100,000 or less for 2001. The persons named in this table are collectively referred to as the "Named Executive Officers."

                           Summary Compensation Table

                                                                                          Long-Term
                                                     Annual Compensation                Compensation
                                                                            Other        Securities
                                                                            Annual       Underlying
                                                Salary        Bonus      Compensation     Options/
     Name and Principal Position        Year     ($)           ($)         ($) (2)        SARs (#)
--------------------------------------  -----  ---------  -----------  ---------------  ------------
Robert G. Tancredi, MD (1) (3)          2001   $300,000     $180,000        $12,000           -0-
                                        2000    300,000      270,000         12,000       450,000
President and Chief Executive Officer   1999    228,846          -0-         77,000           -0-

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

(3) Dr. Tancredi is a member of PearTan, LLC of which he and Dr. Pearce are the sole members. PearTan owns 2,000,000 shares of the Company's Class A Common Stock. Pursuant to the applicable governing documents of PearTan, upon any liquidation of PearTan (including the sale of the foregoing 2,000,000 shares) and after return of the members respective capital contributions, Dr. Tancredi is entitled to receive from the proceeds of liquidation an amount which effectively gives him certain economic rights to 300,000 shares plus up to an additional 800,000 shares, subject to vesting. Subject to the satisfaction of certain vesting criteria, Dr. Tancredi's rights in the foregoing 800,000 shares vest at the rate of 200,000 per year on each April. As of December 31, 2001, a total of 600,000 of such shares had vested. "Other Annual Compensation" paid in 2000 and 2001 consists of a $12,000 automobile allowance. "Other Annual Compensation" paid in 1999 consists of $2,000 automobile allowance and a $75,000 consulting fee paid for services rendered prior to his hiring as President and Chief Executive Officer.

The Company's Stock Option Plans

Currently, the Company has four stock options plans: (i) 1999 Seal Holdings Corporation Long Term Incentive Plan ("1999 Plan"), (ii) Seal Holdings Corporation 1998 Incentive Option Plan ("1998 Plan"), (iii) Seal Fleet, Inc. Incentive Option Plan ("1997 Plan"), and (iv) Seal Fleet, Inc. Long Term Incentive Plan ("1996 Plan"). All options under the 1998 Plan, the 1997 Plan and the 1996 Plan have been granted (Collectively, the "Plans"). All Plans were approved by the Company's stockholders.

The following table contains information about the options outstanding and available for issuance under the Plans.

Number of Securities Underlying                                    Number of Options Remaining
        Options Granted          Weighted Average Exercise Price  Available for Future Issuance
-------------------------------  -------------------------------  -----------------------------
           2,502,500                          $2.30                         2,197,500

There were no stock option exercises by the Named Executive Officers during 2001. The following table contains information about unexercised stock options held at the end of 2001 by Named Executive Officers.

The Company did not grant any options during the year ended 2001.

                           Year-End 2000 Option Values

                                                         Value of Unexercised
                             Number of Securities        In-the-Money Options
                               Underlying Options          at At FY-End ($)
         Name                      FY End(#)                (Exercisable)
         ----                --------------------        --------------------
Robert G. Tancredi, M.D.         450,000 (1)                     -0-

----------
(1)  300,000 of these options were exercisable at year end.

Employment Contracts

The Company has an employment agreement with Robert G. Tancredi, MD, the Company's Chief Executive Officer and President. Pursuant to the agreement, Dr. Tancredi is paid at a rate of $300,000 per year. Dr. Tancredi is also entitled to guaranteed minimum bonuses as follows: (i) $270,000 on April 15, 2000, (ii) $180,000 on April 15, 2001 and (iii) $90,000 on April 15, 2002. With respect to each calendar year from and after January 1, 2001, the Board may award Dr. Tancredi an additional bonus, as determined in the discretion of the Board, based upon the Company achieving certain operational and financial requirements. Dr. Tancredi is also eligible to receive stock option awards as part of the Company's annual review of executive salaries and performance and to participate in any other stock option plan instituted by the Company. Dr. Tancredi is subject to certain restrictive covenants during the term of his employment with the Company and for a period of one year thereafter unless Dr. Tancredi's employment terminates for certain specified reasons, including following a Change of Control (as defined in Dr. Tancredi's Employment Agreement).

Meetings and Committees of the Board of Directors

The Company's Board of Directors held five meetings during the year ended December 31, 2001. Board members are paid $500 for each meeting attended and reimbursed for associated expenses of attendance at such meetings. The Company's Audit Committee consists of Laurence B. Brody and Jose B. Valle. The Audit Committee will review the scope of the accountants' engagement, including the remuneration to be paid, and will review the independence of the accountants. The Audit Committee, with other appropriate personnel, will review the Company's annual financial statements and the independent auditor's report, including significant reporting and operational issues; corporate policies and procedures as they relate to accounting and financial reporting and financial controls; litigation in which the Company is a party; and use by the Company's Executive Officers of expense accounts and other non-monetary perquisites, if any. The Audit Committee may direct the Company's legal counsel, independent auditors and internal audit staff to inquire into and report to it on any matter having to do with the Company's accounting or financial procedures or reporting.

No Director attended fewer than 75% of the meetings of the Board of Directors or of any committee on which such Director served during the year ended December 31, 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows, as of April 19, 2002, the Common Stock owned beneficially by (i) each Director of the Company, (ii) each Executive Officer,
(iii) all Directors and Executive Officers as a group, and (iv) each person known by the Company to be the "beneficial owner" of more than five percent (5%) of such Common Stock. "Beneficial ownership" is a technical term broadly defined by the Securities and Exchange Commission to mean more than ownership in the usual sense. For example, you "beneficially" own Common Stock not only if you hold it directly, but also if you indirectly (through a relationship, a position as a Director or trustee, or a contract or understanding), have (or share the power to vote the stock, or sell it) the right to acquire it within 60 days. Except as disclosed in the footnotes below, each person has sole voting and investment power over his or her shares. As of April 19, 2002, there were 33,681,203 shares of Class A Common Stock issued and outstanding and 1,487 holders of record, and 25,000 shares of Class B Common Stock issued and outstanding and one holder of record. In addition, there are 2,170 shares of Series B Preferred Stock issued and outstanding and one holder of record.

                                                            Shares          Percentage            Title
                                       Current           Beneficially      Beneficially            Of
           Name (1)                     Title               Owned             Owned               Class
           --------                    -------           ------------      ------------           -----
                                                          32,098,179 (2)       94.5%           Class A Common

M. Lee Pearce, M.D.              Class B Director,            25,000 (3)        100%           Class B Common
                                 Chairman of the
                                 Board of Directors            2,170 (7)        100%       Series B Preferred

Robert G. Tancredi, M.D. (4)     Class A Director,         2,450,000           7.18%           Class A Common
                                 Chief Executive
                                 Officer

Timothy C. Lincoln               Class B Director              1,053             *             Class A Common

Laurence B. Brody                Class A Director              2,500             *             Class A Common

Jose B. Valle                    Class A Director              1,200             *             Class A Common

All Directors and Executive                               32,552,932          94.85%           Class A Common

                                                              25,000            100%           Class B Common
Officers as a Group (5 Persons)                                2,170            100%       Series B Preferred

----------
*Less than 1%.

(1) The address for each of the persons and entities listed above is 5601 N. Dixie Highway, Suite 411, Fort Lauderdale, Florida 33334.

(2) The shares beneficially owned by Dr. Pearce (i) include 29,107,703 shares of Class A Common Stock, which are owned by the M. Lee Pearce 1998
     Irrevocable Trust of which Dr. Pearce is the 100% beneficial owner, (ii) include 2,000,000 shares of Class A Common Stock which are owned by PearTan, LLC of which Dr. Pearce is a member. (Dr. Pearce and Dr. Tancredi share voting power on all of the shares owned by PearTan; provided, however, that if they are unable to agree on any such vote, then Dr. Tancredi has the right to direct the vote of 700,000 of such shares and Dr. Pearce has the right to direct the vote of the balance of 1,300,000 of such shares), (iii) include 700,000 shares of Class A Common Stock which are owned by Broward Trading Corporation of which Dr. Pearce is the sole shareholder, and (iv) include subscription rights to purchase 290,476 shares of Class A Common Stock. The calculation of Dr. Pearce's beneficial ownership percentage does not take into account the exercise of options held by third parties, including options held by other officers and directors.

(3) The shares are owned by Lauderdale Holdings, Inc., a Florida corporation of which Dr. Pearce is the sole shareholder.

(4) Includes (i) vested options to purchase up to 450,000 shares of Class A Common Stock, out of a total option grant of 450,000 shares, and (ii) 2,000,000 shares held by PearTan, LLC, of which Dr. Tancredi is a member. Dr. Pearce and Dr. Tancredi share voting power on all of the shares owned by PearTan; provided, however that, if they are unable to agree on any such vote, then Dr. Tancredi has the right to direct the vote of 700,000 of such shares and Dr. Pearce has the right to direct the vote of the balance of 1,300,000 of such shares. The calculation of Dr. Tancredi's beneficial ownership percentage does not take into account the exercise of options and warrants held by third parties, including options and warrants held by other officers and directors.

(5) These shares are held by the M. Lee Pearce 1998 Irrevocable Trust of which Dr. Pearce is the 100% beneficial owner.

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

M. Lee Pearce, M.D.

Generally

M. Lee Pearce M.D., the Company's Chairman of the Board and its majority stockholder, directly or indirectly, owns a number of entities (collectively, the "Majority Shareholder") with which the Company, and its wholly-owned subsidiaries, does or has done business. In particular, Dr. Pearce is the beneficial owner of a substantial majority of North Ridge Medical Plaza, Ltd. ("NRMP"), which owns the building where the Company leases a suite for its corporate office. The Company now leases 2,060 square feet of office space in the NRMP pursuant to a lease expiring in 2004. The lease has a current annual rental rate of approximately $ 43,000, adjusted annually for inflation.

Real Estate Acquisition

Effective September 28, 2001, the Majority Stockholder sold land and buildings (the "Real Property") in Broward County, Florida to the Company in exchange for notes payable. The Real Property has been recorded at fair value as determined by an independent third-party appraisal. The notes payable consist of a short-term promissory note in the amount of $37,500 which was due and paid on November 28, 2001 and a longer-term note and mortgage in the amount of $562,500 due in one lump sum on September 28, 2006, and bearing interest at the rate of 7% per annum. All accrued but unpaid interest on the long-term note is due September 28, 2004 with regular monthly interest payments to be made thereafter.

The Real Property is zoned light industrial and consists of approximately one and one-third acres and four structures that collectively consist of approximately 9,000 square feet. The structures are presently unoccupied and in need of repair.

The primary motivation for the Company's acquisition of the Real Property was to increase the amount of its assets that do not constitute investments in securities and thereby enable the Company to continue to qualify for an exclusion from investment company status under Investment Company Act of 1940 (the "'40 Act").

Funding Arrangement and Operating Loans

Since the fourth quarter of 1999, the Company has funded its operations and its investments through proceeds from affiliates of Dr. Pearce pursuant to a commitment dated September 30, 1999 to provide or arrange for funding of up to ten million dollars (the "Funding Commitment"). Through April 19, 2001, the
Company had received an aggregate of $8.475 million pursuant to this Funding Commitment. On March 31, 2000, the Company and Dr. Pearce agreed that all funds contributed pursuant to the Funding Commitment would be treated as a subscription for additional shares of the Company's Class A Common Stock at the purchase price of $5.25 per share. Accordingly, through April 19, 2001, an aggregate of 1,614,285 shares of Class A Common Stock had been issued to Dr. Pearce or his affiliates pursuant to such agreement.

During the fourth quarter of 2001, the Company received a loan in the amount of $375,000 from the Majority Stockholder. The loan was initially evidenced by a short-term promissory note due April 2, 2002 and bearing interest at the rate of 7% per annum. The maturity date on the note was subsequently extended to January 15, 2003, and the interest rate was changed to the prime rate. The proceeds of the loan were used for working capital purposes. Subsequent to December 31, 2001, the Company received loans of $380,000 from the Majority Stockholder. The proceeds of the loans are being sued for working capital purposes. These loans were consolidated on March 27, 2002, and a promissory note in the amount of $766,183.04 issued, representing the then aggregate amount of principal and accrued interest on the loans. Such promissory note continues to bear interest at the prime rate and provide for a maturity date of January 15, 2003. Principal and interest on the loans are due and payable in one lump sum on January 15, 2003. On April 8, 2002, the Company received an additional loan of $300,000 from the Majority Stockholder for working capital purposes. The loan is payable on the same terms as the foregoing loans. None of these notes were part of the $10 million Funding Commitment.

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


                                        LEAP TECHNOLOGY, INC.

                                        By: /s/ Robert G. Tancredi, M.D.
                                            ----------------------------
                                        Chief Executive Officer
Dated: April 30, 2002