Form 10QSB
period 2002-03-31
LEAP TECHNOLOGY INC / DE
filed 2002-05-15
CIK 110027

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   -----------

                                   FORM 10-QSB

|X| Quarterly Report Under to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2002

|_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                                   -----------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

 Class A Common Stock, par value $0.20 per share, 33,681,203 outstanding as of
                                 April 30, 2002

Class B Common Stock, par value $0.20 per share, 25,000 shares outstanding as of
                                 April 30, 2002

   Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                     LE@P TECHNOLOGY, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                                      INDEX

                                                                     Page Number
                                                                     -----------

PART I.FINANCIAL INFORMATION                                              3

Item 1. Financial Statements............................................  3

        Condensed Consolidated Balance Sheets - March 31, 2002
            (unaudited) and December 31, 2001...........................  3

        Condensed  Consolidated  Statements  of  Operations
            (unaudited) - Three months Ended March 31, 2002 and 2001....  5

        Condensed Consolidated  Statements of Cash Flows (unaudited) -
            Three Months Ended March 31, 2002 and 2001..................  6

        Notes to Condensed Consolidated Financial Statements............  7

Item 2. Management's Discussion and Analysis or Plan of Operation....... 16

PART II. OTHER INFORMATION                                               21

Item 1. Legal Proceedings............................................... 21

Item 6. Exhibits and Reports on Form 8-K................................ 22

SIGNATURE                                                                23

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

                     Le@P Technology, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets

                                                       March 31,    December 31,
                                                         2002           2001
                                                     ------------   ------------
ASSETS                                                (Unaudited)

Current assets
      Cash                                           $     32,729   $     26,509
      Due from related party                               84,563         74,563
      Prepaid expenses and other current assets           149,285         37,297
                                                     ------------   ------------
Total current assets                                      266,577        138,369

Property and equipment, net                               689,475        698,802
Investment in Camber Companies, LLC                            --         30,000
Investment in Healthology, Inc.                           115,625        115,625
Acquisition costs                                              --         98,299
Other assets                                                4,503          4,503
                                                     ------------   ------------

Total assets                                         $  1,076,180   $  1,085,598
                                                     ============   ============

See notes to condensed consolidated financial statements

                     Le@P Technology, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                                   (continued)

                                                               March 31,      December 31,
                                                                  2002            2001
                                                              ------------    ------------
                                                              (Unaudited)
Liabilities and stockholders' deficit:
Current liabilities:
  Accounts payable and accrued expenses                       $    117,768    $     96,037
  Accrued professional fees                                        155,282         143,315
  Accrued compensation and related liabilities                     137,431         120,383
  Financed insurance premium                                        91,599              --
  Short-term note payable to related party                         766,183              --
                                                              ------------    ------------
Total current liabilities                                        1,268,263         359,735

Long-term note payable to related party                            562,500         937,500

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $0.001 par value per share. Authorized
    25,000,000 shares.  Issued and outstanding 2,170
    shares at March 31, 2002 and December 31, 2001,              2,170,000       2,170,000
    respectively.
  Class A common stock, $0.20 par value per share
    Authorized 99,975,000 shares. 33,766,053 shares issued,
    and 33,681,203 shares outstanding at March 31, 2002 and
    December 31, 2001, respectively.                             6,753,211       6,753,211
  Class B common stock, $0.20 par value per share;
    Authorized, issued and outstanding 25,000 shares at
    March 31, 2002 and December 31, 2001.                            5,000           5,000
  Additional paid-in capital                                    26,401,913      26,401,913
  Accumulated deficit                                          (36,035,247)    (35,492,301)
  Treasury stock, at cost, 84,850 shares at March 31, 2002
    and December 31, 2001.                                         (49,460)        (49,460)
                                                              ----------------------------
Total stockholders' deficit                                       (754,583)       (211,637)
                                                              ----------------------------
Total liabilities and stockholders' deficit                   $  1,076,180    $  1,085,598
                                                              ============================

See notes to condensed consolidated financial statements

                     Le@P Technology, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                 ------------------------------
                                                     2002              2001
                                                     ----              ----

Revenue                                          $         --      $         --
                                                 ------------------------------

Expenses:
   Salaries and benefits                              177,906           210,666
   Professional fees                                  129,481           193,738
   General and administrative                          90,099           105,813
   Write-off of acquisition costs                      98,299                --
   Write-off of investment                             30,000                --
                                                 ------------------------------
Total expenses and operating loss                     525,785           510,217
                                                 ------------------------------

   Interest expense                                   (17,225)           (1,349)
   Interest income                                         64             5,325
   Equity in loss of Healthology, Inc.                     --          (712,563)
                                                 ------------------------------

Net loss                                         $   (542,946)     $ (1,218,804)
                                                 ==============================

Net loss attributable to common
  stockholders                                  $    (597,196)     $ (1,273,054)
                                                 ==============================

Basic and diluted loss per share:
  Net loss                                       $      (0.02)     $      (0.04)
                                                 ==============================

  Net loss attributable to common
  Stockholders                                   $      (0.02)     $      (0.04)
                                                 ==============================

Weighted average shares outstanding                33,706,203        33,495,489
                                                 ==============================

See notes to condensed consolidated financial statements

                     Le@P Technology, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                     Three Months
                                                                                    Ended March 31,
                                                                              --------------------------
                                                                                  2002           2001
                                                                                  ----           ----
Cash flows from operating activities
Net loss                                                                      $  (542,946)   $(1,218,804)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                     9,327          6,827
   Equity in loss of Healthology, Inc.                                                 --        712,563
   Write-off of investment                                                         30,000             --
   Changes in operating assets and liabilities:
     Due from related party                                                       (10,000)       (15,000)
     Prepaid expenses and other current assets                                     (7,971)       (68,639)
     Other assets                                                                      --          4,653
     Accounts payable and other accrued expenses                                   21,731        103,592
     Accrued compensation and related liabilities                                  17,048         45,427
     Accrued professional fees                                                     11,967         73,437
                                                                              --------------------------
Net cash used in operating activities                                            (470,844)      (355,944)
                                                                              --------------------------
Cash flows from investing activities
Write-off of capitalized acquisition costs                                         98,299             --
Investment in VisualPlex Corp.                                                         --       (253,367)
Investment in Healthology, Inc.                                                        --     (1,000,000)
                                                                              --------------------------
Net cash used in investing activities                                              98,299     (1,253,367)
                                                                              --------------------------
Cash flows from financing activities
Proceeds from notes payable to related party                                      391,183             --
Principal payments on financed insurance premium                                  (12,418)            --
Issuance of Class A common stock                                                       --      1,000,000
                                                                              --------------------------
Net cash provided by financing activities                                         378,765      1,000,000

Net change in cash                                                                  6,220       (609,311)
Cash at beginning of period                                                        26,509        688,702
                                                                              --------------------------
Cash at end of period                                                         $    32,729    $    79,391
                                                                              ==========================
Supplemental schedule of non-cash investing and
financial activities:

Financed insurance premium (Net of down payment amounting to $44,579)         $   104,017            --
                                                                              ==========================

See notes to condensed consolidated financial statements

                     Le@P Technology, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

                                 March 31, 2002
                                   (Unaudited)

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

Operating Losses and Cash Flow Deficiencies

The Company has experienced operating losses and deficiencies in cash flows. Until the Company has enough operations or other revenue generating activities to be self sufficient, the Company will remain dependent upon other sources of capital. In the past, such capital has come from the Company's majority shareholder.

On September 30, 1999, the Company's Chairman and majority stockholder agreed to provide Le@P, directly or through his affiliates (collectively, the "Majority Stockholder"), funding of up to $10,000,000 to be used to fund working capital requirements and future acquisitions, as approved by the Company's Board of Directors (the "Funding Commitment") and as further discussed in Note 4 herein. Through March 31, 2002, the Company had received $8,475,000 of the Funding Commitment and working capital loans aggregating $766,183 from the Majority Stockholder. Management is considering alternatives to enable the Company to continue meeting its current and projected cash requirements, or will attempt to further reduce those requirements to a manageable level. In addition, the Company received an additional $300,000 working capital loan from the Majority Shareholder subsequent to March 31, 2002, which is not part of the Funding Commitment.

                     Le@P Technology, Inc. and Subsidiaries

                                 March 31, 2002
                                   (Unaudited)

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Le@P Technology, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2001.

Consolidation

The accompanying financial statements include the accounts of Le@P Technology, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Investments in investment or acquisition candidates ("Partner Companies") in which Le@P owns 50% or less of the outstanding voting securities, and in which significant influence is exercised, are accounted for under the equity method. Significant influence is presumed at a 20% ownership level; however, Le@P applies the equity method for investments in which it acquires less than 20% of the voting interest if it exerts significant influence through representation on the investee's Board of Directors or through other means. All other investments for which the Company does not have the ability to exercise significant influence are accounted for on the cost method. Such investments are stated at the lower of cost or net realizable value. During the three month period ended March 31, 2002, the Company accounted for its investments under the cost method. Prior to January 1, 2002, the Company had accounted for its investment in Healthology under the equity method.

                     Le@P Technology, Inc. and Subsidiaries

                                 March 31, 2002
                                   (Unaudited)

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

Change in Accounting Estimate

Effective January 1, 2001, the Company changed the original number of periods to amortize the excess of its investment in Healthology over the Company's share of the underlying net assets of Healthology from 5 years to 2.5 years as a result of the significant operating losses and cash flow deficiencies incurred by Healthology. The effect of this change in accounting estimate has no effect on the Company's current period net loss because the Healthology investment is now accounted for under the cost method. The effect of this change in accounting estimate was to increase the Company's net loss by approximately $194,000 or $(.006) per share, for the three-month period ended March 31, 2001.

Income Taxes

No provision for income taxes has been recorded due to losses to date. The Company has recorded a valuation allowance for any deferred tax assets that have resulted from its operating losses.

                     Le@P Technology, Inc. and Subsidiaries

                                 March 31, 2002
                                   (Unaudited)

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations and Statement No. 142, Intangible Assets. FASB Statement No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated before July 1, 2001. FASB Statement No. 142 further clarifies the criteria to recognize intangible assets separately from goodwill and promulgates that goodwill and certain intangible assets not be amortized including goodwill related to investments accounted for under the equity method. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. These standards will apply to the Company beginning January 1, 2002 for existing intangible assets and July 1, 2001 for business combinations completed after June 30, 2001. In October 2001, FASB issued FASB Statement No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets". FASB Statement No. 144 supercedes FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". FASB Statement No. 144 primarily addresses significant issues relating to the implementation of FASB Statement No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether previously held and used or newly acquired. The provisions of FASB Statement No. 144 will be effective for fiscal years beginning after December 15, 2001. The Company does not expect these statements to have a significant impact on its financial condition or results of operations.

                     Le@P Technology, Inc. and Subsidiaries

                                 March 31, 2002
                                   (Unaudited)

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

Subsequent to December 31, 2000, Healthology exercised a put option and, on February 5, 2001, Le@P purchased 800,000 shares of Healthology common stock for $1,000,000.

The Company's shares of Healthology Preferred Stock had certain super-majority voting rights for the election of directors. In general, until December 31, 2001, the Company was entitled to voting rights equal to the number of shares of Healthology common stock as will guarantee that the Company, solely for the purposes of electing directors, has no less than 26% of the voting power of the outstanding capital stock of Healthology and will be the single largest such voting stockholder (the "Super-Voting Right"). This Super-Voting Right expired in accordance with its terms on December 31, 2001. The Company now accounts for its interest in Healthology under the cost method of accounting.

Under the cost method, investments are stated at the lower of cost or net realizable value and no charge is recorded for the Company's equity in the income or loss of the investee.

                     Le@P Technology, Inc. and Subsidiaries

                                 March 31, 2002
                                   (Unaudited)

Camber

The Company has a 6% interest in Camber Companies, LLC ("Camber"). Camber operates clinics specializing in multidisciplinary, musculoskeletal care in Florida and California. The Company accounts for its investment in Camber under the cost method.

Camber has been unable to successfully execute its business plans and will potentially be required to obtain significant additional funding in the near future to continue its operations. In addition, recent attempts by the Company to sell its investment in Camber have been unsuccessful and have caused the Company to assess the recoverability of this investment. During 2001, the Company concluded that the carrying value of its investment in Camber was impaired and wrote-off $1,815,245 of this investment. The amount of the impairment was determined by taking the difference between the fair value of the Company's interest in Camber and the carrying value of the investment as recorded by the Company. In determining fair value, the Company considered the results of a valuation of Camber by an independent third-party. Camber has been unsuccessful in raising additional capital, and the Company concluded that the carrying value of its investment in Camber was impaired and wrote-off the remaining investment carrying value of $30,000 in the quarter ended March 31, 2002. The write-off is included in the accompanying consolidated statement of operations for March 31, 2002.

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

                     Le@P Technology, Inc. and Subsidiaries

                                 March 31, 2002
                                   (Unaudited)

4. Funding Commitment

In connection with the Funding Commitment, through March 31, 2002, the Majority Stockholder had contributed $8,475,000 to the Company. Of the $8,475,000, approximately $4,544,000 was to fund the investment in Healthology and related transaction expenses, approximately $250,000 was to fund the VisualPlex transaction, and $3,681,000 was to fund operating expenses of the Company. In exchange for these contributions, the Company issued 1,614,284 shares of the Company's Class A Common Stock at a purchase price of $5.25 per share.As of March 31, 2002, an additional $1,525,000 (the "Additional Funds") was available to the Company pursuant to the Funding Commitment. On March 30, 2000, the Board of Directors of the Company and the Majority Stockholder agreed that all funds contributed pursuant to the Funding Commitment including such Additional Funds, represent a subscription for additional shares of the Company's Class A Common Stock at $5.25 per share (an aggregate of 290,476 shares when the remaining $1,525,000 is contributed).

5. Stockholder Loans

The Company has received a loan in the amount of $766,183 from the Majority Stockholder. The proceeds of the loan are being used for working capital purposes. The loan is evidenced by a promissory note, which pays interest at the prime rate. Principal and interest on the loan are due and payable in one lump sum on the maturity date of January 15, 2003. In addition, the Company received an additional $300,000 working capital loan from the Majority Stockholder subsequent to March 31, 2002.

6. Contingencies

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

                     Le@P Technology, Inc. and Subsidiaries

                                 March 31, 2002
                                   (Unaudited)

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

7. Loss Per Share

Options were not included in the computation of loss per share for the three-month periods ended March 31, 2002 and 2001 because their effect would have been anti-dilutive. The net loss attributable to common stockholders for the three-month periods ended March 31, 2002 and 2001 includes undeclared dividends on cumulative preferred stock of $54,250.

8. Related Party Transactions

The Company's majority stockholder, directly or indirectly, owns a number of real estate entities with which the Company has done or currently does business. At March 31, 2002, the Company was leasing administrative office space from one such real estate entity.

Due from related party is an amount due from the Majority Stockholder in exchange for services performed on behalf of the Majority Stockholder by an employee of the Company.

During the fourth quarter of 2001, the Company received a loan in the amount of $375,000 from the majority stockholder. Subsequent to December 31, 2001, the Company received two additional working capital loans totaling $380,000 from the majority stockholder. These loans were consolidated on March 27, 2002 and a promissory note in the amount of $766,183 was issued, representing the then aggregate amount of principal and accrued interest on the loans. The promissory note is unsecured, bears interest at the prime rate, and interest and principal are due on January 15, 2003. In addition, the Company received an additional $300,000 working capital loan from the Majority Stockholder subsequent to March 31, 2002.

                     Le@P Technology, Inc. and Subsidiaries

                                 March 31, 2002
                                   (Unaudited)

Effective September 28, 2001, the Majority Stockholder sold land and buildings in Broward County, Florida to the Company in exchange for a note payable. The land and buildings have been recorded at fair value as determined by an independent third-party appraisal. The note payable consists of a short-term promissory note in the amount of $37,500 due and paid on November 28, 2001 and a long-term note and mortgage in the amount of $562,500 due in one lump sum on September 28, 2006. Both notes bear interest at the rate of 7% per annum. All accrued but unpaid interest on the long-term note is due September 28, 2004 with regular monthly interest payments to be made thereafter.

The land and buildings are zoned light industrial and consist of approximately one and one-third acres and four structures that collectively consist of approximately 9,000 square feet. The structures are presently unoccupied and in need of repair. The Company intends to repair and offer for lease one or more of the structures.

9. Subsequent Event

Subsequent to March 31, 2002, the Company received a working capital loan of $300,000 from the Majority Stockholder. This loan is evidenced by a unsecured promissory note bearing interest at the prime rate, and interest and principal are due on January 15, 2003.

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

At the present time the only material asset of the Company is through its ownership of certain land and buildings in Broward County, Florida. The land and buildings are zoned light industrial and consist of approximately one and one-third acres and four structures that collectively consist of approximately 9,000 square feet. The structures are presently unoccupied and in need of repair. The Company intends to repair and offer for lease one or more of the structures.

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

Company Liquidity and Cash Requirements

The Company will need to raise significant capital in order to pursue any acquisition and in order to make further investments in Partner Companies. The Company will also need to obtain additional financing in order to fund its normal operating expenses. Since the fourth quarter of 1999, the Company has funded its operations and its investments in its Partner Companies through proceeds from M. Lee Pearce, M.D., the Company's Chairman and Majority Stockholder, directly or through his affiliates (collectively, the "Majority Stockholder"), pursuant to the Funding Commitment and working capital loans described in Notes 1, 4 and 5 of the consolidated financial statements included in Part I, Item 1 of this Form 10-QSB. Through March 31, 2002, the Company had received approximately $8.5 million of the Funding Commitment. Although the Company anticipates that the Funding Commitment of its Majority Stockholder will be sufficient to cover operating expenses through 2002, the Company will be required to raise additional capital in order to make any investments or acquisitions.

During the fourth quarter of 2001, the Company received a loan in the amount of $375,000 from the Majority Stockholder. The loan was initially evidenced by a short-term promissory note due April 2, 2002 and bearing interest at the rate of 7% per annum. The maturity date on the note was subsequently extended to January 15, 2003, and the interest rate was changed to the prime rate. The proceeds of the loan were used for working capital purposes. Through March 31, 2002 the Company received additional loans of $380,000 from the Majority Stockholder. The proceeds of the loans were used for working capital purposes. These loans were consolidated on March 27, 2002, and a promissory note in the amount of $766,183 was issued, representing the then aggregate amount of principal and accrued interest on the loans. Such promissory note continues to bear interest at the prime rate and provides for a maturity date of January 15, 2003. Principal and interest on the loans are due and payable in one lump sum on January 15, 2003. Subsequent to March 31, 2002, the Company received an additional working capital loan in the amount of $300,000 from the Majority Stockholder. The loan is evidenced by a promissory note that bears interest at the prime rate and also has a maturity of January 15, 2003. These notes are separate from the $10 million Funding Commitment. In addition, management of the Company is pursuing various business alternatives to enable the Company to continue meeting its current and projected commitments and obligations, or will attempt to further reduce the amount of such liabilities to a manageable level.

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

Changes in Financial Condition and Results of Operations

The discussion below relates to material changes in financial condition during the three-month period ended March 31, 2002 compared with December 31, 2001 and to material changes in results of operations when comparing the three-month period ended March 31, 2002 to the same periods of the previous year. All amounts in the discussion below are approximate.

Total assets during the three-month period ended March 31, 2002 reflected a modest decrease of $9 thousand to $1.076 million, while current assets increased by approximately $128,000. This latter increase was primarily due to the prepayment of the Company's insurance. Other assets decreased due to the write-off of capitalized acquisition costs of an abandoned acquisition of approximately $98,000 and a $30,000 write-off of the Company's investment in Camber Companies, LLC.

Total liabilities for the three-month period ended March 31, 2002 increased by approximately $534,000 to $1.8 million. The increase was due to two additional working capital loans totaling $380,000, the financing of accrued interest of $11,000, an increase of accrued professional fees of approximately $12,000, an increase in other accrued expenses of approximately $39,000 and due to the financing of an insurance premium amounting to approximately $92,000.

Operating expenses for the three month period ended March 31, 2002 were modestly higher than the same period of 2001 due to the write-off of capitalized acquisition costs of an abandoned acquisition of approximately $98,000 and the write-off of the Camber investment of $30,000. Salaries and benefits decreased for the period ended March 31, 2002 primarily due to a reduction in employees. Professional fees were approximately $64,000 lower in 2002, primarily due to the professional fees associated with the investments in Healthology and Visualflex for the period ended March 31, 2001. General and administrative expenses decreased in 2002 by approximately $16,000 as a result of reduction in travel and office expenses.

The decreases in the Company's net loss and net loss per share are attributable almost exclusively to a change in accounting methodology involving the Company's investment in Healthology, Inc.("Healthology") The net loss for the period ended March 31, 2002 decreased by over $675,000 from the same period of 2001 due to the Company's change from the equity method of accounting for its Healthology investment to the cost method of accounting. As discussed in Note 3 of the Company's March 31, 2002 condensed consolidated financial statements included in
Part I, Item 1 of this Form 10-QSB, during 2001 and 2000 Le@P had the ability to exert significant influence over the operations of Healthology through the Super-Voting Right. Consequently during 2001 and part of 2000, Le@P accounted for its investment in Healthology under the equity method. The Super-Voting Right expired on December 31, 2001, requiring Le@P to account for its investment in Healthology under the cost method commencing January 1, 2002. Under the cost method, investments are stated at the lower of cost or net realizable value and no charge is recorded for the Company's equity in the income or loss of the Partner Company.

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

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings

See Note 6 of the Company's March 31, 2002 condensed consolidated financial statements included in Part I, Item 1 of this Form 10-QSB.

      Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

            10.1 Promissory Note dated as of April 8, 2002, in the amount of $300,000.

(b)   Reports on Form 8-K

            Form 8-K filed May 3, 2002 relating to an event dated April 29,
            2002.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LE@P TECHNOLOGY, INC.


Dated: May 15, 2002                   By: /s/ Robert G. Tancredi, MD
                                          ------------------------------------
                                          Robert G. Tancredi, MD
                                          President and Chief Executive Officer


                                      By: /s/  Mary E. Thomas
                                          ------------------------------------
                                          Acting Principal Financial Officer

                                  Exhibit Index

Exhibit   Description

10.1      Promissory Note dated as of April 8, 2002, in the amount of $300,000.

                                  Exhibit 10.1

                                 PROMISSORY NOTE

$300,000.00                                       Executed at New York, New York
                                                                   April 8, 2002

      FOR VALUE RECEIVED, Le@p Technology, Inc., a Delaware corporation with a principal place of business at 5601 N. Dixie Highway, Suite 411, Fort Lauderdale, Florida 33334 ("Maker"), promises to pay to the order of the M. Lee Pearce 1998 Irrevocable Trust, or its registered assigns (the "Payee"), the principal sum of THREE HUNDRED THOUSAND DOLLARS AND NO CENTS ($300,000.00), together with interest at the "Prime Rate" (as hereinafter defined), as announced from time to time), due and payable in one lump sum of principal and interest on January 15, 2003. "Prime Rate" shall mean the prime commercial lending rate set forth in the "Money Rates" section of The Wall Street Journal, as announced from time to time. Principal and interest shall be payable to the Payee at the following address: 16 La Gorce Circle, Miami Beach, FL 33141, or such other place as the Payee may designate.

      This Promissory Note (this "Note") is issued subject to the following additional terms and conditions:
m
      1. Type of Payment. Payment of both principal and interest shall be made in currency of the United States of America which at the time of payment shall be legal tender for the payment of public and private debts.

      2. Manner of Payment. Payment shall be made to Payee at the Payee's address set forth above or such other place as Payee may designate in writing.

      3. Interest on Overdue Payments. From and after the date which is fifteen
(15) days after the date upon which any payment of principal hereunder becomes due and payable, if the same is not timely paid, interest shall be payable on all sums outstanding hereunder at fifteen percent (15%) per annum.

      4. Miscellaneous.

            (A) This Note shall be binding upon the Maker and its successors and assigns.

            (B) If any provision hereof shall be held invalid or unenforceable by any court of competent jurisdiction or as a result of future legislative action, such holding or action shall be strictly construed and shall not affect the validity or effect of any other provision hereof.

            (C) The validity, interpretation and effect of this Note shall be exclusively governed by, and construed in accordance with, the laws of the State of Florida, excluding the "conflict of laws" rules thereof.

            (D) This Note may not be amended or modified, nor shall any waiver of any provision hereof be effective, except by an instrument in writing executed by the Maker and Payee.

            (E) In case suit shall be brought for the collection hereof, or if it is necessary to place the same in the hands of an attorney for collection, the Maker agrees to pay reasonable attorneys' fees and costs for making such collections.

      IN WITNESS WHEREOF, the Maker has caused this Note to be executed as of the day and year first above written.

                                               LE@P TECHNOLOGY, INC.


                                               By: /s/ Robert G. Tancredi, M.D.
                                                   ----------------------------
                                               Name:  Robert Tancredi, M.D.
                                               Title: President