Form 10QSB
period 2002-06-30
LEAP TECHNOLOGY INC / DE
filed 2002-08-08
CIK 110027

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

                  For the Quarterly Period Ended June 30, 2002

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

                                 (954) 928-0978
                            (Registrant's fax number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

 Class A Common Stock, par value $0.20 per share, 33,681,203 outstanding as of
                                 July 15, 2002

Class B Common Stock, par value $0.20 per share, 25,000 shares outstanding as of
                                 July 15, 2002

   Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                     LE@P TECHNOLOGY, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                                      INDEX

                                                                     Page Number
                                                                     -----------
PART I. FINANCIAL INFORMATION                                                  3

Item 1.  Financial Statements..................................................3

         Condensed Consolidated Balance Sheets - June 30, 2002
            (unaudited) and December 31, 2001..................................3

         Condensed  Consolidated  Statements  of  Operations  (unaudited) -
            Three and Six Months Ended June 30, 2002 and 2001..................5

         Condensed Consolidated Statements of Cash Flows (unaudited) -
            Six Months Ended June 30, 2002 and 2001............................6

         Notes to Condensed Consolidated Financial Statements..................7

Item 2.  Management's Discussion and Analysis or Plan of Operations...........15

PART II. OTHER INFORMATION                                                    20

Item 1.  Legal Proceedings....................................................20

Item 6.  Exhibits and Reports on Form 8-K.....................................21

SIGNATURE                                                                     22

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

                     Le@P Technology, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets

                                                       June 30,    December 31,
                                                         2002           2001
                                                       --------    ------------
Assets                                               (Unaudited)
Current assets
      Cash                                             $ 20,704     $   26,509
      Due from related party                             24,563         74,563
      Prepaid expenses and other current assets         108,206         37,297
                                                       --------     ----------
Total current assets                                    153,473        138,369

Property and equipment, net                             680,148        698,802
Investment in Camber Companies, LLC                          --         30,000
Investment in Healthology, Inc.                         115,625        115,625
Acquisition costs                                            --         98,299
Other assets                                              3,700          4,503
                                                       --------     ----------

Total assets                                           $952,946     $1,085,598
                                                       ========     ==========

See notes to condensed consolidated financial statements

                     Le@P Technology, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                                   (continued)

                                                                                   June 30,        December 31,
                                                                                     2002              2001
                                                                                 ------------      ------------
                                                                                  (Unaudited)
Liabilities and Stockholders' Deficit:
Current liabilities:
   Accounts payable and accrued expenses                                         $     60,815      $     96,037
   Accrued professional fees                                                          215,186           143,315
   Accrued compensation and related liabilities                                        41,630           120,383
   Financed insurance premium                                                          52,876                --
   Short-term notes payable to related party                                        1,196,183                --
                                                                                 ------------      ------------
Total current liabilities                                                           1,566,690           359,735

Long-term note payable to related party                                               562,500           937,500
Long-term acrrued interest payable to related party                                    29,666                --

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $0.001 par value per share. Authorized 25,000,000 shares
     Issued and outstanding 2,170 shares at June 30, 2002 and
     December 31, 2001, respectively                                                2,170,000         2,170,000
  Class A common stock, $0.20 par value per share. Authorized
     99,975,000 shares. 33,766,053 shares issued, and 33,681,203
     shares outstanding at June 30, 2002 and December 31, 2001, respectively        6,753,211         6,753,211

  Class B common stock, $0.20 par value per share. Authorized, issued and outstanding 25,000 shares at June 30, 2002 and
     December 31, 2001                                                                  5,000             5,000
   Additional paid-in capital                                                      26,401,913        26,401,913
   Accumulated deficit                                                            (36,486,574)      (35,492,301)

   Treasury stock, at cost, 84,850 shares at June 30, 2002 and
     December 31, 2001                                                                (49,460)          (49,460)
                                                                                 ------------------------------
Total stockholders' deficit                                                        (1,205,910)         (211,637)
                                                                                 ------------------------------
Total liabilities and stockholders' deficit                                      $    952,946      $  1,085,598
                                                                                 ==============================

See notes to condensed consolidated financial statements

                     Le@P Technology, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)

================================================================================

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                 ------------------------------      ------------------------------
                                                      2002             2001              2002              2001
                                                      ----             ----              ----              ----
Revenue                                          $         --      $         --      $         --      $         --
                                                 ------------------------------      ------------------------------

Expenses:
   Salaries and benefits                              161,580           174,881           339,486           385,547
   Professional fees                                  150,020           174,637           279,501           368,375
   General and administrative                         115,705            95,485           205,804           201,298
   Write-off of acquisition costs                          --                --            98,299                --
   Write-off of investments                                --           253,367            30,000           253,367
                                                 ------------------------------      ------------------------------
Total expenses and operating loss                     427,305           698,370           953,090         1,208,587
                                                 ------------------------------      ------------------------------

   Interest expense                                   (24,123)               --           (41,348)           (1,349)
   Interest income                                        101               851               165             6,176
   Equity in loss of Healthology, Inc.                     --          (527,660)               --        (1,240,223)
                                                 ------------------------------      ------------------------------
Net loss                                         $   (451,327)     $ (1,225,179)     $   (994,273)     $ (2,443,983)
                                                 ==============================      ==============================

Net loss attributable to common stockholders     $   (505,577)     $ (1,279,429)     $ (1,102,773)     $ (2,552,483)
                                                 ==============================      ==============================

Basic and diluted loss per share:
Net loss                                         $      (0.01)     $      (0.04)     $      (0.03)     $      (0.07)
                                                 ==============================      ==============================

Net loss per share attributable to common
  stockholders                                   $      (0.01)     $      (0.04)     $      (0.03)     $      (0.08)
                                                 ==============================      ==============================

Weighted average shares outstanding                33,706,203        33,543,108        33,706,203        33,427,235
                                                 ==============================      ==============================

See notes to condensed consolidated financial statements

                     Le@P Technology, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                        Six Months
                                                                                      Ended June 30,
                                                                                --------------------------
                                                                                  2002             2001
                                                                                  ----             ----
Cash flows from operating activities:
Net loss                                                                        $(994,273)     $(2,443,983)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                    18,654           13,656
   Equity in loss of Healthology, Inc.                                                 --        1,240,223
   Write-off of investment                                                         30,000          253,367
   Changes in operating assets and liabilities:
     Due from related party                                                        50,000          (27,000)
     Prepaid expenses and other current assets                                     33,108          (43,257)
     Other assets                                                                     803            3,853
     Accounts payable and other accrued expenses                                   (5,556)         118,002
     Accrued compensation and related liabilities                                 (78,753)        (125,565)
     Accrued professional fees                                                     71,871          127,533
                                                                                --------------------------
Net cash used in operating activities                                            (874,146)        (883,171)
                                                                                --------------------------

Cash flows from investing activities:
Write-off of capitalized acquisition costs                                         98,299               --
Investment in VisualPlex Corp.                                                         --         (253,367)
Investment in Healthology, Inc.                                                        --       (1,000,000)
                                                                                --------------------------
Net cash provided by (used in) investing activities                                98,299       (1,253,367)
                                                                                --------------------------

Cash flows from financing activities:
Proceeds from notes payable to related party                                      821,183               --
Principal payments on financed insurance premium                                  (51,141)              --
Issuance of Class A common stock                                                       --        1,450,000
                                                                                --------------------------
Net cash provided by financing activities                                         770,042        1,450,000
                                                                                --------------------------

Net change in cash                                                                 (5,805)        (686,538)
Cash at beginning of period                                                        26,509          688,702
                                                                                --------------------------
Cash at end of period                                                           $  20,704      $     2,164
                                                                                ==========================

Supplemental schedule of non-cash investing and financing activities:
Financed insurance premium (Net of down payment amounting to $44,579)           $ 104,017      $        --

See notes to condensed consolidated financial statements

                     Le@P Technology, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

                                  June 30, 2002
                                   (Unaudited)

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

Operating Losses and Cash Flow Deficiencies

The Company has experienced operating losses and deficiencies in cash flows. Until the Company has operations or other revenue generating activities to be self sufficient, the Company will remain dependent upon other sources of capital. In the past, such capital has come from the Company's majority stockholder.

On September 30, 1999, the Company's Chairman and majority stockholder agreed to provide Le@P, directly or through his affiliates (collectively, the "Majority Stockholder"), funding of up to $10,000,000 to be used to fund working capital requirements and future acquisitions, as approved by the Company's Board of Directors (the "Funding Commitment") and as further discussed in Note 4 herein. Through June 30, 2002, the Company had received $8,475,000 of the Funding Commitment and working capital loans aggregating $1,196,183 from the Majority Stockholder. Management is considering alternatives to enable the Company to continue meeting its current and projected cash requirements, or will attempt to further reduce those requirements to a manageable level, including potentially suspending further investment and acquisition activity by the Company. In addition, the Company received an additional $260,000 working capital loan from the Majority Shareholder subsequent to June 30, 2002, which is not part of the Funding Commitment.

                     Le@P Technology, Inc. and Subsidiaries

                                  June 30, 2002
                                   (Unaudited)

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Consolidation

The accompanying financial statements include the accounts of Le@P Technology, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Investments in investment or acquisition candidates ("Partner Companies") in which Le@P owns 50% or less of the outstanding voting securities, and in which significant influence is exercised, are accounted for under the equity method. Significant influence is presumed at a 20% ownership level; however, Le@P applies the equity method for investments in which it acquires less than 20% of the voting interest if it exerts significant influence through representation on the investee's Board of Directors or through other means. All other investments for which the Company does not have the ability to exercise significant influence are accounted for on the cost method. Such investments are stated at the lower of cost or net realizable value. During the six month period ended June 30, 2002, the Company accounted for its investments under the cost method. Prior to January 1, 2002, the Company had accounted for its investment in Healthology, Inc. under the equity method.

                     Le@P Technology, Inc. and Subsidiaries

                                  June 30, 2002
                                   (Unaudited)

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

The Company periodically evaluates investments in Partner Companies for indications of impairment based on one or more factors, such as the market value of each investment relative to cost, financial condition, near-term prospects of the investment, and other relevant factors. The fair value of the Company's ownership interests in privately held Partner Companies, if available, is generally determined based on the value at which independent third parties have invested in or have committed to invest in its Partner Companies.

Income Taxes

No provision for income taxes has been recorded due to losses to date. The Company has recorded a valuation allowance for any deferred tax assets that have resulted from its operating losses.

                     Le@P Technology, Inc. and Subsidiaries

                                  June 30, 2002
                                   (Unaudited)

Pronouncements

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

On February 5, 2001, Healthology exercised a put option and Le@P purchased 800,000 shares of Healthology common stock for $1,000,000.

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

                                  June 30, 2002
                                   (Unaudited)

Camber

The Company has a 6% interest in Camber Companies, LLC ("Camber"). Camber operates clinics specializing in multidisciplinary, musculoskeletal care in Florida and California. The Company accounts for its investment in Camber under the cost method.

Camber has been unable to successfully execute its business plans and will potentially be required to obtain significant additional funding in the near future to continue its operations. In addition, recent attempts by the Company to sell its investment in Camber have been unsuccessful and have caused the Company to assess the recoverability of this investment. During 2001, the Company concluded that the carrying value of its investment in Camber was impaired and wrote-off $1,815,245 of this investment. The amount of the impairment was determined by taking the difference between the fair value of the Company's interest in Camber and the carrying value of the investment as recorded by the Company. In determining fair value, the Company considered the results of a valuation of Camber by an independent third-party. Camber has been unsuccessful in raising additional capital, and the Company concluded that the carrying value of its investment in Camber was impaired and wrote-off the remaining investment carrying value of $30,000 in the quarter ended March 31, 2002. The write-off is included in the accompanying consolidated statement of operations for June 30, 2002.

VisualPlex

On February 6, 2001, the Company purchased 200,000 shares of VisualPlex Corp. common stock and 240 shares of VisualPlex Corp. preferred stock for $253,367. Such investment represented less than a 1% interest in VisualPlex. The Company accounted for this investment under the cost method.

During the quarter ended June 30, 2001, VisualPlex ceased operations and the Company concluded that the carrying value of its investment in VisualPlex Corp. was impaired and wrote-off its total investment of $253,367.

                     Le@P Technology, Inc. and Subsidiaries

                                  June 30, 2002
                                   (Unaudited)

4. Funding Commitment

In connection with the Funding Commitment, through June 30, 2002, the Majority Stockholder had contributed $8,475,000 to the Company. Of the $8,475,000, approximately $4,544,000 was to fund the investment in Healthology and related transaction expenses, approximately $250,000 was to fund the VisualPlex transaction, and $3,681,000 was to fund operating expenses of the Company. In exchange for these contributions, the Company issued 1,614,284 shares of the Company's Class A Common Stock at a purchase price of $5.25 per share. As of June 30, 2002, an additional $1,525,000 (the "Additional Funds") was available to the Company pursuant to the Funding Commitment. On March 30, 2000, the Board of Directors of the Company and the Majority Stockholder agreed that all funds contributed pursuant to the Funding Commitment including such Additional Funds, represent a subscription for additional shares of the Company's Class A Common Stock at $5.25 per share (an aggregate of 290,476 shares when the remaining $1,525,000 is contributed).

5. Stockholder Loans

The Company has received loans in the amount of $1,196,183 from the Majority Stockholder. The proceeds of the loans are being used for working capital purposes. The loans are evidenced by promissory notes, which pay interest at the prime rate. Principal and interest on the loans are due and payable in one lump sum on the maturity date of January 15, 2003. In addition, the Company received an additional $260,000 working capital loan from the Majority Stockholder subsequent to June 30, 2002.

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

                     Le@P Technology, Inc. and Subsidiaries

                                  June 30, 2002
                                   (Unaudited)

In addition, in October 2001, the Company and certain of its inactive subsidiaries formerly engaged in the marine shipping business, were named as a co-defendant and third party defendant in connection with certain litigation pending in the United States District Court, Eastern District of Louisiana. The case arises out of a shipping duty in the amount of approximately $73,500 paid by the claimant in 1998, together with claims for interest and attorneys fees. The Company successfully settled the claim, and any relevant legal fees are included in the current condensed consolidated financial statements.

The Company is also involved from time to time in various other claims and lawsuits in the ordinary course of its current or prior business, none of which the Company anticipates would have a material adverse effect on its financial condition or results of operations.

7. Loss Per Share

Options were not included in the computation of loss per share for the three-month and six-month periods ended June 30, 2002 and 2001 because their effect would have been anti-dilutive. The net loss attributable to common stockholders for the three-month and six-month periods ended June 30, 2002 and 2001 includes undeclared dividends on cumulative preferred stock of $54,250 and $108,500 respectively.

8. Related Party Transactions

The Company's majority stockholder, directly or indirectly, owns a number of real estate entities with which the Company has done or currently does business. At June 30, 2002, the Company was leasing administrative office space from one such real estate entity.

Due from related party is an amount due from the Majority Stockholder in exchange for services performed on behalf of the Majority Stockholder by an employee of the Company.

During the fourth quarter of 2001, the Company received a loan in the amount of $375,000 from the majority stockholder. Subsequent to December 31, 2001, the Company received two additional working capital loans totaling $380,000 from the majority stockholder. These loans were consolidated on March 27, 2002 and a promissory note in the amount of $766,183 was issued, representing the then aggregate amount of principal and accrued interest on the loans. The promissory note is unsecured, bears interest at the prime rate, and interest and principal are due on January 15, 2003. The Company received additional loans totaling $430,000 from the Majority Stockholder during the quarter ending June 30, 2002. In addition, the Company received an additional working capital loan of $260,000 from the majority stockholder subsequent to June 30, 2002.

                     Le@P Technology, Inc. and Subsidiaries

                                  June 30, 2002
                                   (Unaudited)

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

9. Subsequent Event

Subsequent to June 30, 2002, the Company received a working capital loan of $260,000 from the Majority Stockholder. This loan is evidenced by a unsecured promissory note bearing interest at the prime rate, and interest and principal are due on January 15, 2003.

Item 2. Management's Discussion and Analysis or Plan of Operation

Business Strategy

Le@P Technology, Inc.'s ("Le@P" or the "Company") operating strategy continues to be reevaluated by management in light of difficulties associated with investment in rapidly expanding emerging companies and the significant decline in market value or failure of many of such companies. Since the beginning of 2000, the Company's operating strategy has evolved to place less emphasis on Internet and business-to-business e-commerce companies, while retaining a focus on companies in the healthcare and life-sciences industries with product, service, or information technology capabilities. To date the Company's strategy has not worked. The Company had intended to utilize the substantial healthcare skills, experience and industry contacts of its management and Board of Directors in the development of a network of investment and acquisition candidates (referred to herein as "Partner Companies"). Given the present market difficulties and economic climate, the Company has ceased actively pursuing investment and acquisition opportunities and has reduced its staff and management to a total of two employees. Nevertheless, the Company may consider investment or acquisition opportunities which otherwise come to the attention of the Board. The ability of the Company to ultimately pursue any such investment or acquisition opportunities will be dependent upon its ability to obtain financing for such activities.

The Company may also make other acquisitions or investments outside of its normal business plan in order to achieve other objectives, including avoidance of regulation as an investment company under the Investment Company Act of 1940 (the "'40 Act").

The Company has written-down its investments in its Partner Companies over the last several quarters. The Company believes that the activities of its initial Partner Companies were adversely affected by, among other things, the general economic slowdown in the United States economy and the September 11, 2001 terrorist attacks on the United States.

In addition to is investment in Healthology, Inc., the only significant noncurrent asset of the Company is through its ownership of certain land and buildings in Broward County, Florida. The land and buildings are zoned light industrial and consist of approximately one and one-third acres and four structures that collectively consist of approximately 9,000 square feet. The structures are presently unoccupied and in need of repair. The Company intends to repair and offer for lease one or more of the structures.

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

Company Liquidity and Cash Requirements

The Company will need to raise significant capital in order to pursue any acquisition and in order to make further investments in Partner Companies. The Company will also need to obtain additional financing in order to fund its normal operating expenses. Since the fourth quarter of 1999, the Company has funded its operations and its investments in its Partner Companies through proceeds from M. Lee Pearce, M.D., the Company's Chairman and Majority Stockholder, directly or through his affiliates (collectively, the "Majority Stockholder"), pursuant to the Funding Commitment and working capital loans described in Notes 1, 4, 5 and 9 of the consolidated financial statements included in Part I, Item 1 of this Form 10-QSB. Through June 30, 2002, the Company had received approximately $8.5 million of the Funding Commitment. Although the Company anticipates that the balance of the Funding Commitment of its Majority Stockholder will be sufficient to cover operating expenses through 2002, the Company will be required to raise additional capital in order to make any investments or acquisitions.

Through March 31, 2002 the Company had received loans of $766,183 from the Majority Stockholder. The proceeds of the loans were used for working capital purposes. These loans bear interest at the prime rate and provide for a maturity date of January 15, 2003. Principal and interest on the loans are due and payable in one lump sum on January 15, 2003. During the second quarter of 2002, the Company received additional loans totaling $430,000 from the Majority Stockholder. The notes bear interest at the prime rate and provide for a maturity date of January 15, 2003. Principal and interest are due and payable in one lump sum on January 15, 2003. Subsequent to June 30, 2002, the Company received an additional working capital loan in the amount of $260,000 from the Majority Stockholder. The loan is evidenced by a promissory note that bears interest at the prime rate and also has a maturity of January 15, 2003. These notes are separate from the $10 million Funding Commitment. In addition, management of the Company is pursuing various business alternatives to enable the Company to continue meeting its current and projected commitments and obligations, or will attempt to further reduce the amount of such liabilities to a manageable level.

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

Changes in Financial Condition and Results of Operations

The discussion below relates to material changes in financial condition during the six-month period ended June 30, 2002 compared with December 31, 2001 and to material changes in results of operations when comparing the three-month and six-month period ended June 30, 2002 to the same periods of the previous year. All amounts in the discussion below are approximate.

Total assets during the six-month period ended June 30, 2002 reflected a decrease of approximately $133,000 to approximately $953,000, while current assets increased by approximately $15,000. This latter increase was primarily due to the prepayment of the Company's insurance. Other assets decreased due to the write-off of capitalized acquisition costs of an abandoned acquisition of approximately $98,000 and a $30,000 write-off of the Company's investment in Camber Companies, LLC.

Total liabilities for the six-month period ended June 30, 2002 increased by approximately $862,000 to $2.2 million. The increase was due to additional working capital loans totaling $810,000, the financing of accrued interest of approximately $28,000, an increase of accrued professional fees of approximately $72,000, while accrued compensation and related liabilities decreased by approximately $79,000.

Operating expenses for the six-month period ended June 30, 2002 were lower than the same period of 2001 primarily due to the write-off of the VisualPlex investment in 2001. Salaries and benefits decreased during the period ending June 30, 2002 primarily due to a reduction in the bonus paid to executives of the Company and a reduction of employees. Professional fees were approximately $89,000 lower in 2002, primarily due to the professional fees associated with the investments in Healthology and VisualPlex for the period ended June 30, 2001. Interest expense increased in 2002 by approximately $40,000 as a result of interest expense on the operating loans.

The decreases in the Company's net loss and net loss per share are attributable almost exclusively to a change in accounting methodology involving the Company's investment in Healthology, Inc. ("Healthology"). The net loss for the period ended June 30, 2002 decreased by over $1.4 million from the same period of 2001 primarily due to the Company's change from the equity method of accounting for its Healthology investment to the cost method of accounting. As discussed in
Note 3 of the Company's June 30, 2002 condensed consolidated financial statements included in Part I, Item 1 of this Form 10-QSB, Le@P previously had the ability to exert significant influence over the operations of Healthology through the Super-Voting Right up until December 31,2001. Consequently during 2001 and part of 2000, Le@P accounted for its investment in Healthology under the equity method. The Super-Voting Right expired on December 31, 2001, requiring Le@P to account for its investment in Healthology under the cost method commencing January 1, 2002. Under the cost method, investments are stated at the lower of cost or net realizable value and no charge is recorded for the Company's equity in the income or loss of the Healthology.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 of the Company's June 30, 2002 condensed consolidated financial statements included in Part I, Item 1 of this Form 10-QSB.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LE@P TECHNOLOGY, INC.


Dated: August 7, 2002                  By: /s/Robert  G. Tancredi, MD
                                           Robert G. Tancredi, MD
                                           President and Chief Executive Officer


                                       By: /s/ Mary E. Thomas
                                           Mary E. Thomas
                                           Acting Principal Financial Officer

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

            10.1 Promissory Note dated as of May 29, 2002, in the amount of $130,000.

            10.2 Promissory Note dated as of July 8, 2002, in the amount of $260,000.