Form 10QSB
period 2002-09-30
LEAP TECHNOLOGY INC / DE
filed 2002-11-14
CIK 110027

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

               For the Quarterly Period Ended September 30, 2002

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

      Class A Common Stock, par value $0.20 per share, 33,681,203 outstanding as of October 31, 2002

      Class B Common Stock, par value $0.20 per share, 25,000 shares outstanding as of October 31, 2002

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                     LE@P TECHNOLOGY, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                                      INDEX
                                                                     Page Number
                                                                     -----------
PART I.   FINANCIAL INFORMATION                                             3

Item 1.   Financial Statements ...........................................  3

          Condensed Consolidated Balance Sheets - September 30, 2002
          (unaudited) and December 31, 2001 ..............................  3

          Condensed Consolidated Statements of Operations
          (unaudited) - Three and Nine Months Ended September 30,
          2002 and 2001 ..................................................  5

          Condensed Consolidated Statements of Cash Flows
          (unaudited) - Nine Months Ended September 30, 2002 and 2001 ....  6

          Notes to Condensed Consolidated Financial Statements ...........  7

Item 2.   Management's Discussion and Analysis or Plan of Operations ..... 15

Item 3.   Controls and Procedures ........................................ 19

PART II.  OTHER INFORMATION                                                20

Item 1.   Legal Proceedings .............................................. 20

Item 6.   Exhibits and Reports on Form 8-K ............................... 21

SIGNATURES ............................................................... 22

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

                Le@P Technology, Inc. and Subsidiaries

                 Condensed Consolidated Balance Sheets

                                                 September 30,     December 31,
                                                     2002              2001
                                                 -------------     ------------
                                                  (Unaudited)
Assets

Current assets:
      Cash                                            45,860        $   26,509
      Due from related party                          36,563            74,563
      Prepaid expenses and other current assets       67,878            37,297
                                                  ----------        ----------
Total current assets                                 150,301           138,369

Property and equipment, net                          670,821           698,802
Investment in Camber Companies, LLC                       --            30,000
Investment in Healthology, Inc.                      115,625           115,625
Acquisition costs                                         --            98,299
Other assets                                           3,699             4,503
                                                  ----------        ----------

Total assets                                      $  940,446        $1,085,598
                                                  ==========        ==========

See notes to condensed consolidated financial statements

                Le@P Technology, Inc. and Subsidiaries

                 Condensed Consolidated Balance Sheets
                              (continued)

                                                                         September 30,   December 31,
                                                                             2002            2001
                                                                         ------------    ------------
                                                                          (Unaudited)
Liabilities and Stockholders' Deficit:
Current liabilities:
   Accounts payable and accrued expenses                                 $     68,555    $     96,037
   Accrued professional fees                                                   66,300         143,315
   Accrued compensation and related liabilities                               259,099         120,383

   Short-term notes payable to related party                                1,656,183              --
                                                                         ------------    ------------
Total current liabilities                                                   2,050,137         359,735

Long-term note payable to related party                                       562,500         937,500
Long-term acrrued interest payable to related party                            39,591              --

Commitments and contingencies                                                      --

Stockholders' deficit:
    Preferred stock, $0.001 par value per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at September 30,
      2002 and December 31, 2001, respectively                              2,170,000       2,170,000
    Class A common stock, $0.20 par value per share. Authorized
      99,975,000 shares. 33,766,053 shares issued including shares held in treasury at September 30, 2002 and December 31, 2001,
      respectively                                                          6,753,211       6,753,211
    Class B common stock, $0.20 par value per share. Authorized, issued and outstanding 25,000 shares at September 30, 2002 and
      December 31, 2001                                                         5,000           5,000
   Additional paid-in capital                                              26,401,913      26,401,913
   Accumulated deficit                                                    (36,992,446)    (35,492,301)
   Treasury stock, at cost, 84,850 shares at September 30, 2002 and
      December 31, 2001                                                       (49,460)        (49,460)
                                                                         ------------    ------------
Total stockholders' deficit                                                (1,711,782)       (211,637)
                                                                         ------------    ------------
Total liabilities and stockholders' deficit                              $    940,446    $  1,085,598
                                                                         ============    ============

See notes to condensed consolidated financial statements

                Le@P Technology, Inc. and Subsidiaries

            Condensed Consolidated Statements of Operations

                              (Unaudited)

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                  September 30,
                                                         ----------------------------    ----------------------------
                                                             2002            2001            2002            2001
                                                         ------------    ------------    ------------    ------------
Revenue                                                  $         --    $         --    $         --    $         --
                                                         ------------    ------------    ------------    ------------

Expenses:
   Salaries and benefits                                      364,146         163,670         703,632         549,217
   Professional fees                                           29,395         147,461         308,896         515,836
   General and administrative                                  83,886          95,421         289,688         298,068
   Write-off of acquisition costs                                  --              --          98,299              --
   Write-off of investments                                        --       3,169,603          30,000       3,422,970
                                                         ------------    ------------    ------------    ------------
Total expenses and operating loss                             477,427       3,576,155       1,430,515       4,786,091
                                                         ------------    ------------    ------------    ------------

   Interest expense                                           (28,673)             --         (70,022)             --
   Interest income                                                227             736             392           6,912
   Equity in loss of Healthology, Inc.                             --        (523,402)             --      (1,763,625)
                                                         ------------    ------------    ------------    ------------

Net loss                                                 $   (505,873)   $ (4,098,821)   $ (1,500,145)   $ (6,542,804)
                                                         ============    ============    ============    ============

Net loss attributable to common stockholders             $   (560,123)   $ (4,153,071)   $ (1,662,895)   $ (6,705,554)
                                                         ============    ============    ============    ============

Basic and diluted loss per share:
Net loss                                                 $      (0.02)   $      (0.12)   $      (0.04)   $      (0.20)
                                                         ============    ============    ============    ============

Net loss per share attributable to common stockholders   $      (0.02)   $      (0.12)   $      (0.05)   $      (0.20)
                                                         ============    ============    ============    ============

Weighted average shares outstanding                        33,706,203      33,662,314      33,706,203      33,505,595
                                                         ============    ============    ============    ============

See notes to condensed consolidated financial statements

                Le@P Technology, Inc. and Subsidiaries

            Condensed Consolidated Statements of Cash Flows

                              (Unaudited)

                                                                                      Nine Months
                                                                                  Ended September 30,
                                                                              --------------------------
                                                                                 2002           2001
                                                                              -----------    -----------
Cash flows from operating activities:
Net loss                                                                      $(1,500,145)   $(6,542,804)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                    27,981         20,485
   Equity in loss of Healthology, Inc.                                                 --      1,763,625
   Write-off of investments                                                        30,000      3,422,970
   Changes in operating assets and liabilities:
      Due from related party                                                       38,000        (36,000)
      Prepaid expenses and other current assets                                    73,436        (16,416)
      Other assets                                                                    804          1,243
      Accounts payable and other accrued expenses                                  12,109         38,384
      Accrued compensation and related liabilities                                138,716       (118,902)
      Accrued professional fees                                                   (77,015)        59,770
                                                                              -----------    -----------
Net cash used in operating activities                                          (1,256,114)    (1,407,645)
                                                                              -----------    -----------

Cash flows from investing activities:
Write-off of capitalized acquisition costs                                         98,299             --
Investment in VisualPlex Corp.                                                         --       (253,367)
Investment in Healthology, Inc.                                                        --     (1,000,000)
                                                                              -----------    -----------
Net cash provided by (used in) investing activities                                98,299     (1,253,367)
                                                                              -----------    -----------

Cash flows from financing activities:
Proceeds from notes payable to related party                                    1,281,183             --
Principal payments on financed insurance premium                                 (104,017)            --
Issuance of Class A common stock                                                       --      1,975,000
                                                                              -----------    -----------
Net cash provided by financing activities                                       1,177,166      1,975,000
                                                                              -----------    -----------

Net change in cash                                                                 19,351       (686,012)
Cash at beginning of period                                                        26,509        688,702
                                                                              -----------    -----------
Cash at end of period                                                         $    45,860    $     2,690
                                                                              ===========    ===========

Supplemental schedule of non-cash investing and financing activities:
Financed insurance premium (Net of down payment amounting to $44,579)         $   104,017    $        --
                                                                              ===========    ===========

See notes to condensed consolidated financial statements

                Le@P Technology, Inc. and Subsidiaries
         Notes to Condensed Consolidated Financial Statements

                          September 30, 2002
                              (Unaudited)

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

After an ongoing reevaluation by management and the Board of Directors of the Company's operating strategy, and in light of difficulties associated with investment in emerging companies and the significant decline in market value or failure of many of such companies, on September 26, 2002, the Board of Directors determined to cease for the foreseeable future investigating or consummating further investment and acquisition opportunities. The Company had previously announced that it was not actively seeking such investment and acquisition opportunities and that it had reduced its staff and management. It is anticipated that the Company will continue to downsize its obligations and salaried personnel in the near future and outsource most of its remaining requirements.

Notwithstanding the cessation of active operations, the Company may from time to time consider investment or acquisition opportunities which otherwise come to the attention of the Board. The ability of the Company to ultimately pursue any such investment or acquisition opportunities will be dependent upon, among other things, its ability to obtain financing for such activities.

At the present time, the Company intends to continue as a reporting company under the Securities Exchange Act of 1934, as amended, and, consequently, intends to make all requisite filings, including an Annual Report on Form 10-KSB and Quarterly Reports on Form 10-QSB.

Operating Losses and Cash Flow Deficiencies

The Company has experienced operating losses and deficiencies in operating cash flows. Until the Company has operations or other revenue generating activities to be self sufficient, the Company will remain dependent upon other sources of capital. In the past, such capital has come from the Company's majority stockholder.

                     Le@P Technology, Inc. and Subsidiaries

                               September 30, 2002
                                   (Unaudited)

On September 30, 1999, the Company's Chairman and majority stockholder agreed to provide Le@P, directly or through his affiliates (collectively, the "Majority Stockholder"), funding of up to $10,000,000 to be used to fund working capital requirements and future acquisitions, as approved by the Company's Board of Directors (the "Funding Commitment") and as further discussed in Note 4 herein. Through September 30, 2002, the Company had received $8,475,000 of the Funding Commitment and working capital loans aggregating $1,656,183 from the Majority Stockholder. The loans are not part of the Funding Commitment. As of September 30, 2002, $1,525,000 was available to the Company pursuant to the Funding Commitment. Subsequent to September 30, 2002, the Company received an additional $60,000 working capital loan from the Majority Shareholder. All of the working capital loans and accrued interest aggregating $1,755,711 were consolidated into a single promissory note dated November 5, 2002. This note is not part of the Funding Commitment.

Although the Company anticipates that the balance of the Funding Commitment of its Majority Stockholder will be sufficient to cover operating expenses through the next twelve months, the Company will be required to raise additional capital in order to make any investments or acquisitions.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Le@P Technology, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2001.

                     Le@P Technology, Inc. and Subsidiaries

                               September 30, 2002
                                   (Unaudited)

Consolidation

The accompanying financial statements include the accounts of Le@P Technology, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Investments in investment or acquisition candidates ("Partner Companies") in which Le@P owns 50% or less of the outstanding voting securities, and in which significant influence is exercised, are accounted for under the equity method. Significant influence is presumed at a 20% ownership level; however, Le@P applies the equity method for investments in which it acquires less than 20% of the voting interest if it exerts significant influence through representation on the investee's Board of Directors or through other means. All other investments for which the Company does not have the ability to exercise significant influence are accounted for on the cost method. Such investments are stated at the lower of cost or net realizable value. During the nine month period ended September 30, 2002, the Company accounted for its investments under the cost method. Prior to January 1, 2002, the Company had accounted for its investment in Healthology, Inc. under the equity method.

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

                               September 30, 2002
                                   (Unaudited)

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

                               September 30, 2002
                                   (Unaudited)

Camber

The Company has a 6% interest in Camber Companies, LLC ("Camber"). Camber operates clinics specializing in multidisciplinary, musculoskeletal care in Florida and California. The Company accounts for its investment in Camber under the cost method.

During 2001, the Company concluded that the carrying value of its investment in Camber was impaired and wrote-off $1,815,245 of this investment. The amount of the impairment was determined by taking the difference between the fair value of the Company's interest in Camber and the carrying value of the investment as recorded by the Company. In determining fair value, the Company considered the results of a valuation of Camber by an independent third-party. Camber has been unsuccessful in raising additional capital, and the Company concluded that the carrying value of its investment in Camber was impaired and wrote-off the remaining investment carrying value of $30,000 in the quarter ended March 31, 2002. In July 2002, Camber ceased operations. The write-off is included in the accompanying consolidated statement of operations for September 30, 2002.

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

                     Le@P Technology, Inc. and Subsidiaries

                               September 30, 2002
                                   (Unaudited)

4. Funding Commitment

In connection with the Funding Commitment, through September 30, 2002, the Majority Stockholder had contributed $8,475,000 to the Company. Of the $8,475,000, approximately $4,544,000 was to fund the investment in Healthology and related transaction expenses, approximately $250,000 was to fund the VisualPlex transaction, and $3,681,000 was to fund operating expenses of the Company. In exchange for these contributions, the Company issued 1,614,284 shares of the Company's Class A Common Stock at a purchase price of $5.25 per share. As of September 30, 2002, an additional $1,525,000 (the "Additional Funds") was available to the Company pursuant to the Funding Commitment. On March 30, 2000, the Board of Directors of the Company and the Majority Stockholder agreed that all funds contributed pursuant to the Funding Commitment including such Additional Funds, represent a subscription for additional shares of the Company's Class A Common Stock at $5.25 per share.

5. Stockholder Loans

The Company has received loans in the amount of $1,656,183 from the Majority Stockholder. The proceeds of the loans are being used for working capital purposes. The loans are evidenced by promissory notes, which pay interest at the prime rate. Principal and interest on the loans are due and payable in one lump sum on the maturity date of January 15, 2003. Subsequent to September 30, 2002, the Company received an additional $60,000 working capital loan from the Majority Stockholder. All of the working capital loans and accrued interest aggregating to $1,755,711 were consolidated into a single promissory note dated November 5, 2002. This note pays interest at the prime rate. Principal and interest on the note are due and payable in one lump sum on the maturity date of January 15, 2004. This promissory note is not part of the Funding Commitment.

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

                               September 30, 2002
                                   (Unaudited)

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

7. Loss Per Share

Options were not included in the computation of loss per share for the three-month and nine-month periods ended September 30, 2002 and 2001 because their effect would have been anti-dilutive. The net loss attributable to common stockholders for the three-month and nine-month periods ended September 30, 2002 and 2001 includes undeclared dividends on cumulative preferred stock of $54,250 and $162,750 respectively.

8. Related Party Transactions

The Company's majority stockholder, directly or indirectly, owns a number of real estate entities with which the Company has done or currently does business. At September 30, 2002, the Company was leasing administrative office space from one such real estate entity.

Due from related party is an amount due from the Majority Stockholder in exchange for services performed on behalf of the Majority Stockholder by an employee of the Company.

                     Le@P Technology, Inc. and Subsidiaries

                               September 30, 2002
                                   (Unaudited)

During the fourth quarter of 2001, the Company received a loan in the amount of $375,000 from the majority stockholder. Subsequent to December 31, 2001, the Company received two additional working capital loans totaling $380,000 from the majority stockholder. These loans were consolidated on March 27, 2002 and a promissory note in the amount of $766,183 was issued, representing the then aggregate amount of principal and accrued interest on the loans. The promissory note is unsecured, bears interest at the prime rate, and interest and principal are due on January 15, 2003. The Company received additional loans totaling $890,000 from the Majority Stockholder during the two quarters ending June 30, 2002 and September 30, 2002. In addition, the Company received an additional working capital loan of $60,000 from the majority stockholder subsequent to September 30, 2002. All of the working capital loans and accrued interest aggregating to $1,755,711 were consolidated into a single promissory note dated November 5, 2002. This note pays interest at the prime rate. Principal and interest on the note are due and payable in one lump sum on the maturity date of January 15, 2004. This promissory note is not part of the Funding Commitment.

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

9. Subsequent Event

Subsequent to September 30, 2002, the Company received a working capital loan of $60,000 from the Majority Stockholder. This loan was evidenced by an unsecured promissory note bearing interest at the prime rate, and interest and principal are due on January 15, 2003, but was subsequently consolidated with other loans owed to the Majority Stockholder into a single promissory note due January 15, 2004.

      Item 2. Management's Discussion and Analysis or Plan of Operation

Business Strategy

After an ongoing reevaluation by management and the Board of Directors of Le@P Technology, Inc.'s ("Le@P" or the "Company") operating strategy, and in light of difficulties associated with investment in emerging companies and the significant decline in market value or failure of many of such companies, on September 26, 2002, the Board of Directors determined to cease for the foreseeable future investigating or consummating further investment and acquisition opportunities. The Company had previously announced that it was not actively seeking such investment and acquisition opportunities and that it had reduced its staff and management to a total of two employees. In connection with such cessation of activities, the Company negotiated a severance agreement with Robert G. Tancredi, M.D., the Company's President and Chief Executive Officer, whereby his services would end effective September 30, 2002. Dr. Tancredi's employment agreement had otherwise been scheduled to expire in March 2003, subject to certain severance or renewal requirements. In connection with the severance agreement, the Company agreed to pay Dr. Tancredi $150,000 payable over an eighteen month period and each of the parties otherwise released the other of all other obligations and claims. It is anticipated that the Company will continue to downsize its obligations and salaried personnel in the near future and outsource most of its remaining requirements.

Notwithstanding the cessation of active operations, the Company may from time to time consider investment or acquisition opportunities which otherwise come to the attention of the Board. The ability of the Company to ultimately pursue any such investment or acquisition opportunities will be dependent upon, among other things, its ability to obtain financing for such activities.

The Company may also make other acquisitions or investments outside of its normal business plan in order to achieve other objectives, including avoidance of regulation as an investment company under the Investment Company Act of 1940 (the "'40 Act").

At the present time, the Company intends to continue as a reporting company under the Securities Exchange Act of 1934, as amended, and, consequently, intends to make all requisite filings, including an Annual Report on Form 10-KSB and Quarterly Reports on Form 10-QSB.

The Company has written-down (and in some cases, written off) its investments in its Partner Companies over the last several quarters. The Company believes that the activities of its initial Partner Companies were adversely affected by, among other things, the general economic slowdown in the United States economy and the September 11, 2001 terrorist attacks on the United States.

In addition to the investment in Healthology, Inc., the only significant noncurrent asset of the Company is through its ownership of certain land and buildings in Broward County, Florida. The land and buildings are zoned light industrial and consist of approximately one and one-third acres and four structures that collectively consist of approximately 9,000 square feet. The structures are presently unoccupied and in need of repair. The Company intends to repair and offer for lease one or more of the structures.

Competition

Le@P historically operated in a highly competitive, rapidly evolving business environment both through the operations of its Partner Companies and through its identification of prospects for future acquisition or investment. The markets in which our initial Partner Companies operated (and most likely any future Partner Companies) are characterized by rapid technological change, frequent new product and service introductions and evolving industry standards. Competitors include a wide variety of companies and organizations, many with greater financial and technical resources than the Partner Companies and Le@P. Competitors for acquisition or investment include public and private venture capital firms, mutual funds and private individuals.

Company Liquidity and Cash Requirements

To the extent the Company decides to pursue any acquisition or investment in the future, the Company will need to raise significant capital in order to pursue any such acquisition or further investments in Partner Companies. Since the fourth quarter of 1999, the Company has funded its operations and its investments in its Partner Companies through proceeds from M. Lee Pearce, M.D., the Company's Chairman and Majority Stockholder, directly or through his affiliates (collectively, the "Majority Stockholder"), pursuant to the Funding Commitment and working capital loans described in Notes 1, 4, 5 and 9 of the consolidated condensed financial statements included in Part I, Item 1 of this Form 10-QSB. Through September 30, 2002, the Company had received approximately $8.5 million of the Funding Commitment. Although the Company anticipates that the balance of the Funding Commitment of its Majority Stockholder will be sufficient to cover operating expenses through the next twelve months, the Company will be required to raise additional capital in order to make any investments or acquisitions. In addition, the Company will attempt to further reduce its commitments and liabilities.

Through September, 2002, the Company had received loans of approximately $1,650,000 from the Majority Stockholder. The proceeds of the loans were used for working capital purposes. These loans bear interest at the prime rate and provide for a maturity date of January 15, 2003. Principal and interest on the loans was originally due and payable in one lump sum on January 15, 2003. Subsequent to September 30, 2002, the Company received an additional working capital loan in the amount of $60,000 from the Majority Stockholder. All of the notes and accrued interest were consolidated into a new promissory note aggregating $1,755,711dated November 5, 2002. This note bears interest at the prime rate and interest and principal are due and payable in one lump sum on January 15, 2004. These notes are separate from the $10 million Funding Commitment.

Funding for operations and any future Partner Company investments once the Funding Commitment is exhausted will require that the Company raise additional cash. Any such cash raised would likely be dependent, among other things, on the Company's ability to demonstrate a record of successfully identifying and consummating investments or acquisitions in Partner Companies, which it has not been able to do to date. There can be no assurance that the Company will be successful in such efforts. Any financing activities by the Company could result in substantial dilution of existing equity positions and increased interest expense. Transaction costs to the Company in connection with any such activities may also be significant.

Changes in Financial Condition and Results of Operations

The discussion below relates to material changes in financial condition during the nine-month period ended September 30, 2002 compared with December 31, 2001 and to material changes in results of operations when comparing the three-month and nine-month period ended September 30, 2002 to the same periods of the previous year. All amounts in the discussion below are approximate.

Total assets during the nine-month period ended September 30, 2002 reflected a decrease of approximately $145,000 to approximately $940,000 compared to the comparable period in 2001, while current assets increased by approximately $12,000. This latter increase was primarily due to the prepayment of the Company's insurance. Other assets decreased due to the write-off of capitalized acquisition costs of an abandoned acquisition of approximately $98,000 and a $30,000 write-off of the Company's investment in Camber Companies, LLC.

Total liabilities for the nine-month period ended September 30, 2002 increased by approximately $1.4 million to $2.7 million. The increase was due to additional working capital loans totaling approximately $1.65 million from the Majority Stockholder, the financing of accrued interest of approximately $28,000, and an increase in accrued compensation and related liabilities of approximately $139,000.

Operating expenses for the nine-month period ended September 30, 2002 were lower than the same period of 2001 primarily due to the write-off of the VisualPlex and Healthology investments in 2001. Salaries and benefits increased during the period ending September 30, 2002 due to severance payable obligations due the Company's terminated executives. Professional fees were approximately $207,000 lower in 2002, primarily due to the professional fees associated with the investments in Healthology and VisualPlex for the period ended September 30, 2001, and the lack of further acquisition or investment activity by the Company in 2002. Interest expense increased in 2002 by approximately $70,000 as a result of interest expense on the additional working capital loans outstanding during the nine months ending September 30, 2002.

The decreases in the Company's net loss and net loss per share are attributable to the write-down of the Company's investments in Healthology, Inc. ("Healthology) and VisualPlex in 2001. The net loss for the period ended September 30, 2002 decreased by over $5.0 million from the same period of 2001 primarily due to the write-down of the Company's investment in Healthology of approximately $2.1 million, the write-down of the Company's investment in Camberof approximately $1.8 million, and the change from the equity method of accounting for its Healthology investment to the cost method of accounting. As discussed in Note 3 of the Company's September 30, 2002 condensed consolidated financial statements included in Part I, Item 1 of this Form 10-QSB, Le@P previously had the ability to exert significant influence over the operations of Healthology through the Super-Voting Right up until December 31, 2001. Consequently during 2001, Le@P accounted for its investment in Healthology under the equity method. The Super-Voting Right expired on December 31, 2001, requiring Le@P to account for its investment in Healthology under the cost method commencing January 1, 2002. Under the cost method, investments are stated at the lower of cost or net realizable value and no charge is recorded for the Company's equity in the income or loss of the Healthology.

Forward Looking Information

In the discussion above (and elsewhere in this report) regarding the Company's business, any statement of its future expectations, including without limitation, future revenues and earnings (losses), plans and objectives for future operations, future agreements, future economic performance or expected operational developments and all other statements regarding the future are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and as that term is defined in the Private Securities Litigation Reform Act of 1995. The Company intends that the forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on the Company's strategic plans and involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein include (the "Cautionary Statements"), without limitation:

o     The Company's ability to raise capital,
o     The Company's degree of financial leverage,
o Risks associated with the capital markets and investment climate for Internet and Healthcare businesses,
o     Risks associated with acquisitions and the integration thereof,
o     Risks associated with start-up and early-stage enterprises,
o     Risks associated with providing services over the Internet,
o     Healthcare regulatory considerations,
o     Regulatory considerations under the Investment Company Act of 1940,
o     Contingent liabilities,
o     The impact of competitive services and pricing, and
o Other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission.

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

      Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 25, 2002, an evaluation was performed under the supervision and with the participation of the Company's Audit Committee and management, including the C.E.O. and Acting Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's audit committee and management, including the C.E.O. and Acting Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 25, 2002.

Changes in Internal Controls

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 25, 2002.

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings

See Note 6 of the Company's September 30, 2002 condensed consolidated financial statements included in Part I, Item 1 of this Form 10-QSB.

      Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

            10.1 Promissory Note dated as of November 5, 2002 in the amount of $1,755,710.65.

(b)   Reports on Form 8-K

            Form 8-K filed September 30, 2002 relating to an item 5 event dated September 26, 2002.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LE@P TECHNOLOGY, INC.

Dated:  November 13, 2002                By: /s/ Timothy C. Lincoln
                                             ----------------------
                                             Timothy C. Lincoln
                                             Acting Principal Executive Officer


                                         By: /s/ Mary E. Thomas
                                             ------------------
                                             Mary E. Thomas
                                             Acting Principal Financial Officer

                                  Certification

I, Timothy C. Lincoln, Acting Principal Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Le@P Technology, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: November 13, 2002

      By:   /s/ Timothy C. Lincoln
            ----------------------
            Timothy C. Lincoln
            Acting Principal Executive Officer

                                  Certification

I, Mary Thomas, Acting Principal Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Le@P Technology, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;
      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);
      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: November 13, 2002

      By:   /s/ Mary Thomas
            ---------------
            Mary Thomas
            Acting Principal Financial Officer

                                  Exhibit Index

Exhibit           Description

10.1        Promissory Note dated November 5, 2002, in the amount of
            $1,755,710.65