Form 10KSB
period 2002-12-31
LEAP TECHNOLOGY INC / DE
filed 2003-03-31
CIK 110027

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

for the fiscal year ended December 31, 2002

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for its fiscal year ended December 31, 2002 were $0.

The aggregate market value of the common equity held by non-affiliates as of March 17, 2003 was approximately $28 thousand based on the $ 0.015 closing bid price for the common stock quoted on the OTC Bulletin Board on such date. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

The number of shares of Class A Common Stock of the issuer outstanding as of March 17, 2003 was 33,681,203. The number of shares of Class B Common Stock of the issuer outstanding as of March 17, 2003 was 25,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the issuer Proxy Statement for its Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, which will be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format: Yes |_| No |X|
================================================================================

                               FORM 10-KSB INDEX

                                                                                                          PAGE
GENERAL

PART I     .......................................................................................          3

ITEM 1.    DESCRIPTION OF BUSINESS................................................................          3

ITEM 2.    DESCRIPTION OF PROPERTY................................................................          7

ITEM 3.    LEGAL PROCEEDINGS......................................................................          7

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................          7


PART II    .......................................................................................          8

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS................................................................................          8

ITEM 6.    MANAGEMENT'S PLAN OF OPERATION.........................................................          9

ITEM 7.    FINANCIAL STATEMENTS...................................................................          13

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...          13


PART III   .......................................................................................          14

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
           SECTION 16 (a) OF THE EXCHANGE ACT.....................................................          14

ITEM 10.   EXECUTIVE COMPENSATION.................................................................          14

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS.............................................          14

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................          14


ITEM 13.   EXHIBITS AND REPORTS ON
           FORM 8-K...............................................................................          14

ITEM 14.   CONTROLS AND PROCEDURES

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business

After an ongoing reevaluation by management and the Board of Directors of Le@P Technology, Inc.'s ("Le@P" or the "Company") operating strategy, and in light of difficulties associated with investment in emerging companies and the significant decline in market value or failure of many of such companies, on September 26, 2002, the Board of Directors determined to cease for the foreseeable future investigating or consummating further investment and acquisition opportunities.Emerging companies into which the Company had invested in the past are sometimes referred to herein as "Partner Companies." The Company had previously announced that it was not actively seeking such investment and acquisition opportunities and that it had reduced its staff and management to a total of two employees. In connection with such cessation of activities, the Company negotiated a severance agreement with Robert G. Tancredi, M.D., the Company's President and Chief Executive Officer, whereby his services ended effective September 30, 2002. Dr. Tancredi's employment agreement had otherwise been scheduled to expire in March 2003, subject to certain severance or renewal requirements. In connection with the severance agreement, the Company agreed to pay Dr. Tancredi $150,000 payable over an eighteen month period and each of the parties otherwise released the other of all other obligations and claims.

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

The Company has written off its investments in its Partner Companies over the last several quarters. The Company believes that the activities of its initial Partner Companies were adversely affected by, among other things, the general economic slowdown in the United States economy and the September 11, 2001 terrorist attacks on the United States.

The only significant noncurrent asset of the Company is its ownership of certain land and buildings in Broward County, Florida. The land and buildings are zoned light industrial and consist of approximately one and one-third acres and three structures that collectively consist of approximately 8,200 square feet. The structures are presently unoccupied and in need of repair. The Company is currently seeking to lease one or more of the structures on an "as is" basis and may, subject to obtaining financing, seek to repair one or more of such structures.

Competition

Le@P historically operated in a highly competitive, rapidly evolving business environment both through the operations of its Partner Companies and through its identification of prospects for future acquisition or investment. The markets in which our Partner Companies operated are characterized by rapid technological change, frequent new product and service introductions and evolving industry standards. Competitors included a wide variety of companies and organizations, many with greater financial and technical resources than the Partner Companies and Le@P. Competitors for acquisition or investment included public and private venture capital firms, mutual funds and private individuals.

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

The audited financial statements of Healthology for December 31, 2000 contained a going concern explanatory paragraph and its financial statements for December 31, 2001 reflected a net loss of approximately $5.0 million. Healthology's plans for the year ending December 31, 2001, included raising additional equity or debt financing, investigating the possibility of merger or joint venture arrangements to obtain additional sources of funds, and scaling back operations. Healthology was unsuccessful during 2001 in such endeavors to obtain financing and continues to experience significant losses. Healthology reduced its expenses and made other efforts to reduce losses to sustain its operations. The Company does not believe that these efforts, as well as attempts to raise additional capital, were successful. A failure in this regard would have a material adverse effect on Healthology. As a result of these factors, the Company believed its investment in Healthology was materially impaired and further reduced the value of its investment from $1,604,358 to $250,000 in September 2001. The Company recognized additional amounts related to its proportionate share of Healthology's losses that further reduced this investment to approximately $120,000 at December 31, 2001. During 2002, Healthology was unsuccessful in its endeavors to form a merger or joint venture arrangement, and suffered continued losses amounting to approximately $988,000. As a result, the Company wrote-off the remaining investment in the quarter ended December 31, 2002. The write-off is included in the accompanying consolidated statement of operations for December 31, 2002.

Investment in Camber

The Company's investment in Camber had a carrying value of approximately $1.8 million at June 30, 2001, representing Le@P's historical cost basis. Camber operated clinics in Florida, California and Pennsylvania specializing in multidisciplinary, musculoskeletal care.

During 2001, the Company concluded that the carrying value of its investment in Camber was impaired and wrote-off $1,815,245 of this investment. The amount of the impairment was determined by taking the difference between the fair value of the Company's interest in Camber and the carrying value of the investment as recorded by the Company. In determining fair value, the Company considered the results of a valuation of Camber by an independent third-party. Camber has been unsuccessful in raising additional capital, and the Company concluded that the carrying value of its investment in Camber was impaired and wrote-off the remaining investment carrying value of $30,000 during the quarter ended March 31, 2002. In July 2002, Camber ceased operations. The write-off is included in the accompanying consolidated statement of operations for December 31, 2002.

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

Investment in Real Property

Effective September 28, 2001, the Majority Stockholder sold land and buildings (the "Real Property") in Broward County, Florida to the Company in exchange for notes payable. The Real Property has been recorded at fair value as determined by an independent third-party appraisal. The notes payable consist of a short-term promissory note in the amount of $37,500 due and paid in November 2001 and a longer-term note and mortgage in the amount of $562,500 due in one lump sum on September 28, 2006, and bearing interest at the rate of 7% per annum. All accrued but unpaid interest on the long-term note is due September 28, 2004 with regular monthly interest payments to be made thereafter.

The Real Property is zoned light industrial and consists of approximately one and one-third acres and three structures that collectively consist of approximately 8,200 square feet. The structures are presently unoccupied and in need of repair. The Company is currently seeking to lease one or more of the structures on an "as is" basis and may, subject to obtaining financing, seek to repair one or more of such structures.

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

History of Le@P Technology, Inc.

The Company was organized in March 1997 under the laws of the State of Delaware and is the successor to the then registrant, Seal Fleet, Inc. When used in this report, the terms "Le@P" and the "Company" refer to (a) prior to April 2, 1999, Seal Holdings and its subsidiaries or its predecessor companies unless the context indicates otherwise and (b) for April 2, 1999 forward, OH, Inc. and its subsidiaries and predecessor company.

At the Annual Meeting of Stockholders held on May 14, 1997, the Company's state of incorporation was changed from Nevada to Delaware as a result of the merger of the Company into its wholly-owned subsidiary, Seal Holdings Corporation, a Delaware corporation. At the Annual Meeting of Stockholders held on July 5, 2000, the Company's name was changed to Le@P Technology, Inc.

Employees

Le@P currently has one full-time employee.

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

Investment in Real Property

Effective September 28, 2001, the Majority Stockholder sold land and buildings (the "Real Property") in Broward County, Florida to the Company in exchange for notes payable. The purchase price for the Real Property was determined by an independent third-party appraisal. The notes payable consist of a short-term promissory note in the amount of $37,500 due and paid in November 2001 and a longer-term note and mortgage in the amount of $562,500 due in one lump sum on September 28, 2006, and bearing interest at the rate of 7% per annum. All accrued but unpaid interest on the long-term note is due September 28, 2004 with regular monthly interest payments to be made thereafter.

The Real Property is zoned light industrial and consists of approximately one and one-third acres and three structures that collectively consist of approximately 8,200 square feet. The Company is currently seeking to lease one or more of the structures on an "as is" basis and may, subject to obtaining financing, seek to repair one or more of such structures.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


The Company's Class A Common Stock is traded on the OTC Bulletin Board ("OTCBB"), under the symbol LPTC. The following table sets forth the range of high and low bid prices per share of the Company's Class A Common Stock for each of the quarters during the years ended December 31, 2001 and 2002, as reported on the OTCBB system. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                  PRICE PERIOD            HIGH           LOW
                  ------------            ----           ---
                  2001
                     First Quarter      $   1.25      $    .81
                     Second Quarter          .75           .38
                     Third Quarter           .62           .41
                     Fourth Quarter          .51           .31

                  2002
                     First Quarter           .45           .22
                     Second Quarter          .19           .05
                     Third Quarter           .04           .03
                     Fourth Quarter          .03           .01


There is no public market for the Class B Common Stock or the Series B Preferred Stock, all of which are issued to entities beneficially owned by the Majority Shareholder.

Holders

The number of stockholders of record as of March 17, 2003, was 727 for the Class A Common Stock.

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

Equity Compensation Plan Information

------------------------------- ---------------------------- ---------------------------- ----------------------------
Plan Category                   Number of securities to be   Weighted average exercise    Number of securities
                                issued upon exercise of      price of outstanding         remaining available for
                                outstanding options,         options, warrants and        future issuance
                                warrants and rights          rights
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans       1,897,500                    $1.79                        3,147,500
approved by security holders
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
approved by security holders     500,000                       .50                               --
------------------------------- ---------------------------- ---------------------------- ----------------------------
TOTAL                           1,897,500                    $1.55                        3,147,500
------------------------------- ---------------------------- ---------------------------- ----------------------------

Equity compensation plans not approved by security holders consist of an aggregate of 500,000 shares. Three non-employee directors of the Company received 300,000 options. The options were fully vested on the date of grant and expire five years after the date of their issuance. One employee received 200,000 options. The options were fully vested on their date of grant and expire ten years after the date of their issuance.

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION

Business Strategy

After an ongoing reevaluation by management and the Board of Directors of Le@P Technology, Inc.'s ("Le@P" or the "Company") operating strategy, and in light of difficulties associated with investment in emerging companies and the significant decline in market value or failure of many of such companies, on September 26, 2002, the Board of Directors determined to cease for the foreseeable future investigating or consummating further investment and acquisition opportunities. The Company had previously announced that it was not actively seeking such investment and acquisition opportunities and that it had reduced its staff and management to a total of two employees. In connection with such cessation of activities, the Company negotiated a severance agreement with Robert G. Tancredi, M.D., the Company's President and Chief Executive Officer, whereby his services ended effective September 30, 2002. Dr. Tancredi's employment agreement had otherwise been scheduled to expire in March 2003, subject to certain severance or renewal requirements. In connection with the severance agreement, the Company agreed to pay Dr. Tancredi $150,000 payable over an eighteen month period and each of the parties otherwise released the other of all other obligations and claims.

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

The Company has written-off its investments in Partner Companies over the last several quarters. The Company believes that the activities of its initial Partner Companies were adversely affected by, among other things, the general economic slowdown in the United States economy and the September 11, 2001 terrorist attacks on the United States.

The only significant noncurrent asset of the Company is its ownership of certain land and buildings in Broward County, Florida. The land and buildings are zoned light industrial and consist of approximately one and one-third acres and three structures that collectively consist of approximately 8,200 square feet. The structures are presently unoccupied and in need of repair. The Company is currently seeking to lease one or more of the structures on an "as is" basis and may, subject to obtaining financing, seek to repair one or more of such structures.

Company Liquidity and Cash Requirements

The Company will need to raise significant capital in order to pursue any acquisition and in order to make further investments in Partner Companies. The Company will also need to obtain additional financing in order to fund its normal operating expenses. Since the fourth quarter of 1999, the Company has funded its operations and its investments in its Partner Companies through proceeds from its Majority Stockholder pursuant to the Funding Commitment described in Note 5 of the Company's December 31, 2002 consolidated financial statements included in Part II, Item 7 of this Form 10-KSB and certain other working capital loans. Through December 31, 2002, the Company had received approximately $8.5 million of the Funding Commitment. Although, given the cessation of active operations the Company anticipates that the Funding Commitment of its Majority Stockholder will be sufficient to cover operating expenses through 2003, the Company will be required to raise additional capital in order to make any investments or acquisitions or engage in any other business activity.

During the fourth quarter of 2002, the Company consolidated working capital loans received from the Majority Stockholder during 2001 and 2002. A promissory note in the amount of $1,755,711 was issued, representing the then aggregate amount of principal and interest on the loans. The new note bears interest at the prime rate. Principal and interest on the loan is due and payable in one lump sum on January 15, 2004. In addition, the Company borrowed $65,000 and $75,000, respectively, on January 30, 2003 and March 14, 2003 from the Majority Stockholders. These new notes also mature on January 15, 2004 and bear interest at the prime rate.

Because the Company does not have any active business operations to generate cash flow funding for operations once the Funding Commitment is exhausted the Company will need to raise additional cash. There can be no assurance that the Company will be successful in such efforts. Any financing activities by the Company could result in substantial dilution of existing equity positions and increased interest expense. Transaction costs to the Company in connection with any such activities may also be significant.

Changes in Financial Condition and Results of Operations

The discussion below relates to material changes in financial condition during the year ended December 31, 2002 compared with December 31, 2001 and to material changes in results of operations when comparing the years ended December 31, 2002 to December 31, 2001. All amounts in the discussion below are approximate.

Financial Condition at December 31, 2002 Compared to December 31, 2001

Total assets decreased during the year ended December 31, 2002 by approximately $333,000 to approximately $753,000. The decrease in total assets is primarily a result of the write-off of the Company's investments in Healthology, Inc. of approximately $116,000, the investment in Camber of $30,000, and expensing the acquisition costs of an abandoned investment in the amount of approximately $98,000. In addition, due from related party decreased by $72,000 as a result of the Company collecting amounts due. Property and equipment decreased approximately $46,000 as a result of depreciation and the sale of office equipment and furniture.

Total liabilities increased during the year ended December 31, 2002 by approximately $1.4 million to approximately $2.7 million. The increase in liabilities is primarily a result of additional working capital loans from the Majority Stockholder and accrued interest of approximately $1.5 million.

Results of Operations for the Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Excluding the write-off's of certain Company's investments which are discussed above, operating expenses for the year ended December 31, 2002 decreased by approximately $278,000 from the year ended December 31, 2001. The decrease is primarily due to the reduction in professional fees of approximately $228,000.

Net loss for 2002 decreased by approximately $5.2 million over the comparable 2001 period, primarily due to the write-off of the Company's investments in VisualPlex ($253,000), Healthology ($1.4 million), and Camber ($1.8 million) in 2001, and partially effected by the aggregate write-offs of the remaining carrying values of these investments of $146,000 in 2002. In addition, the Company accounted for the investment in Healthology under the equity method for part of 2001 and recorded its equity in the loss of Healthology of approximately $1.9 million in 2001. During 2002, the Company accounted for its investment in Healthology under the cost method.

The Company completed its investment in Healthology during March 2000. Following such investment, and pursuant to the equity method of accounting, the Company began recording its equity in the loss of Healthology during the year as set forth below.

                                                     Three Months Ended (Unaudited)                         Year Ended
                                      ----------------------------------------------------------------
                                      Dec. 31, 2001   Sep. 30, 2001     June 30, 2001    Mar. 31, 2001     Dec. 31, 2001
                                      -------------   -------------     -------------    -------------     -------------
Healthology net loss                    $ (553,000)   $ (1,069,000)      $(1,071,000)     $(2,300,000)    $  (4,993,000)
                                      ==================================================================================

Company's proportionate share of
Healthology's net loss                    (135,000)       (191,000)         (192,000)        (383,000)         (901,000)

Amortization of amount by which
the carrying value of the
Company's investment in
Healthology exceeds its share of
the underlying net assets of
Healthology                                     --        (332,000)         (336,000)        (329,000)         (997,000)
                                      ----------------------------------------------------------------------------------

Equity in the loss of Healthology       $ (135,000)   $   (523,000)      $  (528,000)     $  (712,000)    $  (1,898,000)
                                      ==================================================================================

During 2001, the Company's equity in the loss of Healthology included amortization of the amount by which the Company's carrying value exceeded its share of the underlying net assets of Healthology. Such amount has been amortized on a straight-line basis over five years as an adjustment to the Company's share of Healthology's net income or loss. During 2002, the Company no longer had the ability to exert significant influence over Healthology and began accounting for this investment under the cost method.

Generally, pursuant to the equity method of accounting, when a Company's ownership interest in an investee drops below 20%, the equity method of accounting is no longer applicable and the Company uses the cost method of accounting. Under the cost method, investments are stated at the lower of cost or net realizable value and no charge is recorded for the Company's equity in income or loss of the investee. Since March 1, 2001, the Company's interest in the issued equity securities of Healthology has been approximately 18%. Despite this lower ownership interest, the Company had continued to exercise significant influence over the operations of Healthology through December 31, 2001, primarily by virtue of the Company's contractual right to maintain two seats on Healthology's Board of Directors and a certain "Super-Voting Right" with regard to the election of directors (which right expired on December 31, 2001). Accordingly, as discussed above, during 2002 the Company accounted for its investment in Healthology under the cost method. In addition, Healthology was unsuccessful in its endeavors to form a merger or joint venture arrangement, and suffered continued losses amounting to approximately $988,000. As a result, the Company wrote-off the remaining investment in the quarter ended December 31, 2002. The write-off is included in the accompanying consolidated statement of operations for December 31, 2002.

Critical Accounting Estimates

The application of GAAP involves the exercise of varying degrees of judgment. While the resulting accounting estimates will, by definition, not always precisely equal the related actual results, some of these estimates involve more judgment than others.

Accounting for the Impairment or Disposal of Long-Lived Assets

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FASB Statement No. 144 addresses significant issues relating to the implementation of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in FASB Statement No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. FASB Statement No. 144 also modifies the accounting and disclosure rules for discontinued operations. The standard was adopted on January 1, 2002, and did not have a material impact on the Company's Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of December 31, 2002, the Company did not have any material off-balance sheet arrangements that have or are reasonably likely to have a material effect on the current or future financial condition, revenue or expenses results of operations, liquidity, or capital resources.

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

Independent Auditors' Report for 2002

Report of Independent Certified Public Accountants for 2001

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002 and 2001

Consolidated Statements of Shareholders' Deficit for the years ended December 31, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001

Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         A change in the Company's independent auditors was previously reported by the Company on a Form 8-K filed on May 3, 2002.




                       THIS SPACE INTENTIONALLY LEFT BLANK

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

The information required in response to this Item is incorporated herein by reference from the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2003 Annual Meeting of Stockholders.


ITEM 10. EXECUTIVE COMPENSATION

The information required in response to this Item is incorporated herein by reference from the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2003 Annual Meeting of Stockholders.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in response to this Item is incorporated herein by reference from the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2003 Annual Meeting of Stockholders.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this Item is incorporated herein by reference from the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2003 Annual Meeting of Stockholders.



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

10.14 Promissory Note dated September 28, 2001, in the principal amount of $712,500, executed by Parkson Property LLC. (12)

10.15 Mortgage Deed dated September 28, 2001, by Parkson Property LLC in favor of Bay Colony Associates, Ltd. (12)

10.16 Termination agreement dated September 30, 2002, relating to the termination of the Executive Employment Agreement of Chief Executive Officer.(13)

10.17 Promissory Note dated November 5, 2002, in the principal amount of $1,755,710.65, issued to the M. L. Pearce 1998 Irrevocable Trust, replacing certain promissory notes issued in 2001 and 2002. (14)

10.18 Promissory Note dated January 30, 2003, in the principal amount of $65,000 issue to the M. Lee Pearce 1998 Irrevocable Trust.

10.19 Promissory Note dated March 14, 2003, in the principal amount of $75,000 issue to the M. Lee Pearce 1998 Irrevocable Trust.

21          Subsidiaries of the Registrant.

99          Certification of Periodic Financial Report Pursuant to 18 U.S.C.
            Section 1350

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

(12) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 000-05667), as filed October 18, 2001.

(13) Incorporated by reference from an exhibit to the Company's Quarterly Report on Form 8-K (File No. 000-05667), as filed on September 30, 2002.

(14) Incorporated by reference from an exhibit to the Company's Quarterly Report on Form 10-QSB (File No. 000-05667), as filed on November 14, 2002.

(b)   Reports on Form 8-K

      None

ITEM 14. CONTROLS AND PROCEDURES

The Company maintains systems of disclosure controls and procedures and internal controls and procedures for financial reporting designed to provide reasonable assurance as to the reliability of its published financial statements and other disclosures included in this Annual Report on Form 10-KSB. The Board of Directors, operating through its audit committee, provides oversight to the financial reporting process.

The Acting Principal Executive Officer and the Acting Principal Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and included controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Acting Principal Executive Officer and the Acting Principal Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosures.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LE@P TECHNOLOGY, INC.


                                    By: /s/ Timothy C. Lincoln
                                        ----------------------------------------
                                         Timothy C. Lincoln,
                                         Acting Principal Executive Officer


                                    By: /s/ Mary E. Thomas
                                        ----------------------------------------
                                         Mary E. Thomas,
                                         Acting Principal Financial Officer

Dated: March 31, 2003



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

           SIGNATURE                      TITLE                       DATE

/s/ Timothy C. Lincoln          Acting Principal Executive       March 31, 2003
-----------------------------     Officer and Director
    Timothy C. Lincoln



/s/ M. Lee Pearce, MD           Chairman of the Board            March 31, 2003
-----------------------------     of Directors
M. Lee Pearce, MD


/s/ Jose B. Valle               Director                         March 31, 2003
-----------------------------
Jose B. Valle


/s/ Laurence Brody              Director                         March 31, 2003
-----------------------------
Laurence Brody


/s/ Robert G. Tancredi, M.D.    Director                         March 31, 2003
-----------------------------
Robert G. Tancredi, M.D.

               CERTIFICATION OF ACTING PRINCIPAL EXECUTIVE OFFICER


I, Timothy C. Lincoln, certify that:

1.    I have reviewed this annual report on Form 10-KSB of Le@P Technology, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-4 and 15d-14) for the registrant and have;

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
      c) presented in this annual report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to recorded, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003


/s/ Timothy C. Lincoln
Timothy C. Lincoln
Acting Principal Executive Officer

               CERTIFICATION OF ACTING PRINCIPAL FINANCIAL OFFICER


I, Mary E. Thomas, certify that:

1.    I have reviewed this annual report on Form 10-KSB of Le@P Technology, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-4 and 15d-14) for the registrant and have;

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to recorded, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003


/s/ Mary E. Thomas
Mary E. Thomas
Acting Principal Financial Officer

                                   "Exhibit F"

                          INDEX TO FINANCIAL STATEMENTS


Le@P Technology, Inc.                                                                              PAGE
                                                                                                   ----
Independent Auditors' Report for 2002.....................................................         F-2

Report of  Independent Certified Public Accountants for 2001..............................         F-3

Consolidated Balance Sheets as of December 31, 2002 and 2001..............................         F-4

Consolidated Statements of Operations for the years ended December 31, 2002 and 2001 .....         F-6

Consolidated Statements of Shareholders' Deficit for the years ended
   December 31, 2002 and  2001............................................................         F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001......         F-8

Notes to Consolidated Financial Statements................................................         F-9

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Le@P Technology, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Le@P Technology, Inc. and Subsidiaries as of December 31, 2002 and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Le@p Technology, Inc. and Subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Berkowitz Dick Pollack & Brant LLP

Fort Lauderdale, Florida

March 14, 2003

               Report of Independent Certified Public Accountants


To the Board of Directors
Le@P Technology, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Le@P Technology, Inc. and subsidiaries as of December 31, 2001 and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Le@P Technology, Inc. and subsidiaries as of December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

West Palm Beach, Florida
February 8, 2002

 Le@P Technology, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                          December 31,
                                                      2002            2001
                                                  --------------------------
Assets
Current assets:
   Cash                                           $   68,911      $   26,509
   Due from related party                              2,563          74,563
   Prepaid expenses and other current assets          28,344          37,297
                                                  --------------------------
Total current assets                                  99,818         138,369

Investment in Healthology, Inc.                           --         115,625
Investment in Camber Companies, LLC                       --          30,000
Property and equipment, net                          652,358         698,802
Acquisition costs                                         --          98,299
Other assets                                             700           4,503
                                                  --------------------------
Total assets                                      $  752,876      $1,085,598
                                                  ==========================

See notes to consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

                     Consolidated Balance Sheets (continued)

                                                                 December 31
                                                             2002           2001
                                                        ---------------------------
Liabilities and shareholders' (deficit)
Current liabilities:
   Accounts payable                                     $      9,504   $     96,037
   Accrued professional fees                                  63,057        143,315
   Accrued compensation and related liabilities              155,408        120,383
                                                        ---------------------------
Total current liabilities                                    227,969        359,735

Long-term notes payable to related party                   2,399,211        937,500

Long-term accrued interest payable to related party           62,321             --
                                                        ---------------------------
Total liabilities                                          2,689,501      1,297,235

Commitments and contingencies

Shareholders' (deficit):
   Preferred stock, par value $0.001 per share;
      Authorized 25,000,000 shares. Issued and
      outstanding 2,170 shares at December 31, 2002
      and 2001                                             2,170,000      2,170,000
   Class A common stock, par value $0.20 per share
      Authorized 99,975,000 shares. Issued 33,766,053
      shares at December 31, 2002 and 2001                 6,753,211      6,753,211
   Class B common stock, par value $0.20 per share
      Authorized, issued and outstanding 25,000 shares
      at December 31, 2002 and 2001                            5,000          5,000
   Additional paid-in capital                             26,401,913     26,401,913
   Accumulated deficit                                   (37,217,289)   (35,492,301)
   Treasury stock, at cost, 84,850 shares at December
      31, 2002 and 2001                                      (49,460)       (49,460)
                                                        ---------------------------
Total shareholders' (deficit)                             (1,936,625)      (211,637)
                                                        ---------------------------
Total liabilities and shareholders' (deficit)           $    752,876   $  1,085,598
                                                        ===========================


See notes to consolidated financial statements.

                     Le@P Technology, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                                                             Year ended December 31
                                                              2002            2001
                                                         -----------------------------
Revenue                                                  $         --     $         --
                                                         -----------------------------
Expenses:
      Salaries and benefits                                   693,061          718,947
      Professional fees                                       317,592          545,721
      General and administrative                              369,964          394,243
      Write-off of acquisition costs                           98,299               --
      Write-off of investments                                145,624        3,422,970
                                                         -----------------------------
Total expenses                                              1,624,540        5,081,881
                                                         -----------------------------

Operating loss                                             (1,624,540)      (5,081,881)

Interest income                                                   517            7,640
Interest expense                                             (100,965)              --

Equity in loss of Healthology, Inc.                                --       (1,898,000)
                                                         -----------------------------

Net loss                                                 $ (1,724,988)    $ (6,972,241)
                                                         ==============================

Net loss attributable to common shareholders             $ (1,941,988)    $ (7,189,241)
                                                         ==============================
Basic and diluted net loss attributable to common
   shareholders per share:
      Net loss                                           $      (0.05)    $      (0.21)
                                                         ==============================
      Net loss attributable to common shareholders       $      (0.06)    $      (0.21)
                                                         ==============================

Basic and diluted weighted average shares outstanding      33,706,203       33,556,779
                                                         ==============================


See notes to consolidated financial statements.

                     Le@P Technology, Inc. and Subsidiaries

               Consolidated Statements of Shareholders' (Deficit)

                                   Preferred           Class A and Class B
                                     Stock                Common Stock        Additional
                              ---------------------------------------------     Paid-in     Accumulated     Treasury
                              Shares      Amount      Shares      Par Value     Capital        Deficit        Stock         Total
                              -----------------------------------------------------------------------------------------------------
Balance at December 31, 2000   2,170   $2,170,000   33,414,863   $6,682,973   $24,502,151   $(28,520,060)   $(49,460)   $ 4,785,604
Issuance of Class A common
  stock                           --           --      376,190       75,238     1,899,762             --          --      1,975,000
Net loss                          --           --           --           --            --     (6,972,241)         --     (6,972,241)
                              -----------------------------------------------------------------------------------------------------
Balance at December 31, 2001   2,170    2,170,000   33,791,053    6,758,211    26,401,913    (35,492,301)    (49,460)      (211,637)
Net loss                          --           --           --           --            --     (1,724,988)         --     (1,724,988)
                              -----------------------------------------------------------------------------------------------------
Balance at December 31, 2002   2,170   $2,170,000   33,791,053   $6,758,211   $26,401,913   $(37,217,289)   $(49,460)   $(1,936,625)
                              -----------------------------------------------------------------------------------------------------

 See notes to consolidated financial statements.

                     Le@P Technology, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                                                                  Year ended December 31
                                                                                   2002            2001
                                                                               ---------------------------
Cash flows from operating activities:
Net loss                                                                       $(1,724,988)    $(6,972,241)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                     36,580          29,809
   Equity in loss of Healthology, Inc.                                                  --       1,898,000
   Write-off of investments                                                        145,625       3,422,970
   Write-off of acquisition costs                                                   98,299              --
   Changes in operating assets and liabilities:
     Due from related party                                                         72,000         (45,000)
     Prepaid expenses and other current assets                                       8,953             976
     Other assets                                                                    3,803           5,070
     Accounts payable                                                              (86,533)         70,669
     Accrued interest payable to related party                                      62,321              --
     Accrued compensation and related liabilities                                   35,025         (82,495)
     Accrued professional fees                                                     (80,258)         49,215
                                                                               ---------------------------
Net cash used in operating activities                                           (1,429,173)     (1,623,027)
                                                                               ---------------------------

Cash flows from investing activities
Capitalized acquisition costs                                                           --         (98,299)
Investment in VisualPlex Corp.                                                          --        (253,367)
Investment in Healthology, Inc.                                                         --      (1,000,000)
Proceeds from sale of property and equipment                                         9,864              --
                                                                               ---------------------------
Net cash provided by (used in) investing activities                                  9,864      (1,351,666)
                                                                               ---------------------------

Cash flows from financing activities
Proceeds from note payable to related party                                      1,461,711         375,000
Principal payments on note payable to related party                                     --         (37,500)
Issuance of Class A Common Stock                                                        --       1,975,000
                                                                               ---------------------------
Net cash provided by financing activities                                        1,461,711       2,312,500
                                                                               ---------------------------

Net change in cash                                                                  42,402        (662,193)
Cash at beginning of year                                                           26,509         688,702
                                                                               ---------------------------
Cash at end of year                                                            $    68,911     $    26,509
                                                                               ===========================
Supplemental disclosure of cash flow information:
Cash paid during the year for:
     Interest                                                                  $        --     $        --
                                                                               ===========================
     Income tax                                                                $        --     $        --
                                                                               ===========================
Supplemental schedule of non-cash investing and financing activities:

Purchase of property in exchange for notes payable to related party            $        --     $   600,000
                                                                               ===========================


See notes to consolidated financial statements.

1.    The Company

Le@P Technology, Inc. and Subsidiaries ("Le@P" or the "Company"), formerly known as Seal Holdings Corporation and Subsidiaries, is a holding company that was formerly focused on the acquisition of, and strategic investments in, companies providing services in health care and life sciences (with particular interest in information technology companies). During 2000, the Company changed its name from Seal Holdings Corporation to Le@P Technology, Inc. On September 26, 2002, the Board of Directors determined to cease for the foreseeable future investigating or consummating further investment and acquisition opportunities and continue to downsize the Company's operations and staff.

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


2.    Summary of Significant Accounting Policies

Consolidation

The accompanying financial statements include the accounts of Le@P Technology, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Investments in investment or acquisition candidates ("Partner Companies") in which Le@P owns 50% or less of the outstanding voting securities, and in which significant influence is exercised, are accounted for under the equity method. Significant influence is presumed at a 20% ownership level; however, Le@P applies the equity method for investments in which it acquires less than 20% of the voting interest if it exerts significant influence through representation on the investee's Board of Directors or through other means. All other investments for which the Company does not have the ability to exercise significant influence are accounted for on the cost method. Such investments are stated at the lower of cost or net realizable value. During 2002, the Company accounted for its investments under the cost method. Prior to January 1, 2002, the Company had accounted for its investment in Healthology, Inc. under the equity method.

Partner Company Investments

Under the equity method, the Company's proportionate share of Partner Company's net income or loss is included in the Company's Consolidated Statements of Operations. Prior to 2002, the amount by which the Company's carrying value exceeded its share of the underlying net assets of a Partner Company accounted for under the equity method was amortized on a straight-line basis over 2.5 years as an adjustment to the Company's share of the Partner Company's net income or loss. During 2002, SFAS No. 142, Goodwill and Intangible Assets, became effective, which no longer requires that goodwill be amortized. Had SFAS No. 142 been effective during 2001, the Company's net loss would have been approximately $5,974,000.

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations and Statement No. 142, Intangible Assets. FASB Statement No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated before July 1, 2001. FASB Statement No. 142 further clarifies the criteria to recognize intangible assets separately from goodwill and promulgates that goodwill and certain intangible assets not be amortized including goodwill related to investments accounted for under the equity method. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. These standards will apply to the Company beginning January 1, 2002 for existing intangible assets and July 1, 2001 for business combinations completed after June 30, 2001. These statements have not had an impact on the Company's financial condition or results of operations.

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FASB Statement No. 144 addresses significant issues relating to the implementation of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in FASB Statement No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. FASB Statement No. 144 also modifies the accounting and disclosure rules for discontinued operations. The standard was adopted on January 1, 2002, and did not have a material impact on the company's Consolidated Financial Statements.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FASB Statement No. 145 updates, clarifies, and simplifies existing accounting pronouncements. FASB Statement No. 145 rescinds FASB Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. FASB Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980. Because the transaction has been completed, FASB Statement 44 is no longer necessary. FASB Statement 145 amends FASB Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accouted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transactions that have similar economic effects. The adoption of FASB Statement No. 145 has not had a material impact on the Company's consolidated financial statements.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which supercedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FASB Statement No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The Company will adopt FASB No. 146 for exit or disposal activities that are initiated after December 31, 2002. The Statement is not expected to have an impact on the Company's financial conditions or result of operations.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock Based Compensaiton-Transition and Disclosure-an amendment of FASB Statement No. 123." FASB Statement No. 148 amends FASB Statement 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FASB Statement No. 148 amends the disclosure requirements to FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted FASB Statement No. 148 effective December 1, 2002 and have provided the disclosures required under FASB Statement No. 148 as follows:

The weighted average fair value per share of options granted by the Company during 2002 was $0.29. The fair value of options granted was estimated at the date of grant using the Black-Scholes Valuation Method with the following assumptions; risk free interest rate of 4.75%, no expected dividends, weighted average expected life of 5 years for 2002, and volatility of 1.88. There were no options granted during 2001.

The Company applies APB No. 25 and related interpretations in accounting for stock options granted to employees. Had compensation cost been recognized consistent with SFAS No. 123, the Company's net loss, net loss attributable to common shareholders, net loss per common share, and net loss attributable to common shareholders per share would have been reduced to the pro forma amounts indicated below.

                                                       Year ended December 31,
                                                           2002         2001
                                                       ------------------------

Pro-forma net loss                                     $(2,035,705) $(7,916,961)

Pro-forma loss attributable to common shareholders     $(2,252,705) $(8,133,961)

Pro-forma net loss per common share                    $     (0.06) $     (0.24)

Pro-forma loss attributable to
   Common shareholders per share                       $     (0.07) $     (0.24)

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from 3-9 years.

Long-Lived Assets

The carrying value of the Company's long-lived assets, including investments, is reviewed periodically by management to determine if the facts and circumstances suggest potential impairment. If this review indicates that these costs will not be recoverable, as determined based on the expected undiscounted cash flows of the entity over the remaining amortization period, the carrying value of these costs is reduced to fair value and an impairment loss is recognized. As more fully disclosed in Note 4, the Company's investments were written down during 2001 and 2002 as a result of this impairment analysis.

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

Stock Based Compensation

The Company accounts for employee stock options using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). The Company follows the disclosure provisions of Statement of Financial Accounting Standards, No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and for valuing common stock equivalents issued to non employees. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the corporation's stock at the date of the grant over the exercise price of the option.

3.    Operating Losses and Cash Flow Deficiencies

The Company has experienced operating losses and deficiencies in operating cash flows. Until the Company has operations or other revenue generating activities to be self sufficient, the Company will remain dependent upon other sources of capital. In the past, such capital has come from the Company's Majority Stockholder.

On September 30, 1999, the Company's Chairman and majority stockholder agreed to provide Le@P, directly or through his affiliates (collectively, the "Majority Stockholder"), funding of up to $10,000,000 to be used to fund working capital requirements and future acquisitions, as approved by the Company's Board of Directors (the "Funding Commitment") and as further discussed in Note 5 herein. Through December 31, 2002, the Company had received $8,475,000 of the Funding Commitment and working capital notes aggregating $1,836,711 from the Majority Stockholder. The notes are not part of the Funding Commitment. As of December 31, 2002, $1,525,000 was available to the Company pursuant to the Funding Commitment. Subsequent to December 31, 2002, the Company received an additional $140,000 in working capital notes from the Majority Stockholder. These notes are not part of the Funding Commitment.

Although the Company anticipates that the balance of the Funding Commitment of its Majority Stockholder will be sufficient to cover operating expenses through the next twelve months, the Company will be required to raise additional capital in order to make any investments or acquisitions.

4.    Investments

Healthology

On March 27, 2000, the Company purchased an approximate 21% interest in the issued shares of Healthology (such interests have been computed on an as-converted basis). Healthology is a privately held, health-media company based in New York, NY that produces and distributes original healthcare content generated by health professionals. The Company acquired approximately 3,200,000 shares of Healthology Series A Convertible Voting Preferred Stock ("Healthology Preferred Shares") at a total cost of approximately $3,500,000. The Company obtained the funds for the Healthology acquisition through a capital contribution from its Majority Stockholder pursuant to the Funding Commitment described in Note 5 herein.

On February 5, 2001, Healthology exercised a put option and Le@P purchased 800,000 shares of Healthology common stock for $1,000,000.

During 2001 Le@P had the ability to exert significant influence over the operations of Healthology through a Super- Voting Right. Although Le@P had less than a 20% interest in Healthology during 2001, Le@P accounted for its investment in Healthology under the equity method as a result of the Super-Voting Right and the ability to exert significant influence over Healthology. The Super-Voting Right expired on December 31, 2001, subsequent to which Le@P accounted for its investment in Healthology under the cost method beginning in 2002.Under the cost method, investments are stated at the lower of cost or net realizable value and no charge is recorded for the Company's equity in the income or loss of the investee.

Presented below is selected financial information for Healthology for the year ended December 31, 2001.


                                          Year Ended
                                         December 31,
                                             2001
                                       ----------------
     Net revenues                        $ 2,784,000

     Gross loss                             (196,000)

     Net loss                             (4,993,000)

     Current assets                          961,000

     Non-current assets                    1,336,000

     Current liabilities                   1,092,000

     Non-current liabilities                  57,000


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

The audited financial statements of Healthology as of and for the year ended December 31, 2000 contained a going concern explanatory paragraph and its financial statements as of and for the year ended December 31, 2001 reflected a net loss of approximately $5.0 million. Healthology's plans for the years ended December 31, 2002 and 2001, included raising additional equity or debt finance, investigating the possibility of merger or joint venture arrangements to obtain additional sources of funds, and scaling back operations. Healthology was unsuccessful in such endeavors to obtain financing and continues to experience significant losses. As a result of these factors, the Company believed its investment in Healthology was materially impaired and further reduced the value of its investment by $1,354,358 during 2001. During 2002, Healthology was unsuccessful in its endeavors to form a merger or joint venture arrangement, and suffered continued losses amounting to approximately $988,000. Accordingly, the Company wrote-off its remaining investment of approximately $115,000. The write-off is included in the write-off of investments in the accompanying consolidated statement of operations. The Company's investment in Healthology is illiquid in nature and cannot be readily sold.

Camber

The Company has a 6% interest in Camber Companies, LLC ("Camber"). Camber operated clinics specializing in multidisciplinary, musculoskeletal care in Florida and California. The Company accounts for its investment in Camber under the cost method.

Camber has been unable to successfully execute its business plans and will potentially be required to obtain significant additional funding in the near future to continue its operations. In addition, recent attempts by the Company to sell its investment in Camber have been unsuccessful and have caused the Company to assess the recoverability of this investment. During the quarter ended September 30, 2001, the Company concluded that the carrying value of its investment in Camber was impaired and wrote-off $1,815,245 of this investment. Camber continued to be unsuccessful in raising additional capital, and the Company concluded that the carrying value of its investment in Camber was impaired and wrote-off the remaining investment carrying value of $30,000 in the quarter ended March 31, 2002. In July 2002, Camber ceased operations. The write-off's are included in write-off of investments in the accompanying consolidated statements of operations.

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

5.   Funding Commitment

In connection with the Funding Commitment, through December 31, 2002, the Majority Stockholder contributed $8,475,000 to the Company. Of this amount, approximately $4,544,000 was to fund the investment in Healthology and related transaction expenses, approximately $250,000 was to fund the VisualPlex transaction, and $3,681,000 was to fund operating expenses. In consideration of these contributions, the Company issued 1,614,284 shares of the Company's Class A Common Stock at a purchase price of $5.25 per share.

As of December 31, 2002, an additional $1,525,000 (the "Additional Funds") was available to the Company pursuant to the Funding Commitment. On March 30, 2000, the Board of Directors of the Company and the Majority Stockholder agreed that all funds contributed pursuant to the Funding Commitment including such Additional Funds, represent a subscription for additional shares of the Company's Class A Common Stock at $5.25 per share (an aggregate of 290,476 shares when the remaining $1,525,000 is contributed).

6.    Property and Equipment

         Property and equipment consists of the following:

                                               December 31,
                                             2002        2001
                                          --------------------

         Land                             $510,000    $510,000
         Buildings                          90,000      90,000
         Leasehold improvements             17,842      17,842
         Equipment and software             49,524      59,100
         Furniture and fixtures             84,553      95,732
                                          --------------------
                                           751,919     772,674
         Less accumulated depreciation      99,561      73,872
                                          --------------------
                                          $652,358    $698,802
                                          ====================

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

Employment Contracts

During April 1999, the Company entered into an employment contract with its Chief Executive Officer. This contract was for an initial period of three years and included base salary plus bonuses. The Company negotiated a severance agreement with Robert G. Tancredi, M.D., the Company's President and Chief Executive Officer, whereby his services would end effective September 30, 2002. Dr. Tancredi's employment agreement had otherwise been scheduled to expire in March 2003, subject to certain severance or renewal requirements. In connection with the severance agreement, the Company agreed to pay Dr. Tancredi $150,000 payable over an eighteen month period and each of the parties otherwise released the other of all other obligations and claims. A balance amounting to approximately $135,000 is included in accrued compensation and related liabilities in the accompanying balance sheet at December 31, 2002 relating to the severance accrual.

On September 30, 1999, the Company assumed an employment contract for its Chief Information Officer. The Company terminated the Chief Information Officer effective July 31, 2002, and in accordance with the employment contract agreed to pay six month's severance. A balance amounting to approximately $20,000 is included in accrued compensation and related liabilities in the accompanying balance sheet at December 31, 2002 relating to the severance accrual.

8.    Related Party Transactions

The Company's Majority Stockholder, directly or indirectly, owns a number of real estate entities with which the Company has done or currently does business. At December 31, 2002, the Company was leasing administrative office space from one such real estate entity. Future minimum lease payments under this operating lease agreement are as follows:


              Year Ending December 31,
              -----------------------
               2003                    $43,000
               2004                     32,000
                                       -------
              Total                    $75,000
                                       =======

Rent expense under operating leases was approximately $46,000 and $61,000 for the years ended December 31, 2002 and 2001, respectively.

Due from related party represents amounts due from the Company's Majority Stockholder in relation to certain services performed on his behalf by one of the Company's employees.

During the fourth quarter of 2002, the Company consolidated the working capital notes made by the Majority Stockholder in 2001 and 2002 into one promissory note in the amount of $1,755,711 the then aggregate amount of principal and accrued interest on the notes. The note is unsecured, bears interest at the prime rate(4.25% at December 31, 2002), and is due January 15, 2004. Subsequent to December 31, 2002, the Company received additional working capital notes amounting to $140,000 from the Majority Stockholder. These notes are unsecured, bear interest at the prime rate, and are also due January 15, 2004.

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

The land and buildings are zoned light industrial and consist of approximately one and one-third acres and three structures that collectively consist of approximately 8,200 square feet. The structures are presently unoccupied and in need of repair. The Company is currently seeking to lease one or more of the structures on an "as is" basis and may, subject to obtaining financing, seek to repair one or more of such structures.

The interest expense included in the 2002 consolidated financial statements relate to interest charges due to the Majority Stockholder.

9.    Stock Based Compensation

Options may be granted to Company employees, directors and consultants under various stock option plans. All options granted under the plans through December 31, 2002 have been at prices which have been equal to or greater than the fair market value of the Company's common stock at the date of grant. At December 31, 2002, the Company had reserved 2,947,500 shares of Class A common stock for possible future issuance under its stock option plans. Option activity under the Company's plans is summarized below:

                                                            2002                                  2001
                                           ----------------------------------       ----------------------------------
                                                             Weighted Average                         Weighted Average
                                              Shares          Exercise Price          Shares           Exercise Price
                                           ----------------------------------       ----------------------------------
Outstanding at beginning of year            2,502,500           $     2.14           2,525,000           $     2.15
Options granted                               500,000                 1.90                  --                   --
Options forfeited                          (1,105,000)                2.60             (22,500)                3.00
                                           ----------------------------------       ----------------------------------
Outstanding at end of year                  1,897,500           $     1.81           2,502,500           $     2.14
                                           ==================================       ==================================
Options exercisable at year-end             1,897,500           $     1.81
Shares available for future grant           3,147,500


The following table summarizes information about stock options outstanding at December 31, 2002.

                                   Stock Options Outstanding                  Stock Options Exercisable
                       -------------------------------------------------- -----------------------------------
                                          Weighted
                                          Average           Weighted                            Weighted
                         Number of       Remaining          Average          Number of          Average
Exercise Price            Options     Contractual Life   Exercise Price       Options        Exercise Price
---------------------- -------------- ----------------- ----------------- ----------------- -----------------
        $0.50                300,000        4.2                    $0.50           300,000             $0.50
        $1.00                240,000        8.4                    $1.00           240,000             $1.00
        $1.75              1,305,000        3.6                    $1.75         1,305,000             $1.75
        $3.00                 52,500        7.2                    $3.00            52,500             $3.00
                           ---------                                             ---------
$0.50 - $3.00              1,897,500        4.4                    $1.55         1,897,500             $1.55
                           =========                                             =========

10.   Loss Per Share

Options were not included in the computation of net loss per share and net loss per share attributable to common stockholders for the years ended December 31, 2002 and 2001 because their effect would have been anti-dilutive.

A reconciliation of net loss per share to net loss per share attributable to common stockholders is as follows:

                                                                       Year Ended December 31,
Numerator:                                                              2002             2001
                                                                   -----------------------------
    Net loss                                                       $(1,724,988)     $ (6,972,241)
    Dividends (undeclared) on cumulative preferred stock              (217,000)         (217,000)
                                                                   -----------------------------
    Numerator for basic and diluted loss per share - loss
    attributable to common shareholders                            $(1,941,988)     $ (7,189,241)
                                                                   =============================

Denominator:
    Denominator for basic and diluted loss per share: Weighted
    average shares                                                  33,706,203        33,556,779
                                                                   =============================
    Basic and diluted loss per share                               $     (0.05)     $      (0.21)
                                                                   =============================

    Basic and diluted loss per share attributable to common
    shareholders                                                   $     (0.06)     $      (0.21)
                                                                   =============================

11.   Preferred Stock

The Certificate of Incorporation of the Company, as amended, authorizes the issuance of 25,000,000 shares of Preferred Stock, $.001 par value, of which 2,500 shares have been designated as Series B 10% Cumulative Preferred Stock, $.001 par value, (the "Series B Preferred Stock"). The Series B Preferred Stock is nonvoting and nonconvertible. Dividends on the Series B Preferred Stock are cumulative and accrue at a rate of 10% per annum on the preferred stock's stated value of $1,000 per share and must be paid before any dividends may be paid on any other class of common or preferred stock. No other class of common or preferred stock may be redeemed or repurchased nor may the Series B Preferred Stock be altered or modified without the approval of the holders of the Series B Preferred Stock. Effective November 15, 1999, the Company issued, 2,170 shares of the Series B Preferred Stock to the majority shareholder in exchange for $2,170,000, which had previously been contributed to the Company. At December 31, 2002, dividends of $717,500 were accumulated on the Series B Preferred

Stock. Such amount will be accrued and charged to retained earnings, if any, or additional paid-in capital when declared by the Company's Board of Directors.

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

                                                Year ended December 31
                                                 2002            2001
                                            ----------------------------
       Deferred tax assets:
       Net operating loss carryforwards     $ 2,751,779      $ 2,297,780
       Accruals                                  81,837           34,868
       Stock-based compensation                  29,991           29,991
       Other                                     (9,309)          12,192
                                            ----------------------------
       Deferred tax assets                    2,854,299        2,374,831
       Less valuation allowance              (2,854,299)      (2,374,831)
                                            ----------------------------
       Net deferred tax assets              $        --      $        --
                                            ============================

A reconciliation from the U.S. Statutory federal income tax rate to the effective income tax rate (benefit) follows:

                                                       2002        2001
                                                      -----       -----
       U.S. Federal Statutory rate                    34.00%      34.00%
       State income taxes, net of federal benefit      3.63        3.63
       Change in valuation allowance                 (27.80)     (10.24)
       Non-deductible items                           (3.21)     (27.32)
       Other                                          (6.62)      (0.08)
                                                      -----------------
                                                       0.00%       0.00%
                                                      =================

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of the evidence, both positive and negative, management has determined that a $2,854,299 valuation allowance at December 31, 2002 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $479,468. At December 31, 2002, the Company has available net operating loss carryforwards of approximately $7,313,000 of which approximately $1,078,000 expire from 2010 to 2012 with the remainder expiring during 2019 through 2022.


13.   Class B Common Stock

The Company has 25,000 shares of Class B Common Stock outstanding. Such shares are held by an affiliate of the Company's majority shareholder and enable the holder to elect a majority of the Board of Directors of the Company, otherwise the Class B Common Stock is identical to the Company's Class A Common Stock.

14.   Valuation and Qualifying Accounts

A summary of the activity in the Company's valuation and qualifying accounts is as follows:

                                                  Balance at       Charged to                                     Balance at
                                                 Beginning of      Costs and                         Other          End of
               Description                         Period           Expenses       Writeoff's       Changes         Period
Deferred tax asset valuation allowance

Year ended December 31, 2001                      $1,657,743        717,088           --              --          $2,374,831
Year ended December 31, 2002                      $2,374,831        479,468           --              --          $2,854,299


15.   Subsequent Event

During the first quarter of 2003, the Majority Stockholder loaned the Company $140,000 evidenced by two promissory notes, which bear interest at the prime rate. Principal and interest on the notes are due and payable in one lump sum on the maturity date of January 15, 2004. The proceeds of the notes are being used for working capital purposes. These notes are unsecured.

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

        10.13       Promissory Note dated September 28, 2001, in the principal amount of
                    $37,500, executed by Parkson Property LLC. (12)

        10.14       Promissory Note dated September 28, 2001, in the principal amount of
                    $712,500, executed by Parkson Property LLC. (12)

        10.15       Mortgage Deed dated September 28, 2001, by Parkson Property LLC in favor of Bay Colony Associates, Ltd. (12)

        10.16       Termination agreement dated September 30, 2002, relating to the termination of the Executive Employment Agreement of Chief Executive
                    Officer.(13)

        10.17       Promissory Note dated November 5, 2002, in the principal amount of
                    $1,755,710.65, issued to the M. L. Pearce 1998 Irrevocable Trust, replacing certain promissory notes issued in 2001 and 2002. (14)

        10.18       Promissory Note dated January 30, 2003, in the principal amount of
                    $65,000 issue to the M. Lee Pearce 1998 Irrevocable Trust.

        10.19       Promissory Note dated March 14, 2003, in the principal amount of
                    $75,000 issue to the M. Lee Pearce 1998 Irrevocable Trust.

        21          Subsidiaries of the Registrant.

        99          Certification of Periodic Financial Report Pursuant to 18 U.S.C.
                    Section 1350

-------

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

      (12) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 000-05667), as filed October 18, 2001.

      (13) Incorporated by reference from an exhibit to the Company's Quarterly Report on Form 8-K (File No. 000-05667), as filed on September 30, 2002.

      (14) Incorporated by reference from an exhibit to the Company's Quarterly Report on Form 10-QSB (File No. 000-05667), as filed on November 14, 2002.