Form 10KSB/A
period 2001-12-31
LEAP TECHNOLOGY INC / DE
filed 2003-04-29
CIK 110027

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

The aggregate market value of the common equity held by non-affiliates as of April 15, 2003 was approximately $17 thousand based on the $0.015 closing bid price for the common stock quoted on the OTC Bulletin Board on such date. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

The number of shares of Class A Common Stock of the issuer outstanding as of April 15, 2003 was 33,681,203. The number of shares of Class B Common Stock of the issuer outstanding as of April 15, 2003 was 25,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format: Yes |_| No |X|

                                EXPLANATORY NOTE

This amendment is being filed in order to provide the information required in Items 9 through 12 of Part III of the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2003. Items 13 and 14 of Part III were filed with the Form 10-KSB.

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

Name                           Age       Position                         Since
M. Lee Pearce, MD              72        Chairman of the Board            April 5, 1999
                                         Class B Director                 April 5, 1999
-------------------------------------------------------------------------------------------------------
Robert G. Tancredi, MD         65        Chief Executive Officer          April 15, 1999-Sept. 30, 2002
                                         Class B Director                 April 2, 1999-July 13, 2001
                                         Class A Director                 July 13, 2001
-------------------------------------------------------------------------------------------------------
Timothy C. Lincoln             44        Class B Director                 July 5, 2000
-------------------------------------------------------------------------------------------------------
Jose B. Valle                  55        Class A Director                 July 5, 2000
-------------------------------------------------------------------------------------------------------
Laurence B. Brody, DDS         71        Class A Director                 July 5, 2000
-------------------------------------------------------------------------------------------------------

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

Robert G. Tancredi, M.D. has served as a Class A and B Director since April 1999. He served as the Company's Chief Executive Officer from April 1999 through September 2002. Dr. Tancredi has also served as the Chief Executive Officer and as a Manager of OH, Inc., a wholly owned subsidiary of the Company since April 1999. From 1985 to 1992, Dr. Tancredi was a member of the Board of Governors of the Mayo Clinic, Rochester, Minnesota. From 1985 to 1996, Dr. Tancredi was a member of the Board of Trustees of the Mayo Foundation. From 1987 to 1992, Dr. Tancredi was a member of the Board of Trustees of the American College of Cardiology. From December 1991 until his retirement as of December 31, 1996, Dr. Tancredi was Chairman of the Board of Governors of the Mayo Clinic, Scottsdale, Arizona. From October 1997 until April 2, 1999, Dr. Tancredi provided consulting services to certain affiliates of the Company and of Dr. Pearce. Dr. Tancredi has also been a Director of Healthology, Inc. since March 2000.

Jose B. Valle has been a senior executive in the banking industry since 1972. From June 2000 to present he has been the Market President Miami-Dade County for BankAtlantic. From January 1997 to May 2000, he was a Senior Vice President of Bank of America. Prior to this position, from April 1991 to October 1996, Mr. Valle served first as CEO of Bank of North America. Until its sale in October 1996 to BankAtlantic, Bank of North America was formerly controlled by Dr. Pearce. From October 1996 to January 1997, Mr. Valle served as President of the Dade County, Florida operations of BankAtlantic. Mr. Valle is active in numerous civic, charitable and professional organizations in South Florida. Mr. Valle received a bachelor in Accounting from the University of Florida and is a Certified Public Accountant.

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

Timothy C. Lincoln is currently legal counsel for Marquette Realty, Inc., a position he has held since September 2000. He has also maintained a private legal practice since October 1998. Mr. Lincoln has served as the Company's Acting Principal Executive Officer since October 2002. From August 1995 to May 1998 he served in various legal and management roles for Marquette Realty, Inc. Marquette Realty, Inc. manages a number of entities that M. Lee Pearce, M.D., the Company's Chairman of the Board and its majority stockholder, is the beneficial owner. Mr. Lincoln also serves as a director for a number of entities which are directly or indirectly owned by Dr. Pearce. From 1993 to 1996, Mr. Lincoln served as a mortgage loan officer for the Bank of North America. Bank of North America was formerly controlled by Dr. Pearce. Mr. Lincoln received a Master of Business Administration Degree in Marketing from the University of New Mexico and received a J.D. degree from the University of Miami School of Law. Mr. Lincoln is a member of the Florida Bar Association.

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

Meetings and Committees of the Board of Directors

The Company's Board of Directors held two meetings during the year ended December 31, 2002. Board members are paid $500 for each meeting attended and reimbursed for associated expenses of attendance at such meetings. The Company's Audit Committee consists of Laurence B. Brody and Jose B. Valle. The Company believes that Mr. Valle is an "audit committee financial expert" within the meaning of Rule 401(e) of Regulation S-B. Mr. Valle is an "independent" director within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. The Audit Committee will review the scope of the accountants' engagement, including the remuneration to be paid, and will review the independence of the accountants. The Audit Committee, with other appropriate personnel, will review the Company's annual financial statements and the independent auditor's report, including significant reporting and operational issues; corporate policies and procedures as they relate to accounting and financial reporting and financial controls; litigation in which the Company is a party; and use by the Company's Executive Officers of expense accounts and other non-monetary perquisites, if any. The Audit Committee may direct the Company's legal counsel, independent auditors and internal audit staff to inquire into and report to it on any matter having to do with the Company's accounting or financial procedures or reporting.

No Director attended fewer than 75% of the meetings of the Board of Directors or of any committee on which such Director served during the year ended December 31, 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain summary information for the years indicated concerning the compensation awarded to, earned by, or paid to (i) those persons serving as the Company's Chief Executive Officer during the 2002 fiscal year, (ii) the other four most highly compensated Executive Officers of the Company who were serving as such at December 31, 2002, and (iii) up to two additional individuals who had served as an Executive Officer of the Company during the 2002 fiscal year but who were not Executive Officers at December 31, 2002, except that persons referred to in clauses (ii) and (iii) above generally are not included in the table if they received total annual salary and bonus of $100,000 or less for 2002. The persons named in this table are collectively referred to as the "Named Executive Officers."

                           SUMMARY COMPENSATION TABLE

                                                                                               Long-Term
                                                         Annual Compensation                  Compensation
                                                                               Other           Securities
                                                                              Annual           Underlying
                                                   Salary       Bonus      Compensation         Options/
     Name and Principal Position       Year         ($)          ($)          ($) (2)           SARs (#)
----------------------------------------------------------------------------------------------------------
Robert G. Tancredi, M.D. (1)(3)        2002          259,615      90,000        $12,000          200,000
Former President and                   2001          300,000     180,000         12,000               -0-
Chief Executive Officer                2000          300,000     270,000         12,000          450,000

Timothy C. Lincoln(4)                  2002              -0-         -0-              -0-         75,000
Acting Principal Executive
Officer

----------------------------------------------------------------------------------------------------------

(1) Dr. Tancredi was appointed President and CEO of the Company on April 15, 1999, and was terminated effective September 30, 2002.

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

(3) Dr. Tancredi is a member of PearTan, LLC of which he and Dr. Pearce are the sole members. PearTan owns 2,000,000 shares of the Company's Class A Common Stock. Pursuant to the applicable governing documents of PearTan, upon any liquidation of PearTan (including the sale of the foregoing 2,000,000 shares) and after return of the members respective capital contributions, Dr. Tancredi is entitled to receive from the proceeds of liquidation an amount which effectively gives him certain economic rights to 300,000 shares plus up to an additional 800,000 shares, subject to vesting. Subject to the satisfaction of certain vesting criteria, Dr. Tancredi's rights in the foregoing 800,000 shares vest at the rate of 200,000 per year on each April. As of December 31, 2002, a total of 800,000 of such shares had vested. "Other Annual Compensation" paid in 2000, 2001 and 2002 consists of a $12,000 automobile allowance.

(4) Mr. Lincoln was appointed as Acting Principal Executive Officer effective September 30, 2002.

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

The Company granted 500,000 stock options outside of the terms of the Corporation's Plans in the years ended December 31, 2001 and December 31, 2002. Robert G. Tancredi, M.D. received 200,000 options in September 2001. The options were fully vested on the date of grant and expire ten years after the date of their issuance. Three directors of the Company received 300,000 options in May 2002. The options were fully vested on the date of grant and expire five years after the date of their issuance.

The following table contains information about the options granted to the Named Executive Officers during 2002.

----------------------------------------------------------------------------------------------------------
                                Number of
                               Securities                                  Number of
                               Underlying            Weighted               Options
                                 Options             Average            Granted to All          Expiration
           Name                  Granted          Exercise Price           Employees               Date
----------------------------------------------------------------------------------------------------------
Timothy C. Lincoln               75,000               $0.50                   -0-                May 2007
----------------------------------------------------------------------------------------------------------

There were no stock options exercised by the Named Executive Officers during 2002. The following table contains information about unexercised stock options held at the end of 2002 by Named Executive Officers.

                         Year-End 2002 Option Values

                                                            Value of Unexercised
                                                            In-the-Money Options
                                   Number of Securities        At FY-End ($)
                                  Underlying Options at        ------------
         Name                           FY End(#)              (Exercisable)

Robert G. Tancredi, M.D.               200,000 (1)                  -0-
Timothy C. Lincoln                      75,000(1)                   -0-

----------
(1)   All of these options were exercisable at year end.

Employment Contracts

The Company had an employment agreement with Robert G. Tancredi, MD, the Company's Chief Executive Officer and President. Pursuant to the agreement, Dr. Tancredi was paid at a rate of $300,000 per year. Dr. Tancredi was also entitled to guaranteed minimum bonuses as follows: (i) $270,000 on April 15, 2000, (ii) $180,000 on April 15, 2001 and (iii) $90,000 on April 15, 2002. The company negotiated a severance agreement with Robert G. Tancredi, M.D., whereby his services ended effective September 30, 2002. Dr. Tancredi's employment agreement had otherwise been scheduled to expire in March 2003, subject to certain severance or renewal requirements. In connection with the severance agreement, the Company agreed to pay Dr. Tancredi $150,000 payable over an eighteen month period and each of the parties otherwise released the other of all other obligations and claims.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows, as of April 15, 2003, the Common Stock owned beneficially by (i) each Director of the Company, (ii) each Executive Officer,
(iii) all Directors and Executive Officers as a group, and (iv) each person known by the Company to be the "beneficial owner" of more than five percent (5%) of such Common Stock. "Beneficial ownership" is a technical term broadly defined by the Securities and Exchange Commission to mean more than ownership in the usual sense. For example, you "beneficially" own Common Stock not only if you hold it directly, but also if you indirectly (through a relationship, a position as a Director or trustee, or a contract or understanding), have (or share the power to vote the stock, or sell it) the right to acquire it within 60 days. Except as disclosed in the footnotes below, each person has sole voting and investment power over his or her shares. As of April 15, 2003, there were 33,681,203 shares of Class A Common Stock issued and outstanding and 754 holders of record, and 25,000 shares of Class B Common Stock issued and outstanding and one holder of record. In addition, there are 2,170 shares of Series B Preferred Stock issued and outstanding and one holder of record.

                                                                Shares          Percentage            Title
                                       Current               Beneficially      Beneficially             Of
           Name (1)                     Title                   Owned             Owned               Class
M. Lee Pearce, M.D.                Class B Director,        32,098,179(2)          94.5%           Class A Common
                                   Chairman of the              25,000(3)           100%           Class B Common
                                   Board of Directors            2,170(5)           100%       Series B Preferred
-----------------------------------------------------------------------------------------------------------------
Robert G. Tancredi, M.D. (4)       Class A Director,         2,200,000             6.49%           Class A Common
-----------------------------------------------------------------------------------------------------------------
Timothy C. Lincoln(6)              Class B Director,            76,053                *            Class A Common
                                   Acting Principal
                                   Executive Officer
-----------------------------------------------------------------------------------------------------------------
Laurence B. Brody(7)               Class A Director            152,500                *            Class A Common
-----------------------------------------------------------------------------------------------------------------
Jose B. Valle(8)                   Class A Director             76,200                *            Class A Common
-----------------------------------------------------------------------------------------------------------------
All Directors and Executive                                 32,602,932            93.63%           Class A Common
Officers as a Group (5 Persons)                                 25,000              100%           Class B Common
                                                                 2,170              100%       Series B Preferred
-----------------------------------------------------------------------------------------------------------------

-------------
*     Less than 1%.

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

(4) Includes (i) vested options to purchase up to 200,000 shares of Class A Common Stock, and (ii) 2,000,000 shares held by PearTan, LLC, of which Dr. Tancredi is a member. Dr. Pearce and Dr. Tancredi share voting power on all of the shares owned by PearTan; provided, however that, if they are unable to agree on any such vote, then Dr. Tancredi has the right to direct the vote of 700,000 of such shares and Dr. Pearce has the right to direct the vote of the balance of 1,300,000 of such shares. The calculation of Dr. Tancredi's beneficial ownership percentage does not take into account the exercise of options and warrants held by third parties, including options and warrants held by other officers and directors.

(5) These shares are held by the M. Lee Pearce 1998 Irrevocable Trust of which Dr. Pearce is the 100% beneficial owner.

(6) The shares beneficially owned by Mr. Lincoln include vested options to purchase up to 75,000 shares of Class A Common Stock granted in May 2002.

(7) The shares beneficially owned by Dr. Brody include vested options to purchase up to 150,000 shares of Class A Common Stock granted in May 2002.

(8) The shares beneficially owned by Mr. Valle include vested options to purchase up to 75,000 shares of Class A Common Stock granted in May 2002.

Equity Compensation Plans

The following table provides summary information regarding equity compensation plans approved and not approved by the Company's shareholders.

                                  Number of securities to      Weighted average
                                  be issued upon exercise      exercise price of        Number of securities
                                  of outstanding options,      outstanding options,     remaining available
Plan Category                     warrants and rights          warrants and rights      for future issuance
------------------------------------------------------------------------------------------------------------
Equity compensation plans               1,397,500                      $1.79                   3,147,500
approved by security holders
------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders              500,000                      $0.50                          --
------------------------------------------------------------------------------------------------------------
TOTAL                                   1,897,500                      $1.55                   3,147,500
------------------------------------------------------------------------------------------------------------

Equity compensation plans not approved by security holders consist of an aggregate of 500,000 shares. Three non-employee directors of the Company received 300,000 options that expire in five years after their date of issuance. One employee received 200,000 options that expire ten years after the date of their issuance. All of the options were fully vested on their date of grant.

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

M. LEE PEARCE, M.D.

Generally

M. Lee Pearce M.D., the Company's Chairman of the Board and its majority stockholder, directly or indirectly, owns a number of entities (collectively, the "Majority Stockholder") with which the Company, and its wholly-owned subsidiaries, does or has done business. In particular, Dr. Pearce is the beneficial owner of a substantial majority of North Ridge Medical Plaza, Ltd. ("NRMP"), which owns the building where the Company leases a suite for its corporate office. The Company now leases 2,060 square feet of office space in the NRMP pursuant to a lease expiring in 2004. The lease has a current annual rental rate of approximately $ 43,000, adjusted annually for inflation.

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

Funding Arrangement and Operating Loans

Since the fourth quarter of 1999, the Company has funded its operations and its investments through proceeds from affiliates of Dr. Pearce pursuant to a commitment dated September 30, 1999 to provide or arrange for funding of up to ten million dollars (the "Funding Commitment"). Through April 19, 2001, the Company had received an aggregate of $8.475 million pursuant to this Funding Commitment. On March 31, 2000, the Company and Dr. Pearce agreed that all funds contributed pursuant to the Funding Commitment would be treated as a subscription for additional shares of the Company's Class A Common Stock at the purchase price of $5.25 per share. Accordingly, through April 15, 2003, an aggregate of 1,614,285 shares of Class A Common Stock had been issued to Dr. Pearce or his affiliates pursuant to such agreement.

In addition to funds provided under the Funding Commitment, during the fourth quarter of 2002, the Company consolidated working capital notes made by the Majority Stockholder in 2001 and 2002 into one promissory note in the amount of $1,755,711, equal to the then aggregate amount of principal and accrued interest on the notes. The note is unsecured, bears interest at the prime rate, and is due January 15, 2004. Subsequent to December 31, 2002, the Company received loans of $140,000 from the Majority Stockholder. The proceeds of the $140,000 notes are being used for working capital purposes. Such promissory notes continue to bear interest at the prime rate and provide for a maturity date of January 15, 2004. Principal and interest on the loans are due and payable in one lump sum on January 15, 2004.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              LEAP TECHNOLOGY, INC.


                                              By: /s/ Timothy C. Lincoln
                                              Acting Principal Executive Officer

Dated: April 30, 2003