Form 10QSB
period 2003-03-31
LEAP TECHNOLOGY INC / DE
filed 2003-05-15
CIK 110027

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

                  For the Quarterly Period Ended March 31, 2003

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

                                 (954) 928-0978
                            (Registrant's fax number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Class A Common Stock, par value $0.20 per share, 33,681,203 outstanding as of April 30, 2003

   Class B Common Stock, par value $0.20 per share, 25,000 shares outstanding as of April 30, 2003

           Transitional Small Business Disclosure Format (check one):
                                 Yes |_| No |X|

                     LE@P TECHNOLOGY, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                                      INDEX

                                                                                                 Page Number
                                                                                                 -----------
PART I. FINANCIAL INFORMATION                                                                         3

Item 1. Financial Statements ...................................................................      3

        Condensed Consolidated Balance Sheets - March 31, 2003 (unaudited)
           and December 31, 2002 ...............................................................      3

        Condensed  Consolidated  Statements of Operations  (unaudited) - Three
           Months Ended March 31, 2003 and 2002 ................................................      5

        Condensed  Consolidated  Statements of Cash Flows  (unaudited) - Three Months Ended
           March 31, 2003 and 2002 .............................................................      6

        Notes to Condensed Consolidated Financial Statements ...................................      7

Item 2. Management's Discussion and Analysis or Plan of Operation ..............................     16

Item 3. Controls and Procedures ................................................................     20

PART II  OTHER INFORMATION                                                                           21

Item 1. Legal Proceedings ......................................................................     21

Item 6. Exhibits and Reports on Form 8-K .......................................................     22

SIGNATURES                                                                                           22

CERTIFICATIONS                                                                                       23

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

                     Le@P Technology, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets

                                                         March 31,     December 31,
                                                            2003           2002
                                                         ---------     ------------
                                                        (Unaudited)
Current assets:
      Cash                                                $  4,281      $ 68,911
      Due from related party                                22,563         2,563
      Prepaid expenses and other current assets             63,987        28,344
                                                          --------      --------
Total current assets                                        90,831        99,818

Property and equipment, net                                650,914       652,358
Other assets                                                   700           700
                                                          --------      --------

Total assets                                              $742,445      $752,876
                                                          ========      ========

See notes to condensed consolidated financial statements

                     Le@P Technology, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                                   (continued)

                                                                             March 31,       December 31,
                                                                               2003              2002
                                                                           ------------      ------------
                                                                            (Unaudited)
Liabilities and Stockholders' Deficit:
Current liabilities:
   Accounts payable and accrued expenses                                   $     21,585      $      9,504
   Accrued professional fees                                                     61,875            63,057
   Accrued compensation and related liabilities                                  77,477           155,408
   Short-term notes payable to related party                                    220,999                --
                                                                           ------------      ------------
Total current liabilities                                                       381,936           227,969

Long-term notes payable to related party                                      2,318,211         2,399,211
Long-term acrrued interest payable to related party                              92,583            62,321
                                                                           ------------      ------------
Total liabilities                                                             2,792,730         2,689,501

Stockholders' (deficit):
  Preferred stock, $0.001 par value per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at March 31, 2003
     and December 31, 2002                                                    2,170,000         2,170,000
  Class A common stock, $0.20 par value per share. Authorized
     99,975,000 shares. 33,766,053 shares issued including shares held
     in treasury at March 31, 2003 and December 31, 2002                      6,753,211         6,753,211
  Class B common stock, $0.20 par value per share. Authorized, issued and outstanding 25,000 shares at March 31, 2003 and
     December 31, 2002                                                            5,000             5,000
   Additional paid-in capital                                                26,401,913        26,401,913
   Accumulated deficit                                                      (37,330,949)      (37,217,289)
   Treasury stock, at cost, 84,850 shares at March 31, 2003 and
     December 31, 2002                                                          (49,460)          (49,460)
                                                                           ------------      ------------
Total stockholders' (deficit)                                                (2,050,285)       (1,936,625)
                                                                           ------------      ------------
Total liabilities and stockholders' deficit                                $    742,445      $    752,876
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

                     Le@P Technology, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)

================================================================================

                                                       Three Months Ended
                                                            March 31,
                                                 ------------------------------
                                                      2003             2002
                                                      ----             ----

Revenue                                          $         --      $         --
                                                 ------------------------------

Expenses:
   Salaries and benefits                               18,422           177,906
   Professional fees                                   16,612           129,481
   General and administrative                          47,316            90,099
   Write-off of acquisition costs                          --            98,299
   Write-off of investments                                --            30,000
                                                 ------------------------------
Total expenses                                         82,350           525,785
                                                 ------------------------------

   Interest expense                                   (31,387)          (17,225)
   Interest income                                         77                64

                                                 ------------------------------
Net loss                                         $   (113,660)     $   (542,946)
                                                 ==============================

Net loss attributable to common stockholders     $   (167,910)     $   (597,196)
                                                 ==============================

Basic and diluted net loss per share:
Net loss                                         $         --      $      (0.02)
                                                 ==============================

Net loss attributable to common stockholders     $         --      $      (0.02)
                                                 ==============================

Basic and diluted weighted average shares
   outstanding                                     33,706,203        33,706,203
                                                 ==============================

See notes to condensed consolidated financial statements

                     Le@P Technology, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                      Three Months
                                                                                     Ended March 31,
                                                                                ------------------------
                                                                                   2003           2002
                                                                                   ----           ----
Cash flows from operating activities:
Net loss                                                                        $(113,660)     $(542,946)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                     1,443          9,327
   Write-off of investments                                                            --         30,000
   Changes in operating assets and liabilities:
     Due from related party                                                       (20,000)       (10,000)
     Prepaid expenses and other current assets                                    (35,643)        (7,971)
     Accounts payable and accrued expenses                                         12,081         21,731
     Accrued interest payable to related party                                     30,262             --
     Accrued compensation and related liabilities                                 (77,931)        17,048
     Accrued professional fees                                                     (1,182)        11,967
                                                                                ------------------------
Net cash used in operating activities                                            (204,630)      (470,844)
                                                                                ------------------------

Cash flows from investing activities:
Write-off of capitalized acquisition costs                                             --         98,299
                                                                                ------------------------
Net cash provided by investing activities                                              --         98,299
                                                                                ------------------------

Cash flows from financing activities:
Proceeds from notes payable to related party                                      140,000        391,183
Principal payments on financed insurance premium                                       --        (12,418)
                                                                                ------------------------
Net cash provided by financing activities                                         140,000        378,765
                                                                                ------------------------

Net change in cash                                                                (64,630)         6,220
Cash at beginning of period                                                        68,911         26,509
                                                                                ------------------------
Cash at end of period                                                           $   4,281      $  32,729
                                                                                ========================

Supplemental schedule of non-cash investing and financing activities:
Financed insurance premium(Net of down payment amounting to $44,579)            $      --      $ 104,017
                                                                                ========================

See notes to condensed consolidated financial statements

                     Le@P Technology, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

                                 March 31, 2003
                                   (Unaudited)

1. The Company

Le@P Technology, Inc. and Subsidiaries ("Le@P" or the "Company"), formerly known as Seal Holdings Corporation and Subsidiaries, is a holding company that was formerly focused on the acquisition of, and strategic investments in, companies providing services in health care and life sciences (with particular interest in information technology companies). During 2000, the Company changed its name from Seal Holdings Corporation to Le@P Technology, Inc. On September 26, 2002, the Board of Directors determined to cease for the foreseeable future investigating or consummating further investment and acquisition opportunities and moved to continue to downsize the Company's operations and staff.

Notwithstanding the cessation of active operations, the Company may from time to time consider investment or acquisition opportunities which otherwise come to the attention of the Board. The ability of the Company to ultimately pursue any such investment or acquisition opportunities will be dependent upon, among other things, its ability to obtain financing for such activities.

At the present time, the Company intends to continue as a reporting company under the Securities Exchange Act of 1934, as amended, and, consequently, intends to make all requisite filings, including an Annual Report on Form 10KSB and Quarterly Reports on Form 10QSB.

The only significant asset of the Company is its ownership of certain land and buildings in Broward County, Florida. The land and buildings are zoned light industrial and consist of approximately one and one-third acres and three structures that collectively consist of approximately 8,200 square feet. The structures are presently unoccupied and in need of repair. The Company is currently seeking to lease one or more of the structures on an "as is" basis and may, subject to obtaining financing, seek to repair one or more of such structures.

Operating Losses and Cash Flow Deficiencies

The Company has experienced operating losses and deficiencies in operating cash flows. Until the Company has operations or other revenue generating activities to be self sufficient, the Company will remain dependent upon other sources of capital. In the past, such capital has come from the Company's majority stockholder.

                     Le@P Technology, Inc. and Subsidiaries

                                 March 31, 2003
                                   (Unaudited)

On September 30, 1999, the Company's Chairman and majority stockholder agreed to provide Le@P, directly or through his affiliates (collectively, the "Majority Stockholder"), funding of up to $10,000,000 to be used to fund working capital requirements and future acquisitions, as approved by the Company's Board of Directors (the "Funding Commitment") and as further discussed in Note 4 herein. Through March 31, 2003, the Company had received $8,475,000 of the Funding Commitment and working capital loans aggregating $1,976,710 from the Majority Stockholder. The loans are not part of the Funding Commitment. As of March 31, 2003, $1,525,000 was available to the Company pursuant to the Funding Commitment. Subsequent to March 31, 2003, the Company received an additional $55,000 working capital loan from the Majority Shareholder, and extended the due date on a note to the Majority Shareholder. These notes are not part of the Funding Commitment.

Although the Company anticipates that the balance of the Funding Commitment of its Majority Stockholder will be sufficient to cover operating expenses through the next twelve months, the Company will be required to raise additional capital in order to make any investments or acquisitions.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Le@P Technology, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2002.

                     Le@P Technology, Inc. and Subsidiaries

                                 March 31, 2003
                                   (Unaudited)

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

                     Le@P Technology, Inc. and Subsidiaries

                                 March 31, 2003
                                   (Unaudited)

Recent Accounting Pronouncements

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FASB Statement No. 145 updates, clarifies, and simplifies existing accounting pronouncements. The adoption of FASB Statement No. 145 has not had a material impact on the Company's consolidated financial statements.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which supercedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FASB Statement No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The Company will adopt FASB No. 146 for exit or disposal activities that are initiated after December 31, 2002. This Statement is not expected to have an impact on the Company's financial condition or results of operations.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure." FASB Statement No. 148 amends FASB Statement 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FASB Statement No. 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted FASB Statement No. 148 effective December 1, 2002 and has provided the disclosures required under FASB Statement No. 148 as follows:

The weighted average fair value per share of options granted by the Company during the three months ended March 31, 2002 was $.29. The fair value of options granted was estimated at the date of grant using the Black-Scholes Valuation Method with the following assumptions; risk free interest rate of 4.75%, no expected dividends, weighted average expected life of 5 years for 2002, and volatility of 1.88. There were no options granted during the three months ended March 31, 2003.

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

                     Le@P Technology, Inc. and Subsidiaries

                                 March 31, 2003
                                   (Unaudited)

                                                          Three month ended
                                                               March 31,
                                                          2003           2002
                                                       ------------------------
Pro-forma net loss                                     $(113,660)     $(853,663)
Pro-forma loss attributable to common stockholders     $(167,910)     $(907,913)
Pro-forma net loss per common share                    $      --      $   (0.03)
Pro-forma net loss attributable to
   Common stockholders per share                       $      --      $   (0.03)

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

The Company's shares of Healthology Preferred Stock had certain super-majority voting rights for the election of directors. In general, until December 31, 2001, the Company was entitled to voting rights equal to the number of shares of Healthology common stock as will guarantee that the Company, solely for the purposes of electing directors, has no less than 26% of the voting power of the outstanding capital stock of Healthology and will be the single largest such voting stockholder (the "Super-Voting Right"). This Super-Voting Right expired in accordance with its terms on December 31, 2001. The Company accounted for its interest in Healthology under the cost method of accounting for the year ending December 31, 2002.

                     Le@P Technology, Inc. and Subsidiaries

                                 March 31, 2003
                                   (Unaudited)

Under the cost method, investments are stated at the lower of cost or net realizable value and no charge is recorded for the Company's equity in the income or loss of the investee.

Camber

The Company had a 6% interest in Camber Companies, LLC ("Camber"). Camber operates clinics specializing in multidisciplinary, musculoskeletal care in Florida and California. The Company accounted for its investment in Camber under the cost method.

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

4. Funding Commitment

In connection with the Funding Commitment, through March 31, 2003, the Majority Stockholder had contributed $8,475,000 to the Company. Of the $8,475,000, approximately $4,544,000 was to fund the investment in Healthology and related transaction expenses, approximately $250,000 was to fund the VisualPlex transaction, and $3,681,000 was to fund operating expenses of the Company. In exchange for these contributions, the Company issued 1,614,284 shares of the Company's Class A Common Stock at a purchase price of $5.25 per share. As of September 30, 2002, an additional $1,525,000 (the "Additional Funds") was available to the Company pursuant to the Funding Commitment. On March 30, 2000, the Board of Directors of the Company and the Majority Stockholder agreed that all funds contributed pursuant to the Funding Commitment including such Additional Funds, represent a subscription for additional shares of the Company's Class A Common Stock at $5.25 per share.

                     Le@P Technology, Inc. and Subsidiaries

                                 March 31, 2003
                                   (Unaudited)

5. Stockholder Loans

Through March 31, 2003, the Company had received loans in the amount of $1,976,710 from the Majority Stockholder. The proceeds of the loans were, and are, being used for working capital purposes. The loans are evidenced by promissory notes, which pay interest at the prime rate. Principal and interest on the loans are due and payable in one lump sum on the maturity date of January 15, 2004. Subsequent to March 31, 2003, the Company received an additional $55,000 working capital loan from the Majority Stockholder due January 15, 2004. In addition, the due date was extended to January 15, 2005 on one note for $1,755,710 which was part of the total loans of $1,976,710. These notes pay interest at the prime rate. Principal and accrued interest on the notes are due and payable in one lump sum on their maturity date. These promissory notes are not part of the Funding Commitment.

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

In addition, in October 2001, the Company and certain of its inactive subsidiaries formerly engaged in the marine shipping business, were named as a co-defendant and third party defendant in connection with certain litigation pending in the United States District Court, Eastern District of Louisiana. The case arises out of a shipping duty in the amount of approximately $73,500 paid by the claimant in 1998, together with claims for interest and attorneys fees. The Company successfully settled the claim, and any relevant legal fees are included in the condensed consolidated financial statements.

The Company was also named as a co-defendant in certain litigation pending in the Superior Court of California, County of San Francisco. The case is an asbestos related wrongful death suit. The Company is evaluating the claim, but does not believe the case will have a material impact upon the Company.

The Company is also involved from time to time in various other claims and lawsuits in the ordinary course of its current or prior business, none of which the Company anticipates would have a material adverse effect on its financial condition or results of operations.

                     Le@P Technology, Inc. and Subsidiaries

                                 March 31, 2003
                                   (Unaudited)

7. Loss Per Share

Options were not included in the computation of loss per share for the three-month periods ended March 31, 2003 and 2002 because their effect would have been anti-dilutive. The net loss attributable to common stockholders for the three-month periods ended March 31, 2003 and 2002 includes undeclared dividends on cumulative preferred stock of $54,250.

8. Related Party Transactions

The Company's majority stockholder, directly or indirectly, owns a number of real estate entities with which the Company has done or currently does business. At March 31, 2003, the Company was leasing administrative office space from one such real estate entity.

Due from related party is an amount due from the Majority Stockholder in exchange for services performed on behalf of the Majority Stockholder by an employee of the Company.

As of December 31, 2002, the Company had received working capital loans of approximately $1,836,711 from the majority stockholder. During the quarter ended March 31, 2003 the Company received two additional working capital loans totaling $140,000 from the majority stockholder. The promissory notes are unsecured, bear interest at the prime rate, and interest and principal are due on January 15, 2004. Subsequent to March 31, 2003, the Company received an additional working capital loan of $55,000 from the Majority Stockholder due January 15, 2004. In addition, the due date was extended to January 15, 2005 on an existing note due the Majority Stockholder of approximately $1,755,711. All notes are unsecured, bear interest at the prime rate, and interest and principal are due in one lump sum on their respective due dates. None of the promissory notes are part of the Funding Commitment.

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

                     Le@P Technology, Inc. and Subsidiaries

                                 March 31, 2003
                                   (Unaudited)

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

9. Subsequent Event

Subsequent to March 31, 2003, the Company received a working capital loan of $55,000 from the Majority Stockholder due January 15, 2004. In addition, the Company extended the due date on a note due the Majority Stockholder in the amount of approximately $1,755,711 with a new due date of January 15, 2005. The notes are unsecured, bear interest at the prime rate, and principal and interest on the notes are due and payable in one lump sum on the maturity date. The notes are not part of the funding commitment.

      Item 2. Management's Discussion and Analysis or Plan of Operation

Business Strategy

After an ongoing reevaluation by management and the Board of Directors of Le@P Technology, Inc.'s ("Le@P" or the "Company") operating strategy, and in light of difficulties associated with investment in emerging companies and the significant decline in market value or failure of many of such companies, on September 26, 2002, the Board of Directors determined to cease for the foreseeable future investigating or consummating further investment and acquisition opportunities. The Company had previously announced that it was not actively seeking such investment and acquisition opportunities and that it had reduced its staff and management to a total of two employees. In connection with such cessation of activities, the Company negotiated a severance agreement with Robert G. Tancredi, M.D., the Company's then President and Chief Executive Officer, whereby his servicesended effective September 30, 2002. Dr. Tancredi's employment agreement had otherwise been scheduled to expire in March 2003, subject to certain severance or renewal requirements. In connection with the severance agreement, the Company agreed to pay Dr. Tancredi $150,000 payable over an eighteen month period and each of the parties otherwise released the other of all other obligations and claims.

Notwithstanding the cessation of active operations, the Company may from time to time consider investment or acquisition opportunities in various business's (each, a "Partner Company") which otherwise come to the attention of the Board. The ability of the Company to ultimately pursue any such investment or acquisition opportunities will be dependent upon, among other things, its ability to obtain financing for such activities.

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

The Company has written-off its investments in its Partner Companies over the last two years. The Company believes that the activities of its initial Partner Companies were adversely affected by, among other things, the general economic slowdown in the United States economy and the September 11, 2001 terrorist attacks on the United States.

The only significant asset of the Company is through its ownership of certain land and buildings in Broward County, Florida. The land and buildings are zoned light industrial and consist of approximately one and one-third acres and three structures that collectively consist of approximately 8,200 square feet. The structures are presently unoccupied and in need of repair. The Company is currently seeking to lease one or more of the structures on an "as is" basis and may, subject to obtaining the financing, seek to repair one or more of such structures.

Competition

Le@P historically operated in a highly competitive, rapidly evolving business environment both through the operations of the Companies in which Le@P placed equity interest ("Partner Companies") and through its identification of prospects for future acquisition or investment. The markets in which the initial Partner Companies operated (and most likely any future Partner Companies) are characterized by rapid technological change, frequent new product and service introductions and evolving industry standards. Competitors include a wide variety of companies and organizations, many with greater financial and technical resources than the Partner Companies and Le@P. Competitors for acquisition or investment include public and private venture capital firms, mutual funds and private individuals.

Company Liquidity and Cash Requirements

To the extent the Company decides to pursue any acquisition or investment in the future, the Company will need to raise significant capital in order to pursue any such acquisition or further investments in Partner Companies. Since the fourth quarter of 1999, the Company has funded its operations and its investments in its Partner Companies through proceeds from M. Lee Pearce, M.D., the Company's Chairman and Majority Stockholder, directly or through his affiliates (collectively, the "Majority Stockholder"), pursuant to the Funding Commitment and working capital loans described in Notes 1, 4, 5, 8 and 9 of the consolidated condensed financial statements included in Part I, Item 1 of this Form 10-QSB. Through March 31, 2003, the Company had received approximately $8.5 million of the Funding Commitment. Although the Company anticipates that the balance of the Funding Commitment of its Majority Stockholder will be sufficient to cover operating expenses through the fiscal year, the Company will be required to raise additional capital in order to make any investments or acquisitions.

Through March 31, 2003, the Company had received loans of approximately $1,976,710 from the Majority Stockholder. The proceeds of the loans were used for working capital purposes. These loans bear interest at the prime rate and provide for a maturity date of January 15, 2004. Principal and interest are due in one lump sum on January 15, 2004. Subsequent to March 31, 2003, the Company received an additional working capital loan in the amount of $55,000 from the Majority Stockholder due January 15, 2004. In addition, on May 6, 2003 the Company extended the due date to January 15, 2005 of a note due the Majority Stockholder in the amount of approximately $1,755,711. The notes bear interest at the prime rate and interest and principal are due and payable in one lump sum on their due date. These notes are separate from the $10 million Funding Commitment.

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

Changes in Financial Condition and Results of Operations

The discussion below relates to material changes in financial condition during the three-month period ended March 31, 2003 compared with December 31, 2002 and to material changes in results of operations when comparing the three-month period ended March 31, 2003 to the same period of the previous year. All amounts in the discussion below are approximate.

Total assets as of March 31, 2003 reflected a decrease of approximately $10,000 to approximately $742,000 compared to December 31, 2002. The decrease was primarily in current assets which decreased by approximately $9,000.

Total liabilities as of March 31, 2003 increased by approximately $100,000 to $2.8 million. The increase was primarily due to additional working capital loans totaling $140,000 from the Majority Stockholder, the increase of long term accrued interest of approximately $30,000, offset by a decrease in accrued compensation and related liabilities of approximately $78,000.

Operating expenses for the three-month period ended March 31, 2003 were lower than the same period of 2002 primarily due to the cessation of acquisition and investment activity and the termination of the Company's Executives. Salaries and benefits decreased during the period ending March 31, 2003 by approximately $160,000. Professional fees were approximately $113,000 lower in 2003, and general and administrative expenses decreased by approximately $43,000. In addition, the Company wrote off its investment in Camber and the acquisition costs associated with another potential investment in the quarter ended March 31, 2002, with no such corresponding write-off in the three month period ended March 31,2003.

The decreases in the Company's net loss are attributable to reductions in operating expenses in 2003,together with certain nonrecurring losses in the corresponding period in 2002 consisting of the write-off of the Company's investment in Camber and the acquisition costs associated with another potential investment which was not consummated. The net loss for the period ended March 31, 2003 decreased by approximately $430,000 from the same period of 2002 primarily due to the reduction of the Company's operating expenses of approximately $315,000, the write-off of the Company's investment in Camber of $30,000 in 2002, and the write-off of acquisition costs of approximately $98,000.

Off-Balance Sheet Arrangements

As of March 31, 2003, the Company did not have any material off-balance sheet arrangements that have or are reasonably likely to have a material effect on the current or future financial conditions, revenue or expenses results of operations, liquidity, or capital resources.

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

      Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

On May 14, 2003, an evaluation was performed under the supervision and with the participation of the Company's Audit Committee and management, including the Acting Principal Executive Officer and Acting Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's audit committee and management, including the Acting Principal Executive Officer and Acting Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003.

Changes in Internal Controls

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings

See Note 6 of the Company's March 31, 2003 condensed consolidated financial statements included in Part I, Item 1 of this Form 10-QSB.

      Item 6. Exhibits and Reports on Form 8-K

Exhibits

      10.1  Promissory Note dated as of April 23, 2003 in the amount of $55,000.

      10.2 Written Consent to Action dated as of May 6, 2003 extending the due date of a note to January 15, 2005.

      99.1  Certification of Periodic Financial Report Pursuant to 18 U.S.C.
            Section 1350.

(a)   Reports on Form 8-K

            None

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LE@P TECHNOLOGY, INC.


Dated: May 14, 2003                      By:  /s/ Timothy C. Lincoln
                                              ----------------------------------
                                              Timothy C. Lincoln
                                              Acting Principal Executive Officer


                                         By:  /s/ Mary E. Thomas
                                              ----------------------------------
                                              Mary E. Thomas
                                              Acting Principal Financial Officer

                                  Certification

I, Timothy C. Lincoln, Acting Principal Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Le@P Technology, Inc.;

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

      Date: May 14, 2003


      By: /s/ Timothy C. Lincoln
          ----------------------------------
          Timothy C. Lincoln
          Acting Principal Executive Officer

                                  Certification

I, Mary Thomas, Acting Principal Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Le@P Technology, Inc.;

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

      Date: May 14, 2003


      By: /s/ Mary Thomas
          ----------------------------------
          Mary Thomas
          Acting Principal Financial Officer

                                  Exhibit Index

Exhibit           Description

10.1        Promissory Note dated April 23, 2003, in the amount of $55,000.

10.2 Written Consent to Action dated May 6, 2003 extended the due date of a note to January 15, 2005.

99.1        Certification of Periodic Financial Report Pursuant to 19 U.S.C.
            Section 1350