Form 10QSB
period 2003-06-30
LEAP TECHNOLOGY INC / DE
filed 2003-08-08
CIK 110027

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

                  For the Quarterly Period Ended June 30, 2003

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

                                 (954) 928-0978
                            (Registrant's fax number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Class A Common Stock, par value $0.20 per share, 33,681,203 outstanding as of August 8, 2003

   Class B Common Stock, par value $0.20 per share, 25,000 shares outstanding as of August 8, 2003

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                     LE@P TECHNOLOGY, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                                      INDEX

                                                                            Page Number
                                                                            -----------

PART I.  FINANCIAL INFORMATION                                                    3

Item 1.  Financial Statements................................................     3

         Condensed Consolidated Balance Sheets - June 30, 2003 (unaudited)
             and December 31, 2002...........................................     3

         Condensed Consolidated Statements of Operations (unaudited) -
             Three and Six Months Ended June 30, 2003 and 2002...............     5

         Condensed Consolidated Statements of Cash Flows (unaudited) -
             Six Months Ended June 30, 2003 and 2002.........................     6

         Notes to Condensed Consolidated Financial Statements................     7

Item 2.  Management's Discussion and Analysis or Plan of Operation...........    16

Item 3.  Controls and Procedures.............................................    21

PART II. OTHER INFORMATION...................................................    22

Item 1.  Legal Proceedings...................................................    22

Item 4.  Submission of Matters to a Vote of Security Holders.................    22

Item 6.  Exhibits and Reports on Form 8-K....................................    23

SIGNATURES                                                                       24

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     Le@P Technology, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets

                                                        June 30,    December 31,
                                                          2003          2002
                                                       -----------  ------------
                                                       (Unaudited)
Assets

Current assets:
      Cash                                              $ 24,624      $ 68,911
      Due from related party                              15,068         2,563
      Prepaid expenses and other current assets           51,350        28,344
                                                        --------      --------
Total current assets                                      91,042        99,818

Property and equipment, net                              573,101       652,358
Other assets                                                 700           700
                                                        --------      --------

Total assets                                            $664,843      $752,876
                                                        ========      ========

                     Le@P Technology, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                                   (continued)

                                                                          June 30,      December 31,
                                                                            2003            2002
                                                                        ------------    ------------
                                                                        (Unaudited)
Liabilities and Stockholders' Deficit
Current liabilities:
   Accounts payable and accrued expenses                                $      9,941    $      9,504
   Accrued professional fees                                                  35,894          63,057
   Accrued compensation and related liabilities                               59,919         155,408
   Short-term notes payable to related party                                 276,000              --
                                                                        ------------    ------------
Total current liabilities                                                    381,754         227,969

Long-term notes payable to related party                                   2,389,210       2,399,211
Long-term accrued interest payable to related party                          117,393          62,321
                                                                        ------------    ------------
Total liabilities                                                          2,888,357       2,689,501

Commitments and contingencies

Stockholders' deficit:

  Preferred stock, $0.001 par value per share. Authorized
     25,000,000 shares. Issued and outstanding 2,170 shares
     at June 30, 2003 and December 31, 2002                                2,170,000       2,170,000
  Class A common stock, $0.20 par value per share. Authorized
     99,975,000 shares. 33,766,053 shares issued including
     shares held in treasury at June 30, 2003 and December 31, 2002        6,753,211       6,753,211

  Class B common stock, $0.20 par value per share. Authorized, issued and outstanding 25,000 shares at June 30, 2003 and
     December 31, 2002                                                         5,000           5,000
   Additional paid-in capital                                             26,401,913      26,401,913
   Accumulated deficit                                                   (37,504,178)    (37,217,289)

   Treasury stock, at cost, 84,850 shares at June 30, 2003 and
     December 31, 2002                                                       (49,460)        (49,460)
                                                                        ------------    ------------
Total stockholders' deficit                                               (2,223,514)     (1,936,625)
                                                                        ------------    ------------
Total liabilities and stockholders' deficit                             $    664,843    $    752,876
                                                                        ============    ============

                     Le@P Technology, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)

================================================================================

                                                      Three Months Ended               Six Months Ended
                                                           June 30,                        June 30,
                                                 ------------------------------------------------------------
                                                     2003            2002            2003            2002
                                                     ----            ----            ----            ----

Revenue                                          $         --    $         --    $         --    $         --
                                                 ------------    ------------    ------------    ------------

Expenses:
   Salaries and benefits                               11,326         161,580          29,749         339,486
   Professional fees                                   16,423         150,020          33,035         279,501
   General and administrative                          42,593         115,705          89,905         205,804
   Impairment of buildings                             75,000              --          75,000              --
   Write-off of acquisition costs                          --              --              --          98,299
   Write-off of investments                                --              --              --          30,000
                                                 ------------    ------------    ------------    ------------
Total expenses                                        145,342         427,305         227,689         953,090
                                                 ------------    ------------    ------------    ------------

   Interest expense                                    27,921          24,123          59,308          41,348
   Interest income                                        (32)           (101)           (108)           (165)
                                                                                                           --
                                                 ------------    ------------    ------------    ------------
Net loss                                         $   (173,231)   $   (451,327)   $   (286,889)   $   (994,273)
                                                 ============    ============    ============    ============

Net loss attributable to common stockholders     $   (227,481)   $   (505,577)   $   (395,389)   $ (1,102,773)
                                                 ============    ============    ============    ============

Basic and diluted net loss per share:
   Net loss                                      $      (0.01)   $      (0.01)   $      (0.01)   $      (0.03)
                                                 ============    ============    ============    ============

   Net loss attributable to common
   stockholders                                  $      (0.01)   $      (0.01)   $      (0.01)   $      (0.03)
                                                 ============    ============    ============    ============

Basic and diluted weighted average shares
   outstanding                                     33,706,203      33,706,203      33,706,203      33,706,203
                                                 ============    ============    ============    ============

                     Le@P Technology, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                     Six Months
                                                                                   Ended June 30,
                                                                              -----------------------
                                                                                 2003         2002
                                                                                 ----         ----
Cash flows from operating activities:
Net loss                                                                      $(286,889)   $(994,273)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                   4,257       18,654
   Write-off of investments                                                          --       30,000
   Impairment of buildings                                                       75,000           --
   Changes in operating assets and liabilities:
     Due from related party                                                     (12,505)      50,000
     Prepaid expenses and other current assets                                  (23,006)      33,108
     Other assets                                                                    --          803
     Accounts payable and accrued expenses                                          436       (5,556)
     Accrued interest payable to related party                                   55,072           --
     Accrued compensation and related liabilities                               (95,489)     (78,753)
     Accrued professional fees                                                  (27,163)      71,871
                                                                              ---------    ---------
Net cash used in operating activities                                          (310,287)    (874,146)
                                                                              ---------    ---------

Cash flows from investing activities:
Write-off of capitalized acquisition costs                                           --       98,299
                                                                              ---------    ---------
Net cash provided by investing activities                                            --       98,299
                                                                              ---------    ---------

Cash flows from financing activities:
Proceeds from notes payable to related party                                    266,000      821,183
Principal payments on financed insurance premium                                     --      (51,141)
                                                                              ---------    ---------
Net cash provided by financing activities                                       266,000      770,042
                                                                              ---------    ---------

Net change in cash                                                              (44,287)      (5,805)
Cash at beginning of period                                                      68,911       26,509
                                                                              ---------    ---------
Cash at end of period                                                         $  24,624    $  20,704
                                                                              =========    =========


Supplemental schedule of non-cash investing and financing activities:
Financed insurance premium(Net of down payment amounting to $44,579)          $      --    $ 104,017
                                                                              =========    =========

See notes to condensed consolidated financial statements

                     Le@P Technology, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

                                  June 30, 2003
                                   (Unaudited)

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

The only significant asset of the Company is its ownership of certain land and buildings in Broward County, Florida. The land and buildings are zoned light industrial and consist of approximately one and one-third acres and three structures that collectively consist of approximately 8,200 square feet. The structures are presently unoccupied and in need of repair. On July 17, 2003, the Board of Directors determined that it was in the best interest of the Company to demolish the existing buildings. The demolition of the buildings is anticipated to take place in August 2003. FASB Statement of Financial Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result, the Company recognized an impairment loss equal to the book value of the buildings during the three-month period ended June 30, 2003 amounting to $75,000. The Company is currently seeking to lease the property.

                     Le@P Technology, Inc. and Subsidiaries

                                  June 30, 2003
                                   (Unaudited)

Operating Losses and Cash Flow Deficiencies

The Company has experienced operating losses and deficiencies in operating cash flows. Until the Company has operations or other revenue generating activities to be self sufficient, the Company will remain dependent upon other sources of capital. In the past, such capital has come from the Company's majority stockholder.

On September 30, 1999, the Company's Chairman and majority stockholder agreed to provide Le@P, directly or through his affiliates (collectively, the "Majority Stockholder"), funding of up to $10,000,000 to be used to fund working capital requirements and future acquisitions, as approved by the Company's Board of Directors (the "Funding Commitment") and as further discussed in Note 4 herein. Through June 30, 2003, the Company had received $8,475,000 of the Funding Commitment and working capital loans aggregating $2,102,710 from the Majority Stockholder. The loans are not part of the Funding Commitment. As of June 30, 2003, $1,525,000 was available to the Company pursuant to the Funding Commitment. Subsequent to June 30, 2003, the Company received an additional $80,000 working capital loan from the Majority Stockholder. This note is not part of the Funding Commitment.

Although the Company anticipates that the balance of the Funding Commitment of its Majority Stockholder will be sufficient to cover operating expenses through the fiscal year end, the Company will be required to raise additional capital in order to make any investments or acquisitions.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

                     Le@P Technology, Inc. and Subsidiaries

                                  June 30, 2003
                                   (Unaudited)

The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Le@P Technology, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2002.

Consolidation

The accompanying condensed consolidated financial statements include the accounts of Le@P Technology, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Income Taxes

No provision for income taxes has been recorded due to losses to date. The Company has recorded a valuation allowance for any deferred tax assets that have resulted from its operating losses.

Recent Accounting Pronouncements

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FASB Statement No. 145 updates, clarifies, and simplifies existing accounting pronouncements. The adoption of FASB Statement No. 145 has not had a material impact on the Company's condensed consolidated financial statements.

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

                     Le@P Technology, Inc. and Subsidiaries

                                  June 30, 2003
                                   (Unaudited)

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure." FASB Statement No. 148 amends FASB Statement 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FASB Statement No. 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted FASB Statement No. 148 effective December 1, 2002 and is providing the disclosures required under FASB Statement No. 148 as follows:

The weighted average fair value per share of options granted by the Company during the six months ended June 30, 2002 was $0.29. The fair value of options granted was estimated at the date of grant using the Black-Scholes Valuation Method with the following assumptions; risk free interest rate of 4.75%, no expected dividends, weighted average expected life of 5 years, and volatility of
1.88. There were no options granted during the six months ended June 30, 2003.

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

                                                 Three Months Ended         Six Months Ended
                                                       June 30,                  June 30,
                                               --------------------------------------------------
                                                  2003         2002         2003          2002
                                               --------------------------------------------------
Pro-forma net loss                             $(173,231)   $(451,327)   $(286,889)   $(1,304,990)
Pro-forma net loss attributable to common
  stockholders                                 $(227,481)   $(505,577)   $(395,389)   $(1,413,490)
Pro-forma net loss per common share            $   (0.01)   $   (0.01)   $   (0.01)   $     (0.04)
Pro-forma net loss attributable to common
  stockholder per share                        $   (0.01)   $   (0.01)   $   (0.01)   $     (0.04)

                     Le@P Technology, Inc. and Subsidiaries

                                  June 30, 2003
                                   (Unaudited)

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

                     Le@P Technology, Inc. and Subsidiaries

                                  June 30, 2003
                                   (Unaudited)

The audited financial statements of Healthology as of and for the year ended December 31, 2000 contained a going concern explanatory paragraph and its financial statements as of and for the year ended December 31, 2001 reflected a net loss of approximately $5.0 million. Healthology's plans for the years ended December 31, 2002 and 2001, included raising additional equity of debt finance, additional sources of funds, and scaling back operations. Healthology was unsuccessful in such endeavors to obtain financing and continued to experience significant losses. As a result of these factors, the Company believed its investment in Healthology was materially impaired and further reduced the value of its investment by $1,384,358 during 2001. During 2002, Healthology was unsuccessful in its endeavors to form a merger or joint venture arrangement, and suffered continued losses amounting to approximately $988,000. Accordingly, the Company wrote-off its remaining investment of approximately $115,000 during the fourth quarter of 2002. The Company's investment in Healthology is illiquid in nature and cannot be readily sold.

Camber

The Company had a 6% interest in Camber Companies, LLC ("Camber"). Camber operates clinics specializing in multidisciplinary, musculoskeletal care in Florida and California. The Company accounted for its investment in Camber under the cost method.

During 2001, the Company concluded that the carrying value of its investment in Camber was impaired and wrote-off $1,815,245 of this investment. The amount of the impairment was determined by taking the difference between the fair value of the Company's interest in Camber and the carrying value of the investment as recorded by the Company. In determining fair value, the Company considered the results of a valuation of Camber by an independent third-party. Camber has been unsuccessful in raising additional capital, and the Company concluded that the carrying value of its investment in Camber was impaired and wrote-off the remaining investment carrying value of $30,000 in the quarter ended March 31, 2002. In July 2002, Camber ceased operations. The write-off is included in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2002.

                     Le@P Technology, Inc. and Subsidiaries

                                  June 30, 2003
                                   (Unaudited)

4.    Funding Commitment

In connection with the Funding Commitment, through June 30, 2003, the Majority Stockholder had contributed $8,475,000 to the Company. Of the $8,475,000, approximately $4,544,000 was to fund the investment in Healthology and related transaction expenses, approximately $250,000 was to fund the VisualPlex transaction, and $3,681,000 was to fund operating expenses of the Company. In exchange for these contributions, the Company issued 1,614,284 shares of the Company's Class A Common Stock at a purchase price of $5.25 per share. As of June 30, 2003, an additional $1,525,000 (the "Additional Funds") was available to the Company pursuant to the Funding Commitment. On March 30, 2000, the Board of Directors of the Company and the Majority Stockholder agreed that all funds contributed pursuant to the Funding Commitment including such Additional Funds, represent a subscription for additional shares of the Company's Class A Common Stock at $5.25 per share.

5.    Loans

Through June 30, 2003, the Company had received loans in the amount of $2,102,710 from the Majority Stockholder. The proceeds of the loans were, and are, being used for working capital purposes. The loans are evidenced by promissory notes, which pay interest at the prime rate. Principal and interest on the loans are due and payable in one lump sum on the maturity date. Two of the notes totaling $1,826,710 are due January 15, 2005 and the remaining notes of $276,000 are due January 15, 2004. Subsequent to June 30, 2003, the Company received an additional $80,000 working capital loan from the Majority Stockholder due January 15, 2005. This note pays interest at the prime rate. Principal and accrued interest on the notes is due and payable in one lump sum on their maturity date. These promissory notes are not part of the Funding Commitment.

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

                                  June 30, 2003
                                   (Unaudited)

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

7.    Loss Per Share

Options were not included in the computation of loss per share for the six and three-month periods ended June 30, 2003 and 2002 because their effect would have been anti-dilutive. The net loss attributable to common stockholders for the six-month periods ended June 30, 2003 and 2002 includes undeclared dividends on cumulative preferred stock of $108,500. The net loss attributable to common stockholders for the three-month period ended June 30, 2003 and 2002 includes undeclared dividends on cumulative preferred stock of $54,250.

8.    Related Party Transactions

The Company's majority stockholder, directly or indirectly, owns a number of real estate entities with which the Company has done or currently does business. At June 30, 2003, the Company was leasing administrative office space from one such real estate entity.

Due from related party is an amount due from the Majority Stockholder in exchange for services performed by an employee of the Company on behalf of the Majority Stockholder.

                     Le@P Technology, Inc. and Subsidiaries

                                  June 30, 2003
                                   (Unaudited)

As of June 30, 2003, the Company had received working capital loans of $2,102,710 from the Majority Stockholder. During the quarter ended June 30, 2003 the Company received two working capital loans from the Majority Stockholder amounting to $126,000. The promissory notes are unsecured, bear interest at the prime rate, and interest and principal are due on their respective due dates. One note amounting to $71,000 is a long-term note due January 15, 2005, and the other note totaling $55,000 is a short term note due January 15, 2004. Subsequent to June 30, 2003, the Company received an additional working capital loan of $80,000 from the Majority Stockholder due January 15, 2005. All notes are unsecured, bear interest at the prime rate, and interest and principal are due in one lump sum on their respective due dates. None of the promissory notes are part of the Funding Commitment.

Effective September 28, 2001, the Majority Stockholder sold land and buildings in Broward County (the "Parkson Property"), Florida to the Company in exchange for a note payable. The land and buildings have been recorded at fair value as determined by an independent third-party appraisal. The note payable consists of a short-term promissory note in the amount of $37,500 due and paid on November 28, 2001 and a long-term note and mortgage in the amount of $562,500 due in one lump sum on September 28, 2006. Both notes bear interest at the rate of 7% per annum. All accrued but unpaid interest on the long-term note is due September 28, 2004 with regular monthly interest payments to be made thereafter.

The land and buildings are zoned light industrial and consist of approximately one and one-third acres and three structures that collectively consist of approximately 8,200 square feet. The structures are presently unoccupied and in need of repair. On July 17, 2003, the Board of Directors determined that it was in the best interest of the Company to demolish the existing buildings. The demolition of the buildings is anticipated to take place in August 2003. FASB Statement of Financial Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result, the Company recognized an impairment loss equal to the book value of the buildings in the amount of $75,000 in the three month period ended June 30, 2003. The Company is currently seeking to lease the property.

9.    Subsequent Event

Subsequent to June 30, 2003, the Company received a working capital loan of $80,000 from the Majority Stockholder due January 15, 2005. The note is unsecured, bears interest at the prime rate, and principal and interest on the note are due and payable in one lump sum on the maturity date. The note is not part of the Funding Commitment.

      Item 2. Management's Discussion and Analysis or Plan of Operation

Business Strategy

After an ongoing reevaluation by management and the Board of Directors of Le@P Technology, Inc.'s ("Le@P" or the "Company") operating strategy, and in light of difficulties associated with investment in emerging companies and the significant decline in market value or failure of many of such companies, on September 26, 2002, the Board of Directors determined to cease for the foreseeable future investigating or consummating further investment and acquisition opportunities. The Company had previously announced that it was not actively seeking such investment and acquisition opportunities and that it had reduced its staff and management to a total of two employees. In connection with such cessation of activities, the Company negotiated a severance agreement with Robert G. Tancredi, M.D., the Company's then President and Chief Executive Officer, whereby his services ended effective September 30, 2002. Dr. Tancredi's employment agreement had otherwise been scheduled to expire in March 2003, subject to certain severance or renewal requirements. In connection with the severance agreement, the Company agreed to pay Dr. Tancredi $150,000 payable over an eighteen month period and each of the parties otherwise released the other of all other obligations and claims.

Notwithstanding the cessation of active operations, the Company may from time to time consider investment or acquisition opportunities in various businesses (each, a "Partner Company") which otherwise come to the attention of the Board. The ability of the Company to ultimately pursue any such investment or acquisition opportunities will be dependent upon, among other things, its ability to obtain financing for such activities.

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

The only significant asset of the Company is its ownership of certain land and buildings in Broward County, Florida. The land and buildings are zoned light industrial and consist of approximately one and one-third acres and three structures that collectively consist of approximately 8,200 square feet. The structures are presently unoccupied and in need of repair. On July 17, 2003, the Board of Directors determined that it was in the best interest of the Company to demolish the buildings. The demolition of the buildings is anticipated to take place in August 2003. FASB Statement of Financial Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result, the Company recognized an impairment loss equal to the book value of the buildings during the three-month period ended June 30, 2003 amounting to $75,000. The Company is currently seeking to lease the property.

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

Company Liquidity and Cash Requirements

To the extent the Company decides to pursue any acquisition or investment in the future, the Company will need to raise significant capital in order to pursue any such acquisition or further investments in Partner Companies. Since the fourth quarter of 1999, the Company has funded its operations and its investments in its Partner Companies through proceeds from M. Lee Pearce, M.D., the Company's Majority Stockholder, directly or through his affiliates (collectively, the "Majority Stockholder"), pursuant to the Funding Commitment and working capital loans described in Notes 1, 4, 5, 8 and 9 of the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-QSB. Through June 30, 2003, the Company had received approximately $8.5 million of the Funding Commitment. Although the Company anticipates that the balance of the Funding Commitment of its Majority Stockholder will be sufficient to cover operating expenses through the fiscal year, the Company will be required to raise additional capital in order to make any investments or acquisitions.

Through June 30, 2003, the Company had received loans of approximately $2,102,710 from the Majority Stockholder. The proceeds of the loans were used for working capital purposes. These loans are unsecured notes, bear interest at the prime rate and interest and principal are due in one lump sum on their due dates. A total of $1,826,710 are long term notes due January 15, 2005, and a total of $276,000 are short term notes due January 15, 2004. Subsequent to June 30, 2003, the Company received an additional working capital loan in the amount of $80,000 from the Majority Stockholder due January 15, 2005. The note bears interest at the prime rate and interest and principal are due and payable in one lump sum on January 15, 2005. These notes are separate from the $10 million Funding Commitment.

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

Changes in Financial Condition and Results of Operations

The discussion below relates to material changes in financial condition during the six-month period ended June 30, 2003 compared with December 31, 2002 and to material changes in results of operations when comparing the six and three-month periods ended June 30, 2003 to the same periods of the previous year. All amounts in the discussion below are approximate.

Total assets as of June 30, 2003 reflected a decrease of approximately $88,000 to approximately $665,000 compared to December 31, 2002. The decrease was primarily related to the impairment loss of the Parkson Property buildings (which are scheduled for demolition in August 2003) amounting to $75,000.

Total liabilities as of June 30, 2003 increased by approximately $199,000 to approximately $2.9 million. The increase was primarily due to additional working capital loans totaling $266,000 from the Majority Stockholder, an increase in long term accrued interest of approximately $55,000, offset by a decrease in accrued compensation and related liabilities of approximately $95,000 and a decrease in accrued professional fees of approximately $27,000.

The Company's net loss decreased for the three-month period ended June 30, 2003 compared to the same period of 2002 primarily due to the cessation of acquisition and investment activity and the termination of the Company's Officers. Salaries and benefits decreased during the three-month period ending June 30, 2003 by approximately $150,000. Professional fees were approximately $134,000 lower in 2003, and general and administrative expenses decreased by approximately $73,000. These decreases were off-set $75,000 by the impairment loss of the Parkson Property buildings in the quarter ended June 30, 2003.

The decreases in the Company's net loss for the six-month period ended June 30, 2003 are attributable to reductions in operating expenses in 2003, together with certain nonrecurring losses in the corresponding period in 2002 consisting of the write-off of the Company's investment in Camber and the acquisition costs associated with another potential investment which was not consummated. The net loss for the six-month period ended June 30, 2003 decreased by approximately $707,000 from the same period of 2002 primarily due to the reduction of the Company's operating expenses of approximately $672,000, the write-off of the Company's investment in Camber of $30,000 in 2002, and the write-off of acquisition costs of approximately $98,000, off-set by the impairment loss of the Parkson Property buildings in the period ended June 30, 2003 amounting to $75,000. The operating expenses decreased approximately $672,000 during the six-month period ended June 30, 2003 compared to the same period of 2002 primarily due to the cessation of acquisition and investment activity and the termination of the Company's Executives. Salaries and benefits decreased by approximately $310,000, professional fees decreased approximately $246,000, and general and administrative expenses decreased approximately $116,000.

Off-Balance Sheet Arrangements

As of June 30, 2003, the Company did not have any material off-balance sheet arrangements that have or are reasonably likely to have a material effect on the current or future financial conditions, results of operations, liquidity, or capital resources.

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

All preceding and subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligations to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

      Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

On May 14, 2003, an evaluation was performed under the supervision and with the participation of the Company's Audit Committee and management, including the Acting Principal Executive Officer and Acting Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's audit committee and management, including the Acting Principal Executive Officer and Acting Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of May 14, 2003.

Changes in Internal Controls

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings

See Note 6 of the Company's June 30, 2003 condensed consolidated financial statements included in Part I, Item 1 of this Form 10-QSB.

      Item 4. Submission of Matters to a Vote of Security Holders

(a)   The Company held its 2003 Annual Meeting of Stockholders on June 27, 2003.

(b) At the Annual Meeting, Mary E. Thomas and Mayra Diaz were elected as Class A Directors, and Timothy C. Lincoln was elected as a Class B Director. All directors serve for a term of one year or until their successors are duly elected and qualified. Stockholders also voted to ratify Berkowitz, Dick, Pollack and Brant, LLC, as independent accountants for the fiscal year ending December 31, 2003.

(c)   The tabulation of the vote for the foregoing matters is set forth below:

A. Election of Directors

--------------------------------------------------------------------------------
                                     FOR             AGAINST           WITHHELD*
--------------------------------------------------------------------------------
1.  Mary E. Thomas                32,863,084            --               3,839
--------------------------------------------------------------------------------
2.  Mayra Diaz                    32,863,209            --               3,714
--------------------------------------------------------------------------------
3.  Timothy C. Lincoln                25,000            --                  --
--------------------------------------------------------------------------------

B. Ratification of Independent Accountants

--------------------------------------------------------------------------------
                                     FOR           AGAINST             WITHHELD*
--------------------------------------------------------------------------------
                                  32,863,356         2,151               1,416
--------------------------------------------------------------------------------

----------
*     includes broker non-votes and abstentions

      Item 6. Exhibits and Reports on Form 8-K

Exhibits

      10.1  Promissory Note dated as of June 30, 2003 in the amount of $71,000.

      10.2  Promissory Note dated as of July 24, 2003 in the amount of $80,000.

      31.1  Certification of Acting Principal Executive Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2  Certification of Acting Principal Financial Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of Acting Principal Executive Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

      32.2 Certification of Acting Principal Financial Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

(a)   Reports on Form 8-K

            None

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LE@P TECHNOLOGY, INC.


Dated:  August 8, 2003                   By:  /s/ Timothy C. Lincoln
                                              ----------------------
                                              Timothy C. Lincoln
                                              Acting Principal Executive Officer


                                         By:  /s/ Mary E. Thomas
                                              ------------------
                                              Mary E. Thomas
                                              Acting Principal Financial Officer

                                  Exhibit Index

Exhibit                 Description

10.1        Promissory Note dated June 30, 2003, in the amount of $71,000.

10.2        Promissory Note dated July 24, 2003, in the amount of $80,000.

31.1        Certification of Acting Principal Executive Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

31.2        Certification of Acting Principal Financial Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Acting Principal Executive Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

32.2 Certification of Acting Principal Financial Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.