Form 10QSB
period 2003-09-30
LEAP TECHNOLOGY INC / DE
filed 2003-10-31
CIK 110027

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

                For the Quarterly Period Ended September 30, 2003

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

                                 (954) 928-0978
                            (Registrant's fax number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

           Class A Common Stock, par value $0.20 per share, 33,681,203 outstanding as of October 20, 2003

         Class B Common Stock, par value $0.20 per share, 25,000 shares outstanding as of October 20, 2003

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

Item 1.  Financial Statements ............................................ 3

         Condensed Consolidated Balance Sheets - September 30, 2003
            (unaudited) and December 31, 2002 ............................ 3

         Condensed Consolidated Statements of Operations (unaudited) -
            Three and Nine Months Ended September 30, 2003 and 2002 ...... 5

         Condensed Consolidated Statements of Cash Flows (unaudited) -
            Nine Months Ended September 30, 2003 and 2002 ................ 6

         Notes to Condensed Consolidated Financial Statements ............ 7

Item 2.  Management's Discussion and Analysis or Plan of Operation .......16

Item 3.  Controls and Procedures .........................................20

PART II. OTHER INFORMATION ...............................................21

Item 1.  Legal Proceedings ...............................................21

Item 6.  Exhibits and Reports on Form 8-K ................................22

SIGNATURES                                                                23

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

                     Le@P Technology, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets

                                                    September 30,   December 31,
                                                        2003            2002
                                                    -------------   ------------
Assets                                              (Unaudited)

Current assets:
      Cash                                            $ 22,030        $ 68,911
      Due from related party                                --           2,563
      Prepaid expenses and other current assets         30,386          28,344
                                                      --------        --------
Total current assets                                    52,416          99,818

Property and equipment, net                            567,152         652,358
Other assets                                               700             700
                                                      --------        --------

Total assets                                          $620,268        $752,876
                                                      ========        ========

                     Le@P Technology, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                                   (continued)

                                                                            September 30,      December 31,
                                                                                2003               2002
                                                                            -------------      ------------
                                                                             (Unaudited)
Liabilities and Stockholders' Deficit
Current liabilities:
   Accounts payable and accrued expenses                                    $      4,998       $      9,504
   Accrued professional fees                                                      29,125             63,057
   Accrued compensation and related liabilities                                   37,265            155,408
   Due to related party                                                           15,932                 --
   Short-term notes payable to related party                                     276,000                 --
   Short-term accrued interest payable to related party                           85,981                 --
                                                                            ------------       ------------
Total current liabilities                                                        449,301            227,969

Long-term notes payable to related party                                       2,469,211          2,399,211
Long-term accrued interest payable to related party                               67,272             62,321
                                                                            ------------       ------------
Total liabilities                                                              2,985,784          2,689,501

Commitments and contingencies

Stockholders' deficit:
   Preferred stock, $0.001 par value per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at September 30, 2003
     and December 31, 2002                                                     2,170,000          2,170,000
   Class A common stock, $0.20 par value per share. Authorized
     99,975,000 shares. 33,766,053 shares issued including shares
     held in treasury at September 30, 2003 and December 31, 2002              6,753,211          6,753,211
   Class B common stock, $0.20 par value per share. Authorized, issued and outstanding 25,000 shares at September 30, 2003 and
     December 31, 2002                                                             5,000              5,000
   Additional paid-in capital                                                 26,401,913         26,401,913
   Accumulated deficit                                                       (37,646,180)       (37,217,289)
   Treasury stock, at cost, 84,850 shares at September 30, 2003 and
     December 31, 2002                                                           (49,460)           (49,460)
                                                                            ------------       ------------
Total stockholders' deficit                                                   (2,365,516)        (1,936,625)
                                                                            ------------       ------------
Total liabilities and stockholders' deficit                                 $    620,268       $    752,876
                                                                            ============       ============

                     Le@P Technology, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)

================================================================================

                                                 Three Months Ended                  Nine Months Ended
                                                    September 30,                       September 30,
                                           ---------------------------------------------------------------------
                                               2003               2002               2003               2002
                                               ----               ----               ----               ----
Revenue                                    $         --       $         --       $         --       $         --
                                           ---------------------------------------------------------------------

Expenses:
   Salaries and benefits                         10,822            364,146             40,571            703,632
   Professional fees                             22,619             29,395             55,654            308,896
   General and administrative                    76,999             83,886            166,906            289,688
   Impairment of buildings                           --                 --             75,000                 --
   Write-off of acquisition costs                    --                 --                 --             98,299
   Write-off of investments                          --                 --                 --             30,000
                                           ---------------------------------------------------------------------
Total expenses                                  110,440            477,427            338,131          1,430,515
                                           ---------------------------------------------------------------------

   Interest expense                              31,625             28,673             90,932             70,022
   Interest income                                  (64)              (227)              (172)              (392)
                                           ---------------------------------------------------------------------
Net loss                                   $   (142,001)      $   (505,873)      $   (428,891)      $ (1,500,145)
                                           =====================================================================

Net loss attributable to common
   stockholders                            $   (196,251)      $   (560,123)      $   (591,641)      $ (1,662,895)
                                           =====================================================================

Basic and diluted net loss per share:
   Net loss per common share               $         --       $      (0.02)      $      (0.01)      $      (0.04)
                                           =====================================================================

   Net loss attributable to common
     stockholders per share                $      (0.01)      $      (0.02)      $      (0.02)      $      (0.05)
                                           =====================================================================

Basic and diluted weighted average
   shares outstanding                        33,706,203         33,706,203         33,706,203         33,706,203
                                           =====================================================================

                     Le@P Technology, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                          Nine Months
                                                                                      Ended September 30,
                                                                                 ---------------------------
                                                                                    2003             2002
                                                                                    ----             ----
Cash flows from operating activities:
Net loss                                                                         $(428,891)      $(1,500,145)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                     10,206            27,981
   Write-off of investments                                                             --            30,000
   Impairment of buildings                                                          75,000                --
   Changes in operating assets and liabilities:
     Due from related party                                                          2,563            38,000
     Prepaid expenses and other current assets                                      (2,042)           73,436
     Other assets                                                                       --               804
     Accounts payable and accrued expenses                                          (4,506)           12,109
     Accrued interest payable to related party                                      90,932                --
     Accrued compensation and related liabilities                                 (118,143)          138,716
     Due to related party                                                           15,932                --
     Accrued professional fees                                                     (33,932)          (77,015)
                                                                                 ---------------------------
Net cash used in operating activities                                             (392,881)       (1,256,114)
                                                                                 ---------------------------

Cash flows from investing activities:
Write-off of capitalized acquisition costs                                              --            98,299
                                                                                 ---------------------------
Net cash provided by investing activities                                               --            98,299
                                                                                 ---------------------------

Cash flows from financing activities:
Proceeds from notes payable to related party                                       346,000         1,281,183
Principal payments on financed insurance premium                                        --          (104,017)
                                                                                 ---------------------------
Net cash provided by financing activities                                          346,000         1,177,166
                                                                                 ---------------------------

Net change in cash                                                                 (46,881)           19,351
Cash at beginning of period                                                         68,911            26,509
                                                                                 ---------------------------
Cash at end of period                                                            $  22,030       $    45,860
                                                                                 ===========================

Supplemental schedule of non-cash investing and financing activities:
Financed insurance premium(Net of down payment amounting to $44,579)             $      --       $   104,017
                                                                                 ===========================

See notes to condensed consolidated financial statements

                     Le@P Technology, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

                               September 30, 2003
                                   (Unaudited)

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

The only significant asset of the Company is its ownership of certain land in Broward County, Florida. The land is zoned light industrial and consists of approximately one and one-third acres. The land previously contained three structures, but on July 17, 2003, the Board of Directors determined that it was in the best interest of the Company to demolish the buildings. The buildings were demolished in August 2003. FASB Statement of Financial Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result, the Company recognized an impairment loss equal to the book value of the buildings during the three-month period ended June 30, 2003 amounting to $75,000. The Company is currently seeking to lease the property.

                     Le@P Technology, Inc. and Subsidiaries

                               September 30, 2003
                                   (Unaudited)

Operating Losses and Cash Flow Deficiencies

The Company has experienced operating losses and deficiencies in operating cash flows. Until the Company has operations or other revenue generating activities to be self sufficient, the Company will remain dependent upon other sources of capital. In the past, such capital has come from the Company's majority stockholder.

On September 30, 1999, the Company's Chairman and majority stockholder agreed to provide Le@P, directly or through his affiliates (collectively, the "Majority Stockholder"), funding of up to $10,000,000 to be used to fund working capital requirements and future acquisitions, as approved by the Company's Board of Directors (the "Funding Commitment") and as further discussed in Note 4 herein. Through September 30, 2003, the Company had received $8,475,000 of the Funding Commitment and working capital loans aggregating $2,182,711 from the Majority Stockholder. The loans are not part of the Funding Commitment. As of September 30, 2003, $1,525,000 was available to the Company pursuant to the Funding Commitment.

Although the Company anticipates that the balance of the Funding Commitment of its Majority Stockholder will be sufficient to cover operating expenses through the fiscal year end, the Company will be required to raise additional capital in order to make any investments or acquisitions.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

                     Le@P Technology, Inc. and Subsidiaries

                               September 30, 2003
                                   (Unaudited)

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

                               September 30, 2003
                                   (Unaudited)

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

The weighted average fair value per share of options granted by the Company during the nine months ended September 30, 2002 was $0.29. The fair value of options granted was estimated at the date of grant using the Black-Scholes Valuation Method with the following assumptions; risk free interest rate of 4.75%, no expected dividends, weighted average expected life of 5 years, and volatility of 1.88. There were no options granted during the nine months ended September 30, 2003.

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

                                                                  Three Months Ended              Nine Months Ended
                                                                     September 30,                   September 30,
                                                              -----------------------------------------------------------
                                                                 2003            2002            2003             2002
                                                              -----------------------------------------------------------
Pro-forma net loss                                            $(142,001)      $(505,873)      $(428,891)      $(1,810,862)
Pro-forma net loss attributable to common stockholders        $(196,251)      $(560,123)      $(591,641)      $(1,973,612)
Pro-forma net loss per common share                           $      --       $   (0.02)      $   (0.01)      $     (0.05)
Pro-forma net loss  attributable to common  stockholders
per share                                                     $   (0.01)      $   (0.02)      $   (0.02)      $     (0.06)

                     Le@P Technology, Inc. and Subsidiaries

                               September 30, 2003
                                   (Unaudited)

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

                               September 30, 2003
                                   (Unaudited)

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

During 2001, the Company concluded that the carrying value of its investment in Camber was impaired and wrote-off $1,815,245 of this investment. The amount of the impairment was determined by taking the difference between the fair value of the Company's interest in Camber and the carrying value of the investment as recorded by the Company. In determining fair value, the Company considered the results of a valuation of Camber by an independent third-party. Camber has been unsuccessful in raising additional capital, and the Company concluded that the carrying value of its investment in Camber was impaired and wrote-off the remaining investment carrying value of $30,000 in the quarter ended March 31, 2002. In July 2002, Camber ceased operations. The write-off is included in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2002.

                     Le@P Technology, Inc. and Subsidiaries

                               September 30, 2003
                                   (Unaudited)

4.    Funding Commitment

In connection with the Funding Commitment, through September 30, 2003, the Majority Stockholder had contributed $8,475,000 to the Company. Of the $8,475,000, approximately $4,544,000 was to fund the investment in Healthology and related transaction expenses, approximately $250,000 was to fund the VisualPlex transaction, and $3,681,000 was to fund operating expenses of the Company. In exchange for these contributions, the Company issued 1,614,284 shares of the Company's Class A Common Stock at a purchase price of $5.25 per share. As of September 30, 2003, an additional $1,525,000 (the "Additional Funds") was available to the Company pursuant to the Funding Commitment. On March 30, 2000, the Board of Directors of the Company and the Majority Stockholder agreed that all funds contributed pursuant to the Funding Commitment including such Additional Funds, represent a subscription for additional shares of the Company's Class A Common Stock at $5.25 per share.

5.    Loans

Through September 30, 2003, the Company had received loans in the amount of $2,182,711 from the Majority Stockholder. The proceeds of the loans were, and are, being used for working capital purposes. The loans are evidenced by promissory notes, which pay interest at the prime rate. Principal and interest on the loans are due and payable in one lump sum on the maturity date. Notes totaling $1,906,711 are due January 15, 2005 and the remaining notes of $276,000 are due January 15, 2004. These promissory notes are not part of the Funding Commitment.

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

                               September 30, 2003
                                   (Unaudited)

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

7.    Loss Per Share

Options were not included in the computation of loss per share for the nine and three-month periods ended September 30, 2003 and 2002 because their effect would have been anti-dilutive. The net loss attributable to common stockholders for the nine-month periods ended September 30, 2003 and 2002 includes undeclared dividends on cumulative preferred stock of $162,750. The net loss attributable to common stockholders for the three-month period ended September 30, 2003 and 2002 includes undeclared dividends on cumulative preferred stock of $54,250.

8.    Related Party Transactions

The Company's majority stockholder, directly or indirectly, owns a number of real estate entities with which the Company has done or currently does business. At September 30, 2003, the Company was leasing administrative office space from one such real estate entity.

As of September 30, 2003, the Company had received working capital loans of $2,182,711 from the Majority Stockholder. A total of $1,906,711 are long-term notes due January 15, 2005, and a total of $276,000 are short-term notes due January 15, 2004. During the quarter ended September 30, 2003 the Company received one working capital loan from the Majority Stockholder amounting to $80,000 due January 15, 2005. The promissory notes are unsecured, bear interest at the prime rate, and interest and principal are due in one lump-sum payment on their respective due dates. None of the promissory notes are part of the Funding Commitment.

                     Le@P Technology, Inc. and Subsidiaries

                               September 30, 2003
                                   (Unaudited)

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

The land is zoned light industrial and consist of approximately one and one-third acres. On July 17, 2003, the Board of Directors determined that it was in the best interest of the Company to demolish the existing buildings. The demolition of the buildings took place in August 2003. FASB Statement of Financial Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result, the Company recognized an impairment loss equal to the book value of the buildings in the amount of $75,000 in the three month period ended June 30, 2003. The Company is currently seeking to lease the property.

      Item 2. Management's Discussion and Analysis or Plan of Operation

Business Strategy

After an ongoing reevaluation by management and the Board of Directors of Le@P Technology, Inc.'s ("Le@P" or the "Company") operating strategy, and in light of difficulties associated with investment in emerging companies and the significant decline in market value or failure of many of such companies, on September 26, 2002, the Board of Directors determined to cease for the foreseeable future investigating or consummating further investment and acquisition opportunities. The Company has reduced its staff and management to a total of two employees.

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

The only significant asset of the Company is its ownership of certain land in Broward County, Florida. The land is zoned light industrial and consists of approximately one and one-third acres. The land originally contained three structures that were in need of repair. On July 17, 2003, the Board of Directors determined that it was in the best interest of the Company to demolish the buildings. The demolition of the buildings took place in August 2003. FASB Statement of Financial Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result, the Company recognized an impairment loss equal to the book value of the buildings during the three-month period ended June 30, 2003 amounting to $75,000. The Company is currently seeking to lease the property.

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

Company Liquidity and Cash Requirements

To the extent the Company decides to pursue any acquisition or investment in the future, the Company will need to raise significant capital in order to pursue any such acquisition or further investments in Partner Companies. Since the fourth quarter of 1999, the Company has funded its operations and its investments in its Partner Companies through proceeds from M. Lee Pearce, M.D., the Company's Majority Stockholder, directly or through his affiliates (collectively, the "Majority Stockholder"), pursuant to the Funding Commitment and working capital loans described in Notes 1, 4, 5 and 8 of the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-QSB. Through September 30, 2003, the Company had received approximately $8.5 million of the Funding Commitment. Although the Company anticipates that the balance of the Funding Commitment of its Majority Stockholder will be sufficient to cover operating expenses through the next twelve months, the Company will be required to raise additional capital in order to make any investments or acquisitions.

Through September 30, 2003, the Company had received loans of $2,182,711 from the Majority Stockholder. The proceeds of the loans were used for working capital purposes. These loans are unsecured notes, bear interest at the prime rate and interest and principal are due in one lump sum on their respective due dates. A total of $1,906,711 are long term notes due January 15, 2005, and a total of $276,000 are short term notes due January 15, 2004. These notes are separate from the $10 million Funding Commitment.

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

Changes in Financial Condition and Results of Operations

The discussion below relates to material changes in financial condition during the nine-month period ended September 30, 2003 compared with December 31, 2002 and to material changes in results of operations when comparing the nine and three-month periods ended September 30, 2003 to the same periods of the previous year. All amounts in the discussion below are approximate.

Total assets as of September 30, 2003 reflected a decrease of approximately $133,000 to approximately $620,000 compared to December 31, 2002. The decrease was primarily related to the impairment loss of the Parkson Property buildings (which was demolished in August 2003) amounting to $75,000, and a decrease of cash of $47,000.

Total liabilities as of September 30, 2003 increased by approximately $296,000 to approximately $3.0 million. The increase was primarily due to an additional $346,000 in working capital loans from the Majority Stockholder, an increase in long term accrued interest of approximately $5,000, an increase in short term accrued interest of approximately $86,000, offset by a decrease in accrued compensation and related liabilities of approximately $118,000 and a decrease in accrued professional fees of approximately $34,000. Total current liabilities as of September 30, 2003 increased by approximately $221,000 to approximately $449,000 for substantially the same reasons.

The Company's net loss decreased for the three-month period ended September 30, 2003 compared to the same period of 2002 primarily due to the cessation of acquisition and investment activity and the termination of the Company's full time executive officers. Salaries and benefits decreased during the three-month period ending September 30, 2003 by approximately $353,000. Professional fees were approximately $7,000 lower in 2003, and general and administrative expenses decreased by approximately $7,000.

The decreases in the Company's net loss for the nine-month period ended September 30, 2003 are attributable to reductions in operating expenses in 2003, together with certain nonrecurring losses in the corresponding period in 2002 consisting of the write-off of the Company's investment in Camber and the acquisition costs associated with another potential investment which was not consummated. The net loss for the nine-month period ended September 30, 2003 decreased by approximately $1,071,000 from the same period of 2002 primarily due to the reduction of the Company's operating expenses of approximately $1,039,000, the write-off of the Company's investment in Camber of $30,000 in 2002, and the write-off of acquisition costs of approximately $98,000, off-set by the impairment loss of the Parkson Property buildings amounting to $75,000. The operating expenses decreased approximately $1,039,000 during the nine-month period ended September 30, 2003 compared to the same period of 2002 primarily due to the cessation of acquisition and investment activity and the termination of the Company's full time executive officers. Salaries and benefits decreased by approximately $663,000, professional fees decreased approximately $253,000, and general and administrative expenses decreased approximately $123,000. .

Off-Balance Sheet Arrangements

As of September 30, 2003, the Company did not have any material off-balance sheet arrangements that have or are reasonably likely to have a material effect on the current or future financial conditions, results of operations, liquidity, or capital resources.

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

      Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

On September 17, 2003, an evaluation was performed under the supervision and with the participation of the Company's Audit Committee and management, including the Acting Principal Executive Officer and Acting Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's audit committee and management, including the Acting Principal Executive Officer and Acting Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 17, 2003.

Changes in Internal Controls

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings

See Note 6 of the Company's September 30, 2003 condensed consolidated financial statements included in Part I, Item 1 of this Form 10-QSB.

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

                                          LE@P TECHNOLOGY, INC.


Dated: October 31, 2003                   By: /s/ Timothy C. Lincoln
                                              ----------------------------------
                                              Timothy C. Lincoln
                                              Acting Principal Executive Officer


                                          By: /s/ Mary E. Thomas
                                              ----------------------------------
                                              Mary E. Thomas
                                              Acting Principal Financial Officer

                                  Exhibit Index

Exhibit                 Description

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