Form 10KSB
period 2003-12-31
LEAP TECHNOLOGY INC / DE
filed 2004-03-22
CIK 110027

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2003

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for its fiscal year ended December 31, 2003 were $0.

The aggregate market value of the common equity held by non-affiliates as of March 22, 2004 was approximately $24,087 thousand based on the $ 0.015 closing bid price for the common stock quoted on the OTC Bulletin Board on such date. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

The number of shares of Class A Common Stock of the issuer outstanding as of March 22, 2004 was 33,681,203. The number of shares of Class B Common Stock of the issuer outstanding as of March 22, 2004 was 25,000.

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

Transitional Small Business Disclosure Format: Yes |_| No |X|

================================================================================

                                FORM 10-KSB INDEX

                                                                              PAGE
GENERAL

PART I    .....................................................................  3

ITEM 1.   DESCRIPTION OF BUSINESS..............................................  3

ITEM 2.   DESCRIPTION OF PROPERTY..............................................  6

ITEM 3.   LEGAL PROCEEDINGS....................................................  6

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................  6

PART II   .....................................................................  7

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER
          MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES....  7

ITEM 6.   MANAGEMENT'S PLAN OF OPERATION.......................................  8

ITEM 7.   FINANCIAL STATEMENTS................................................. 12

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE............................................. 12

ITEM 8A.  CONTROLS AND PROCEDURES.............................................. 12

PART III  ..................................................................... 13

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT................... 13

ITEM 10.  EXECUTIVE COMPENSATION............................................... 13

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS........................... 13

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................... 13

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K............................................................. 13

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES............................... 13

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business

After an ongoing reevaluation by management and the Board of Directors of Le@P Technology, Inc.'s ("Le@P" or the "Company") operating strategy, and in light of difficulties associated with investment in emerging companies and the significant decline in market value or failure of many of such companies, on September 26, 2002, the Board of Directors determined to cease for the foreseeable future investigating or consummating further investment and acquisition opportunities. Emerging companies into which the Company had invested in the past are sometimes referred to herein as "Partner Companies."

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

At the present time, the Company intends to continue as a reporting company under the Securities Exchange Act of 1934, as amended, and consequently, intends to make all requisite filings, including an Annual Report on Form 10-KSB and Quarterly Reports on Form 10-QSB.

The Company has written off its investments in its Partner Companies over the last few years. The Company believes that the activities of its initial Partner Companies were adversely affected by, among other things, the general economic slowdown in the United States economy and the September 11, 2001 terrorist attacks on the United States.

The only significant noncurrent asset of the Company is its ownership of certain land in Broward County, Florida. The land is zoned light industrial and consists of approximately one and one-third acres. The Company is currently seeking to lease the property.

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

The audited financial statements of Healthology for December 31, 2000 contained a going concern explanatory paragraph and its financial statements for December 31, 2001 reflected a net loss of approximately $5.0 million. Healthology's plans for the year ending December 31, 2001, included raising additional equity or debt financing, investigating the possibility of merger or joint venture arrangements to obtain additional sources of funds, and scaling back operations. Healthology was unsuccessful during 2001 in such endeavors to obtain financing and continued to experience significant losses. Healthology reduced its expenses and made other efforts to reduce losses to sustain its operations. The Company did not believe that these efforts, as well as attempts to raise additional capital, were successful. A failure in this regard would have a material adverse effect on Healthology. As a result of these factors, the Company believed its investment in Healthology was materially impaired and further reduced the value of its investment from $1,604,358 to $250,000 in September 2001. The Company recognized additional amounts related to its proportionate share of Healthology's losses that further reduced this investment to approximately $120,000 at December 31, 2001. During 2002, Healthology was unsuccessful in its endeavors to form a merger or joint venture arrangement, and suffered continued losses amounting to approximately $988,000. As a result, the Company wrote-off the remaining investment in the quarter ended December 31, 2002. The write-off is included in the accompanying consolidated statement of operations for the year ended December 31, 2002.

For the year ending December 31, 2003, Healthology's unaudited net income was $1,087,000. As the Company records their investments under the cost method of accounting, the book value of the Company's investment in Healthology remains zero. The Company continues to monitor this investment, but is unable to assess its current value, in part due to the illiquidity of this investment and Healthology's short operating history.

Investment in Camber

The Company's investment in Camber Companies, L.L.C. ("Camber") had a carrying value of approximately $1.8 million at June 30, 2001, representing Le@P's historical cost basis. Camber operated clinics in Florida, California and Pennsylvania specializing in multidisciplinary, musculoskeletal care.

During 2001, the Company concluded that the carrying value of its investment in Camber was impaired and wrote-off $1,815,245 of this investment. The amount of the impairment was determined by taking the difference between the fair value of the Company's interest in Camber and the carrying value of the investment as recorded by the Company. In determining fair value, the Company considered the results of a valuation of Camber by an independent third-party. Camber has been unsuccessful in raising additional capital, and the Company concluded that the carrying value of its investment in Camber was impaired and wrote-off the remaining investment carrying value of $30,000 during the quarter ended March 31, 2002. In July 2002, Camber ceased operations. The write-off is included in the accompanying consolidated statement of operations for the year ended December 31, 2002.

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

The Real Property is zoned light industrial and consists of approximately one and one-third acres. On July 17, 2003, the Board of Directors determined that it was in the best interest of the Company to demolish the existing buildings.

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

The primary motivation for the Company's acquisition of the Real Property was to increase the amount of its assets that do not constitute investments in securities and thereby enable the Company to continue to qualify for an exclusion from investment company status under the `40 Act.

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

ITEM 2. DESCRIPTION OF PROPERTY

On October 1, 1999, Le@P entered into a lease with an affiliate of its majority stockholder, M. Lee Pearce, MD (together with his affiliates, the "Majority Stockholder") for 2,060 square feet of space for its corporate offices in Fort Lauderdale, Florida. The lease expires in 2004 and currently has an annual base rental rate of approximately $44,000, adjusted annually for inflation.

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

The Real Property is zoned light industrial and consisted of approximately one and one-third acres and three structures that collectively consist of approximately 8,200 square feet. On July 16, 2003, the Board of Directors determined that it was in the best interest of the Company to demolish the existing buildings. The demolition of the buildings took place in August 2003. FASB Statement of Financial Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result, the Company recognized an impairment loss equal to the book value of the buildings in the amount of $75,000 in the three month period ended June 30, 2003. The Company is currently seeking to lease the property.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Class A Common Stock is traded on the OTC Bulletin Board ("OTCBB"), under the symbol LPTC. The following table sets forth the range of high and low bid prices per share of the Company's Class A Common Stock for each of the quarters during the years ended December 31, 2002 and 2003, as reported on the OTCBB system. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                PRICE PERIOD                              HIGH           LOW
                ------------                            -------        ------
                2002
                    First Quarter                       $   .45        $  .22
                    Second Quarter                          .19           .05
                    Third Quarter                           .04           .03
                    Fourth Quarter                          .03           .01

                2003
                    First Quarter                           .03           .01
                    Second Quarter                          .01           .01
                    Third Quarter                           .01           .01
                    Fourth Quarter                          .01           .01

There is no public market for the Class B Common Stock or the Series B Preferred Stock, all of which are issued to entities beneficially owned by the Majority Stockholder.

Holders

The number of stockholders of record as of March 17, 2004, was 768 for the Class A Common Stock.

Dividends

The Company has no plans to declare or pay dividends, in cash or otherwise, in the foreseeable future. Any changes in those plans in the future will depend on earnings, if any, of the Company, its financial requirements and other factors. Further, payment of dividends on the Company's Class A Common Stock will only be made after payment of dividends on the Company's Series B Preferred Stock. At December 31, 2003, dividends of $934,500 were accumulated and not paid on the Series B Preferred Stock.

Equity Compensation Plan Information

-----------------------------------------------------------------------------------------------------------------------
Plan Category                        Number of securities to       Weighted average             Number of securities
                                     be issued upon exercise       exercise price of            remaining available for
                                     of outstanding options,       outstanding options,         future issuance
                                     warrants and rights           warrants and rights
-----------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved          952,500                       $1.79                       4,374,500
by security holders
-----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                500,000                       $1.41                              --
-----------------------------------------------------------------------------------------------------------------------
TOTAL                                     1,452,500                       $1.83                       4,374,500
-----------------------------------------------------------------------------------------------------------------------

Equity compensation plans not approved by security holders consist of an aggregate of 500,000 shares. Three non-employee former directors of the Company received 300,000 options. The options were fully vested on the date of grant and expire five years after the date of their issuance. One former employee received 200,000 options. These options were fully vested on their date of grant and expire ten years after the date of their issuance.

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

The Company may also make other acquisitions or investments outside of its normal business plan in order to achieve other objectives, including avoidance of regulation as an investment company under the '40 Act.

At the present time, the Company intends to continue as a reporting company under the Securities Exchange Act of 1934, as amended, and consequently, intends to make all requisite filings, including an Annual Report on Form 10-KSB and Quarterly Reports on Form 10-QSB.

The Company has written-off its investments in Partner Companies over the last few years. The Company believes that the activities of its initial Partner Companies were adversely affected by, among other things, the general economic slowdown in the United States economy and the September 11, 2001 terrorist attacks on the United States.

The only significant noncurrent asset of the Company is its ownership of certain land in Broward County, Florida. (the "Broward" property) The land is zoned light industrial and consists of approximately one and one-third acres. The Company is currently seeking to lease the property.

Company Liquidity and Cash Requirements

The Company will need to raise significant capital in order to pursue any acquisition and in order to make further investments in Partner Companies. Since the fourth quarter of 1999, the Company has funded its operations and its investments in its Partner Companies through proceeds from its Majority Stockholder pursuant to the Funding Commitment of $10 million described in Note 5 of the Company's December 31, 2003 consolidated financial statements included in Part II, Item 7 of this Form 10-KSB and certain other working capital loans. Through December 31, 2003, the Company had received $8.475 million of the Funding Commitment.

The Company anticipates that the Funding Commitment of its Majority Stockholder will be sufficient to cover operating expenses through 2004. The Company will be required to raise additional capital in order to make any investments or acquisitions or engage in any other business activity.

Through December 31, 2003, the Company received working capital loans totaling $2,274,711 from the Majority Stockholder. These loans are unsecured notes, bear interest at the prime rate and interest and principal are due in one lump sum on their respective due dates. A total of $1,998,711 are long term notes due January 15, 2005, and a total of $276,000 are short term notes due January 15, 2004. On March 11, 2004 the Company consolidated the long and short-term working capital loans and accrued interest into two promissory notes amounting to $2,295,465 and $93,022. These new notes bear interest at the prime rate, and principal and interest on the loans are due and payable in one lump sum on March 15, 2006. In addition, the Company received an additional working capital loan dated March 12, 2004 totaling $38,000 from the Majority Stockholder. This loan is evidenced by an unsecured note bearing interest at the prime rate and interest and principal are due in one lump sum on March 15, 2006.

Because the Company does not have any active business operations to generate cash flow funding for operations once the Funding Commitment is exhausted and/or the working capital loans mature, the Company will need to raise additional cash. There can be no assurance that the Company will be successful in such efforts. Any financing activities by the Company could result in substantial dilution of existing equity positions and increased interest expense. Transaction costs to the Company in connection with any such activities may also be significant.

Changes in Financial Condition and Results of Operations

The discussion below relates to material changes in financial condition during the year ended December 31, 2003 compared with December 31, 2002 and to material changes in results of operations when comparing the years ended December 31, 2003 to December 31, 2002. All amounts in the discussion below are approximate.

Financial Condition at December 31, 2003 Compared to December 31, 2002

Total assets decreased during the year ended December 31, 2003 by approximately $158,000 to approximately $595,000. The decrease in total assets is primarily a result of the $75,000 write-off of the buildings on the property the Company owns in Broward County, Florida. In addition, cash decreased by approximately $49,000 due to a working capital loan received in December 2002 for January 2003 disbursements.

Total liabilities increased during the year ended December 31, 2003 by approximately $385,000 to approximately $3.1 million. The increase in liabilities is primarily a result of additional working capital loans from the Majority Stockholder and accrued interest of approximately $561,000, while accrued compensation decreased by approximately $141,000 due to payments made to the former Chief Executive Officer in 2003 relating to his severance benefits package.

Results of Operations for the Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Excluding the write-off's of certain Partner Company investments and related acquisition costs of approximately $244,000 in 2002, and the write-off of the buildings of $75,000 in 2003, operating expenses for the year ended December 31, 2003 decreased by approximately $1,036,000 from the year ended December 31, 2002. The decrease is primarily due to the cessation of acquisition and investment activity and the termination of the Company's full time executive officers.

Net loss for 2003 decreased by approximately $1.2 million over the comparable 2002 period, primarily due to the decrease of $644,000 in salaries and benefits, a decrease of $246,000 in professional fees, and a decrease of $146,000 in general and administrative expenses, which was partially offset by an increase of $75,000 as a result of the write-off of the buildings on property in Broward County, Florida in 2003. In addition, the Company wrote-off the Company's investment in Healthology amounting to $146,000 and acquisition costs amounting to $98,000 in 2002.

Critical Accounting Estimates

The application of GAAP involves the exercise of varying degrees of judgement. While the resulting accounting estimates will, by definition, not always precisely equal the related actual results, some of these estimates involve more judgment than others.

Accounting for the Impairment or Disposal of Long-Lived Assets

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FASB Statement No. 144 addresses significant issues relating to the implementation of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in FASB Statement No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. FASB Statement No. 144 also modifies the accounting and disclosure rules for discontinued operations. The standard was adopted on January 1, 2002, and as a result, the Company recognized an impairment loss equal to the book value of the buildings located on certain land in Broward County, Florida in the three-month period ending June 30, 2003. The impairment loss is included in the accompanying Consolidated Financial Statements for December 31, 2003.

Off-Balance Sheet Arrangements

As of December 31, 2003, the Company did not have any material off-balance sheet arrangements that have or are reasonably likely to have a material effect on the current or future financial condition, results of operations, liquidity, or capital resources.

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

Independent Auditors' Report for 2003 and 2002

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003 and 2002

Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002

Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

ITEM 8A. CONTROLS AND PROCEDURES

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

On December 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's Audit Committee and management, including the Acting Principal Executive Officer and the Acting Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's audit committee and management, including the Acting Principal Executive Officer and Acting Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 30, 2003.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation. There were no changes in the Company's internal controls that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                       THIS SPACE INTENTIONALLY LEFT BLANK

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

The information required in response to this Item is incorporated herein by reference from the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2004 Annual Meeting of Stockholders.

ITEM 10. EXECUTIVE COMPENSATION

The information required in response to this Item is incorporated herein by reference from the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2004 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in response to this Item is incorporated herein by reference from the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2004 Annual Meeting of Stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this Item is incorporated herein by reference from the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2004 Annual Meeting of Stockholders.

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

(a)(3) Exhibits

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item is incorporated herein by reference from the Company's Definitive Proxy Statement to be filed with Securities and Exchange Commission in connection with the Company's 2004 Annual Meeting of Stockholders.

EXHIBIT                                    DESCRIPTION

3.1.1 Certificate of Incorporation of Le@P Technology, Inc., filed March 20, 1997. (2)

3.1.2 Certificate of Preferred Stock Designation of Le@P Technology, Inc., dated March 23, 1999. (1)

3.1.3 Certificate of Amendment to Certificate of Incorporation of Le@P Technology, Inc. dated June 21, 1999. (3)

3.1.4 Certificate of Designation, Preferences, Rights and Limitations of 10% Cumulative Non-Voting Series B Preferred Stock of Le@P Technology, Inc., dated November 15, 1999. (4)

3.1.5 Certificate of Amendment to Certificate of Incorporation of Le@P Technology, Inc. filed July 5, 2000. (5)

3.2         Bylaws of Le@P Technology, Inc. (2)

4.3 Investors' Rights Agreement between Healthology, Inc. and Le@P Technology, Inc. dated March 1, 2000. (6)

4.4 Stockholders' Agreement between Healthology, Inc., Le@P Technology, Inc. and certain existing stockholders of Healthology, Inc. dated March 1, 2000. (6)

4.5 First Amended and Restated Investors Rights Agreement between Healthology, Inc. Le@P Technology, Inc., and Communicade, Inc. dated August 1, 2000. (5)

4.6 First Amended and Restated Stockholders' Agreement between Healthology, Inc., Le@P Technology, Inc., and Communicade, Inc. and certain other existing stockholders of Healthology, Inc. dated August 1, 2000. (5)

4.7 Amended and Restated Certificate of Incorporation of Healthology, Inc. filed August 1, 2000. (5)

10.1        Funding Commitment by M. Lee Pearce, M.D. (1)

10.2        Subscription Agreement dated March 30, 2000, with M. Lee Pearce,
            M.D. (10)

10.3        Employment Agreement dated April 1, 1999, with Robert G. Tancredi,
            M.D. (10)

10.4.1      1999 Long Term Incentive Plan. (7)

10.4.2      1998 Incentive Option Plan. (8)

10.4.3      1997 Incentive Option Plan. (2)

10.4.4      Seal Fleet, Inc. Amended 1996 Long-Term Incentive Plan. (9)

10.11 Commercial Contract and Addendum relating to the purchase and sale of real property between Bay Colony Associates Limited and Le@P Technology, Inc., as agent for Parkson Property LLC, dated as of September 28, 2001 (11)

10.12 Promissory Note dated September 28, 2001, in the principal amount of $37,500, executed by Parkson Property LLC. (11)

10.13 Promissory Note dated September 28, 2001, in the principal amount of $712,500, executed by

            Parkson Property LLC. (11)

10.14 Termination agreement dated September 30, 2002, relating to the termination of the Executive Employment Agreement of Chief Executive Officer. (12)

10.15 Promissory Note dated November 5, 2002, in the principal amount of $1,755,710.65, issued to the M. Lee Pearce 1998 Irrevocable Trust, replacing certain promissory notes issued in 2001 and 2002. (13)

10.16 Promissory Note dated January 30, 2003, in the principal amount of $65,000 issued to the M. Lee Pearce 1998 Irrevocable Trust. (14)

10.17 Promissory Note dated March 14, 2003, in the principal amount of $75,000 issued to the M. Lee Pearce 1998 Irrevocable Trust. (14)

10.18 Promissory Note dated April 23, 2003, in the principal amount of $55,000 issued to the M. Lee Pearce 1998 Irrevocable Trust.(15)

10.19 Written Consent to Action dated May 6, 2003 extending the due date of a note to January 15, 2005.(15)

10.20 Promissory Note dated June 30, 2003, in the principal amount of $71,000 issued to the M. Lee Pearce 1998 Irrevocable Trust.(16)

10.21 Promissory Note dated July 24, 2003, in the principal amount of $80,000 issued to the M. Lee Pearce 1998 Irrevocable Trust.(16)

10.22 Promissory Note dated November 3, 2003, in the principal amount of $37,000 issued to M. Lee Pearce, M.D.

10.23 Promissory Note dated December 8, 2003, in the principal amount of $30,000 issued to M. Lee Pearce, M.D.

10.24 Promissory Note dated December 29, 2003, in the principal amount of $25,000 issued to M. Lee Pearce, M.D.

10.25 Promissory Note dated March 11, 2004, in the principal amount of $2,295,464.65 issued to the M. Lee Pearce 1998 Irrevocable Trust

10.26 Promissory Note dated March 11, 2004, in the principal amount of $93,022.03 issued to M. Lee Pearce, M.D.

10.27 Promissory Note dated March 12, 2004, in the principal amount of $38,000.00 issued to M. Lee Pearce M.D.

21          Subsidiaries of the Registrant.

31.1 Certification of the Acting Principal Executive Officer relating to Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Acting Principal Financial Officer relating to Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Acting Principal Executive Officer of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

32.2 Certification of the Acting Principal Financial Officer of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

----------
(1) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 000-05667), as filed October 15, 1999.

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

(6) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 000-05667), as filed March 16, 2000.

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

(11) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 000-05667), as filed October 18, 2001.

(12) Incorporated by reference from an exhibit to the Company's Quarterly Report on Form 8-K (File No. 000-05667), as filed on September 30, 2002.

(13) Incorporated by reference from an exhibit to the Company's Quarterly Report on Form 10-QSB (File No. 000-05667), as filed on November 14, 2002.

(14) Incorporated by reference from an exhibit to the Company's Annual Report on Form 10-KSB (File No. 000-05699) for the fiscal year ended December 31, 2002, as filed March 31, 2003, as amended April 30, 2003.

(15) Incorporated by reference from an exhibit to the Company's Quarterly Report on Form 10-QSB (File No. 000-05667), as filed on April 15, 2003.

(16) Incorporated by reference from an exhibit to the Company's Quarterly Report on Form 10-QSB (File No. 000-05667), as filed on August 8, 2003.

(b)   Reports on Form 8-K

      None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LE@P TECHNOLOGY, INC.


                                       By: /s/ Timothy C. Lincoln
                                           ----------------------
                                           Timothy C. Lincoln,
                                           Acting Principal Executive Officer


                                       By: /s/ Mary E. Thomas
                                           ------------------
                                           Mary E. Thomas,
                                           Acting Principal Financial Officer

Dated: March 17, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

       SIGNATURE                                TITLE                                     DATE
/s/ Timothy C. Lincoln      Acting Principal Executive Officer and Director          March 22, 2004
----------------------
Timothy C. Lincoln

/s/ Mary Thomas             Acting Principal Financial Officer and Director          March 22, 2004
---------------
Mary Thomas

/s/ Mayra Diaz              Director                                                 March 22, 2004
--------------
Mayra Diaz

                                   "Exhibit F"

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Le@P Technology, Inc.                                                                          PAGE
                                                                                               ----
Independent Auditors' Report for 2003 and 2002..............................................    F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002................................    F-3

Consolidated Statements of Operations for the years ended December 31, 2003 and 2002........    F-5

Consolidated Statements of Stockholders' Deficit for the years ended
   December 31, 2003 and  2002..............................................................    F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002.......     F-7

Notes to Consolidated Financial Statements..................................................    F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Le@P Technology, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Le@P Technology, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Le@P Technology, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Berkowitz Dick Pollack & Brant, LLP

Fort Lauderdale, Florida

February 17, 2004, except as to Note 15, which is as of March 12, 2004

                     Le@P Technology, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                               December 31,
                                                           2003           2002
                                                         -----------------------
Assets
Current assets:
   Cash                                                  $ 20,253       $ 68,911
   Due from related party                                   4,068          2,563
   Prepaid expenses and other current assets               18,684         28,344
                                                         -----------------------
Total current assets                                       43,005         99,818

Property and equipment, net                               551,149        652,358
Other assets                                                  700            700
                                                         -----------------------
Total assets                                             $594,854       $752,876
                                                         =======================

See notes to consolidated financial statements.

                     Le@P Technology, Inc. and Subsidiaries

                                                                                         December 31,
                                                                                    2003               2002
                                                                                -------------------------------
Liabilities and stockholders' (deficit)
Current liabilities:
   Accounts payable                                                             $      5,726       $      9,504
   Accrued professional fees                                                          31,559             63,057
   Accrued compensation and related liabilities                                       14,563            155,408
   Short-term notes payable to related party                                         276,000                 --
   Short-term accrued interest payable to related party                               98,149                 --
                                                                                -------------------------------
Total current liabilities                                                            425,997            227,969

Long-term notes payable to related party                                           2,561,211          2,399,211

Long-term accrued interest payable to related party                                   87,191             62,321

                                                                                -------------------------------
Total liabilities                                                                  3,074,399          2,689,501

Commitments and contingencies

Stockholders' deficit:
   Preferred stock, par value $0.001 per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at December 31, 2003 and
      2002
                                                                                   2,170,000          2,170,000
   Class A common stock, par value $0.20 per share. Authorized 99,975,000
      shares. Issued 33,766,053 shares at December 31, 2003 and 2002               6,753,211          6,753,211

   Class B common stock, par value $0.20 per share. Authorized, issued and
      outstanding 25,000 shares at December 31, 2003 and 2002                          5,000              5,000
   Additional paid-in capital                                                     26,401,913         26,401,913
   Accumulated deficit                                                           (37,760,209)       (37,217,289)
   Treasury stock, at cost, 84,850 shares at December 31, 2003 and 2002              (49,460)           (49,460)

                                                                                -------------------------------
Total stockholders' deficit                                                       (2,479,545)        (1,936,625)
                                                                                -------------------------------
Total liabilities and stockholders' deficit                                     $    594,854       $    752,876
                                                                                ===============================

See notes to consolidated financial statements.

                     Le@P Technology, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                                                   Year ended December 31,
                                                                                   2003               2002
                                                                               -------------------------------
Revenue                                                                        $         --       $         --
                                                                               -------------------------------

Expenses:
   Salaries and benefits                                                             49,306            693,061
   Professional fees                                                                 71,895            317,592
   General and administrative                                                       223,889            369,964
   Impairment of buildings                                                           75,000                 --
   Write-off of acquisition costs                                                        --             98,299
   Write-off of investments                                                              --            145,624
                                                                               -------------------------------
Total expenses                                                                      420,090          1,624,540
                                                                               -------------------------------

Operating loss                                                                     (420,090)        (1,624,540)

Interest income                                                                         188                517
Interest expense                                                                   (123,018)          (100,965)
                                                                               -------------------------------

Net loss                                                                       $   (542,920)      $ (1,724,988)
                                                                               ===============================

Net loss attributable to common stockholders                                   $   (759,920)      $ (1,941,988)
                                                                               ===============================

Basic and diluted net loss attributable to common stockholders per share:
   Net loss                                                                    $      (0.02)      $      (0.05)
                                                                               ===============================
   Net loss attributable to common stockholders                                $      (0.02)      $      (0.06)
                                                                               ===============================

Basic and diluted weighted average shares outstanding                            33,706,203         33,706,203
                                                                               ===============================

See notes to consolidated financial statements.

                     Le@P Technology, Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Deficit

                                   Preferred           Class A and Class B
                                     Stock                 Common Stock        Additional
                              ----------------------------------------------     Paid-in     Accumulated    Treasury       Total
                               Shares      Amount       Shares     Par Value     Capital       Deficit       Stock
                              -----------------------------------------------------------------------------------------------------
Balance at December 31, 2001    2,170  $  2,170,000   33,791,053  $6,758,211   $26,401,913   $(35,492,301)  $ (49,460)  $  (211,637)

Net loss                           --            --           --          --            --     (1,724,988)         --    (1,724,988)
                              -----------------------------------------------------------------------------------------------------
Balance at December 31, 2002    2,170     2,170,000   33,791,053   6,758,211    26,401,913    (37,217,289)    (49,460)   (1,936,625)
Net loss                           --            --           --          --            --       (542,920)                 (542,920)
                              -----------------------------------------------------------------------------------------------------
Balance at December 31, 2003    2,170    $2,170,000   33,791,053  $6,758,211   $26,401,913   $(37,760,209)  $ (49,460)  $(2,479,545)
                              -----------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                     Le@P Technology, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                   Year ended December 31,
                                                                                    2003              2002
                                                                                 ---------------------------
Cash flows from operating activities:
Net loss                                                                         $(542,920)      $(1,724,988)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                     26,209            36,580
   Write-off of investments                                                             --           145,625
   Write-off of acquisition costs                                                       --            98,299
   Impairment of buildings                                                          75,000                --
   Changes in operating assets and liabilities:
      Due from related party                                                        (1,505)           72,000
      Prepaid expenses and other current assets                                      9,660             8,953
      Other assets                                                                      --             3,803
      Accounts payable                                                              (3,778)          (86,533)
      Accrued interest payable to related party                                    123,019            62,321
      Accrued compensation and related liabilities                                (140,845)           35,025
      Accrued professional fees                                                    (31,498)          (80,258)
                                                                                 ---------------------------
Net cash used in operating activities                                             (486,658)       (1,429,173)
                                                                                 ---------------------------

Cash flows from investing activities
Proceeds from sale of property and equipment                                            --             9,864
                                                                                 ---------------------------
Net cash provided by investing activities                                               --             9,864
                                                                                 ---------------------------

Cash flows from financing activities
Proceeds from notes payable to related party                                       438,000         1,461,711
                                                                                 ---------------------------
Net cash provided by financing activities                                          438,000         1,461,711
                                                                                 ---------------------------

Net change in cash                                                                 (48,658)           42,402
Cash at beginning of year                                                           68,911            26,509
                                                                                 ---------------------------
Cash at end of year                                                              $  20,253       $    68,911
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

2. Summary of Significant Accounting Policies

Consolidation

The accompanying financial statements include the accounts of Le@P Technology, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Investments in investment or acquisition candidates ("Partner Companies") in which Le@P owns 50% or less of the outstanding voting securities, and in which significant influence is exercised, are accounted for under the equity method. Significant influence is presumed at a 20% ownership level; however, Le@P applies the equity method for investments in which it acquires less than 20% of the voting interest if it exerts significant influence through representation on the investee's Board of Directors or through other means. All other investments for which the Company does not have the ability to exercise significant influence are accounted for on the cost method. Such investments are stated at the lower of cost or net realizable value. During 2003 and 2002, the Company accounted for its investments under the cost method.

Change in Accounting Estimate

The Company has not had any changes in accounting estimates for the years ending December 31, 2003 and 2002.

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

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FASB Statement No. 145 updates, clarifies, and simplifies existing accounting pronouncements. FASB Statement No. 145 rescinds FASB Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. FASB Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980. Because the transaction has been completed, FASB Statement 44 is no longer necessary. FASB Statement 145 amends FASB Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transactions that have similar economic effects. The adoption of FASB Statement No. 145 has not had a material impact on the Company's consolidated financial statements.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which supercedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FASB Statement No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The Company will adopt FASB No. 146 for exit or disposal activities that are initiated after December 31, 2002. The adoption of FASB Statement No. 146 has not had an impact on the Company's consolidated financial statements.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." FASB Statement No. 148 amends FASB Statement 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FASB Statement No. 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted FASB Statement No. 148 effective December 1, 2002 and have provided the disclosures required under FASB Statement No. 148 as follows:

The weighted average fair value per share of options granted by the Company during 2002 was $.29. The fair value of options granted was estimated at the date of grant using the Black-Scholes Valuation Method with the following assumptions; risk free interest rate of 4.75%, no expected dividends, weighted average expected life of 5 years for 2002, and volatility of 1.88. There were no options granted during 2003.

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

                                                                Year ended December 31,
                                                              2003                  2002
                                                            -------------------------------
Pro-forma net loss                                          $(542,920)          $(2,035,705)

Pro-forma loss attributable to common stockholders          $(759,920)          $(2,252,705)

Pro-forma net loss per common share                            $(0.02)               $(0.06)

Pro-forma net loss attributable to                             $(0.02)               $(0.07)
   Common stockholders per common share

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45"). FIN 45 expands previously issued accounting guidance and disclosure requirements for certain guarantees and requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The Company adopted FIN 45 as of January 1, 2003. The adoption of FIN 45 did not have an impact on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have an impact on the Company's consolidated financial statements.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." FASB statement No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133. FASB Statement No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003, except for those provisions of FASB Statement No. 149 which relate to FASB Statement No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. For those issues, the provisions that are currently in effect should continue to be applied in accordance with their respective effective dates. In addition, certain provisions of FASB Statement No. 149, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of FASB Statement 149 did not have an impact on the Company's consolidated financial statements.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." FASB Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FASB Statement No. 150 requires that an issuer classify a financial instrument that is within the scope of FASB Statement No. 150 as a liability. FASB Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company beginning September 1, 2003. The adoption of FASB Statement 150 did not have an impact on the Company's consolidated financial statements.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from 3-9 years.

Long-Lived Assets

The carrying value of the Company's long-lived assets are reviewed periodically by management to determine if the facts and circumstances suggest potential impairment. If this review indicates that these costs will not be recoverable, as determined based on the expected undiscounted cash flows of the entity over the remaining amortization period, the carrying value of these costs is reduced to fair value and an impairment loss is recognized.

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

Financial Instruments

The Company's financial instruments consisting of cash, accounts payable and notes payable approximate fair value as of December 31, 2003 and 2002.

3. Operating Losses and Cash Flow Deficiencies

The Company has experienced operating losses and deficiencies in operating cash flows. Until the Company has operations or other revenue generating activities to be self sufficient, the Company will remain dependent upon other sources of capital. In the past, such capital has come from the Company's Majority Stockholder.

On September 30, 1999, the Company's Chairman and majority stockholder agreed to provide Le@P, directly or through his affiliates (collectively, the "Majority Stockholder"), funding of up to $10,000,000 to be used to fund working capital requirements and future acquisitions, as approved by the Company's Board of Directors (the "Funding Commitment") and as further discussed in Note 5 herein. Through December 31, 2003, the Company had received $8,475,000 of the Funding Commitment and working capital notes aggregating $2,274,711 from the Majority Stockholder. The notes are not part of the Funding Commitment. As of December 31, 2003, $1,525,000 was available to the Company pursuant to the Funding Commitment. Subsequent to December 31, 2003, the Company consolidated the working capital notes and interest from the Majority Stockholder and issued two long-term notes. In addition, the Company received a working capital loan on March 12, 2004, and issued another long-term note. These notes are not part of the Funding Commitment (See Note 15).

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

The audited financial statements of Healthology as of and for the year ended December 31, 2000 contained a going concern explanatory paragraph and its financial statements as of and for the year ended December 31, 2001 reflected a net loss of approximately $5.0 million. Healthology's plans for the years ended December 31, 2002 and 2001, included raising additional equity or debt financing, investigating the possibility of merger or joint venture arrangements to obtain additional sources of funds, and scaling back operations. Healthology was unsuccessful in such endeavors to obtain financing and continued to experience significant losses. As a result of these factors, the Company believed its investment in Healthology was materially impaired and further reduced the value of its investment by $1,354,358 during 2001. During 2002, Healthology was unsuccessful in its endeavors to form a merger or joint venture arrangement, and suffered continued losses amounting to approximately $988,000. Accordingly, the Company wrote-off its remaining investment of approximately $115,000 in the quarter ended December 31, 2002. The write-off is included in the write-off of investments in the accompanying consolidated statement of operations. The Company's investment in Healthology is illiquid in nature and cannot be readily sold.

For the year ending December 31, 2003, Healthology's unaudited net income was $1,087,000. As the Company records its investments under the cost method of accounting, the book value of the Company's investment in Healthology remains zero. The Company continues to monitor this investment, but is unable to assess the current value, in part due to the illiquidity of this investment and Healthology's short operating history.

Camber

The Company has a 6% interest in Camber Companies, LLC ("Camber"). Camber operated clinics specializing in multidisciplinary, musculoskeletal care in Florida and California. The Company accounts for its investment in Camber under the cost method.

Camber was unable to successfully execute its business plan. In addition, attempts by the Company to sell its investment in Camber were unsuccessful and caused the Company to assess the recoverability of this investment. During the quarter ended September 30, 2001, the Company concluded that the carrying value of its investment in Camber was impaired and wrote-off $1,815,245 of this investment. Camber continued to be unsuccessful in raising additional capital, and the Company concluded that the carrying value of its investment in Camber was impaired and wrote-off the remaining investment carrying value of $30,000 in the quarter ended March 31, 2002. In July 2002, Camber ceased operations. The write-off's are included in write-off of investments in the accompanying consolidated statements of operations for 2002.

5. Funding Commitment

In connection with the Funding Commitment (Note 3), through December 31, 2003, the Majority Stockholder contributed $8,475,000 to the Company. Of this amount, approximately $4,544,000 was to fund the investment in Healthology and related transaction expenses, approximately $250,000 was to fund the VisualPlex transaction, and $3,681,000 was to fund operating expenses. In consideration of these contributions, the Company issued 1,614,284 shares of the Company's Class A Common Stock at a purchase price of $5.25 per share.

As of December 31, 2003, a balance amounting to $1,525,000 (the "Additional Funds") was available to the Company pursuant to the Funding Commitment. On March 30, 2000, the Board of Directors of the Company and the Majority Stockholder agreed that all funds contributed pursuant to the Funding Commitment including such Additional Funds, represent a subscription for additional shares of the Company's Class A Common Stock at $5.25 per share (an aggregate of 290,476 shares when the remaining $1,525,000 is contributed).

6. Property and Equipment

      Property and equipment consists of the following:

                                                        December 31,
                                                    2003            2002
                                                  ------------------------

      Land                                        $510,000        $510,000
      Buildings                                         --          90,000
      Leasehold improvements                        17,842          17,842
      Equipment and software                        49,524          49,524
      Furniture and fixtures                        84,553          84,553
                                                  ------------------------
                                                   661,919         751,919
      Less accumulated depreciation                110,770          99,561
                                                  ------------------------
                                                  $551,149        $652,358
                                                  ========================

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

Employment Contracts

During April 1999, the Company entered into an employment contract with its Chief Executive Officer. This contract was for an initial period of three years and included base salary plus bonuses. The Company negotiated a severance agreement with Robert G. Tancredi, M.D., the Company's President and Chief Executive Officer, whereby his services would end effective September 30, 2002. Dr. Tancredi's employment agreement had otherwise been scheduled to expire in March 2003, subject to certain severance or renewal requirements. In connection with the severance agreement, the Company agreed to pay Dr. Tancredi $150,000 payable over an eighteen month period and each of the parties otherwise released the other of all other obligations and claims. A balance amounting to approximately $16,000 is included in accrued compensation and related liabilities in the accompanying consolidated balance sheet at December 31, 2003 relating to the severance accrual.

8. Related Party Transactions

The Company's Majority Stockholder, directly or indirectly, owns a number of real estate entities with which the Company has done or currently does business. At December 31, 2003, the Company was leasing administrative office space from one such real estate entity. This lease expires during 2004. Future minimum lease payments under this operating lease agreement are $32,000 for 2004.

The Company rented office space to other related entities on a month-to-month basis during 2003, resulting in net rent expense amounting to approximately $3,900 for the year ended December 31, 2003.

Due from related party represents amounts due from the Company's Majority Stockholder in relation to certain services performed on his behalf by the Company's employee.

Through December 31, 2003, the Company had received loans amounting to $2,274,711 from the Majority Stockholder. The proceeds of loans were, and are, being used for working capital purposes. The loans are evidenced by promissory notes, which pay interest at the prime rate. Principal and interest on the loans are due and payable in one lump sum on the maturity dates. Notes totaling $1,998,711 are due January 15, 2005 and the remaining notes of $276,000 are due January 15, 2004. Subsequent to December 31, 2003, the Company consolidated all of the notes and accrued interest from the Majority Stockholder into two long-term notes due March 15, 2006. The notes are unsecured, bear interest at the prime rate, and principal and interest are due and payable in one lump sum on the maturity date (See Note 15). These notes are not part of the funding commitment.

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

The land is zoned light industrial and consists of approximately one and one-third acres. On July 16, 2003, the Board of Directors determined that it was in the best interest of the Company to demolish the existing buildings. The demolition of the buildings took place in August 2003. FASB Statement of Financial Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result, the Company recognized an impairment loss equal to the book value of the buildings in the amount of $75,000. The Company is currently seeking to lease the property.

The interest expense included in the 2003 and 2002 consolidated financial statements relates to interest charges due to the Majority Stockholder.

9. Stock Based Compensation

Options may be granted to Company employees, directors and consultants under various stock option plans. All options granted under the plans through December 31, 2003 have been at prices which have been equal to or greater than the fair market value of the Company's common stock at the date of grant. At December 31, 2003, the Company had reserved 4,374,500 shares of Class A common stock for possible future issuance under its stock option plans. Option activity under the Company's plans is summarized below:

                                                       2003                             2002
                                            ----------------------------    -----------------------------
                                                              Weighted                          Weighted
                                                               Average                           Average
                                                              Exercise                          Exercise
                                               Shares           Price          Shares             Price
                                            ----------------------------    -----------------------------
      Outstanding at beginning of year        1,897,500       $     1.81       2,502,500       $     2.14
      Options granted                                --               --         500,000             1.90
      Options forfeited                        (445,000)            1.75      (1,105,000)            2.60
                                            ----------------------------    -----------------------------
      Outstanding at end of year              1,452,500       $     1.83       1,897,500       $     1.81
                                            ============================    =============================

      Options exercisable at year-end         1,452,500       $     1.83       1,897,500       $     1.81
      Shares available for future grant       4,374,500                        4,819,500

The following table summarizes information about stock options outstanding at December 31, 2003:

                                   Stock Options Outstanding                      Stock Options Exercisable
                       --------------------------------------------------------------------------------------------
                                            Weighted
                                            Average
                                           Remaining            Weighted                             Weighted
                          Number of       Contractual            Average         Number of            Average
Exercise Price             Options            Life            Exercise Price      Options          Exercise Price
-------------------------------------------------------------------------------------------------------------------
    $0.50                     300,000          3.4                 $0.50              300,000          $0.50
    $1.00                     240,000          6.9                 $1.00              240,000          $1.00
    $1.75                     860,000          4.1                 $1.75              860,000          $1.75
    $3.00                      52,500          6.2                 $3.00               52,500          $3.00
                       ---------------                                        ---------------
$0.50 - $3.00               1,452,500          4.5                 $1.55            1,452,500          $1.55
                       ===============                                        ===============

10. Loss Per Share

Options were not included in the computation of net loss per share and net loss per share attributable to common stockholders for the years ended December 31, 2003 and 2002 because their effect would have been anti-dilutive.

A reconciliation of net loss per share to net loss per share attributable to common stockholders is as follows:

                                                                                    Year Ended December 31,
Numerator:                                                                           2003               2002
                                                                                -------------------------------
     Net loss                                                                   $   (542,920)      $ (1,724,988)
     Dividends (undeclared) on cumulative preferred stock                           (217,000)          (217,000)
                                                                                -------------------------------
     Numerator for basic and diluted loss per share - loss attributable to
     common stockholders                                                        $   (759,920)      $ (1,941,988)
                                                                                ===============================

Denominator:
     Denominator for basic and diluted loss per share: Weighted average shares

                                                                                  33,706,203         33,706,203
                                                                                ===============================
     Basic and diluted loss per share                                           $      (0.02)      $      (0.05)
                                                                                ===============================

     Basic and diluted loss per share attributable to common
     stockholders                                                               $      (0.02)      $      (0.06)
                                                                                ===============================

11. Preferred Stock

The Certificate of Incorporation of the Company, as amended, authorizes the issuance of 25,000,000 shares of Preferred Stock, $.001 par value of which 2,500 shares have been designated as Series B 10% Cumulative Preferred Stock, $.001 par value, (the "Series B Preferred Stock"). The Series B Preferred Stock is nonvoting and nonconvertible. Dividends on the Series B Preferred Stock are cumulative and accrue at a rate of 10% per annum on the preferred stock's stated value of $1,000 per share and must be paid before any dividends may be paid on any other class of common or preferred stock. No other class of common or preferred stock may be redeemed or repurchased nor may the Series B Preferred Stock be altered or modified without the approval of the holders of the Series B Preferred Stock. Effective November 15, 1999, the Company issued, 2,170 shares of the Series B Preferred Stock to the majority shareholder in exchange for $2,170,000, which had previously been contributed to the Company. At December 31, 2003, dividends of $934,500 were accumulated on the Series B Preferred Stock. Such amount will be accrued and charged to retained earnings, if any, or additional paid-in capital when declared by the Company's Board of Directors.

12. Class B Common Stock

The Company has 25,000 shares of Class B Common Stock outstanding. Such shares are held by an affiliate of the Company's majority shareholder and enable the holder to elect a majority of the Board of Directors of the Company, otherwise the Class B Common Stock is identical to the Company's Class A Common Stock.

13. Income Taxes

Significant components of the Company's net deferred income taxes are as follows:

                                               Year ended December 31,
                                                2003              2002
                                            -----------------------------

      Deferred tax assets:
      Net operating loss carryforwards      $ 3,031,172       $ 2,751,779
      Accruals                                   75,915            81,837
      Stock -based compensation                  29,999            29,991
      Other                                       8,224            (9,309)
                                            -----------------------------
      Deferred tax assets                     3,145,310         2,854,298
      Less valuation allowance               (3,145,310)       (2,854,298)
                                            -----------------------------
      Net deferred tax assets               $        --       $        --
                                            =============================

A reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate (benefit) follows:

                                                      Year ended December 31,
                                                        2003           2002
                                                        ----           ----
      U.S. Federal Statutory rate                       34.00%         34.00%
      State income taxes, net of federal benefit         3.63           3.63
      Change in valuation allowance                    (53.60)        (27.80)
      Non-deductible items                              (0.01)         (3.21)
      Other                                             15.98          (6.62)
                                                      ----------------------
                                                         0.00%          0.00%
                                                      ======================

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of the evidence, both positive and negative, management has determined that a $3,145,310 valuation allowance at December 31, 2003 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $291,012. At December 31, 2003, the Company has available net operating loss carryforwards of approximately $8,055,000 of which approximately $1,078,000 expire from 2010 to 2012 with the remainder expiring during 2019 through 2023.

14. Valuation and Qualifying Accounts

A summary of the activity in the Company's valuation and qualifying accounts is as follows:

                                                Balance at       Charged to                                    Balance at
                                               Beginning of       Costs and    Write-off's   Other Changes       End of
              Description                         Period           Expenses                                      Period
Deferred tax asset valuation allowance
Year ended December 31, 2002                     $2,374,831        $479,467         --             --          $2,854,298
Year ended December 31, 2003                     $2,854,298        $291,012         --             --          $3,145,310

15. Subsequent Event

During the first quarter of 2004, the Company consolidated the long and short-term notes and accrued interest due to the Majority Stockholder into two notes of $2,295,465 and $93,022. The Company also received an additional working capital loan from the Majority Stockholder dated March 12, 2004 amounting to $38,000. All of the notes are unsecured and bear interest at the prime rate. Principal and interest on the notes are due and payable in one lump sum on the maturity date of March 15, 2006.

                                  EXHIBIT INDEX

EXHIBIT                            DESCRIPTION

3.1.1 Certificate of Incorporation of Le@P Technology, Inc., filed March 20, 1997. (2)

3.1.2 Certificate of Preferred Stock Designation of Le@P Technology, Inc., dated March 23, 1999. (1)

3.1.3 Certificate of Amendment to Certificate of Incorporation of Le@P Technology, Inc. dated June 21, 1999. (3)

3.1.4 Certificate of Designation, Preferences, Rights and Limitations of 10% Cumulative Non-Voting Series B Preferred Stock of Le@P Technology, Inc., dated November 15, 1999. (4)

3.1.5 Certificate of Amendment to Certificate of Incorporation of Le@P Technology, Inc. filed July 5, 2000. (5)

3.2         Bylaws of Le@P Technology, Inc. (2)

4.3 Investors' Rights Agreement between Healthology, Inc. and Le@P Technology, Inc. dated March 1, 2000. (6)

4.4 Stockholders' Agreement between Healthology, Inc., Le@P Technology, Inc. and certain existing stockholders of Healthology, Inc. dated March 1, 2000. (6)

4.5 First Amended and Restated Investors Rights Agreement between Healthology, Inc. Le@P Technology, Inc., and Communicade, Inc. dated August 1, 2000. (5)

4.6 First Amended and Restated Stockholders' Agreement between Healthology, Inc., Le@P Technology, Inc., and Communicade, Inc. and certain other existing stockholders of Healthology, Inc. dated August 1, 2000. (5)

4.7 Amended and Restated Certificate of Incorporation of Healthology, Inc. filed August 1, 2000. (5)

10.1        Funding Commitment by M. Lee Pearce, M.D. (1)

10.2        Subscription Agreement dated March 30, 2000, with M. Lee Pearce,
            M.D. (10)

10.3        Employment Agreement dated April 1, 1999, with Robert G. Tancredi,
            M.D. (10)

10.4.1      1999 Long Term Incentive Plan. (7)

10.4.2      1998 Incentive Option Plan. (8)

10.4.3      1997 Incentive Option Plan. (2)

10.4.4      Seal Fleet, Inc. Amended 1996 Long-Term Incentive Plan. (9)

10.11 Commercial Contract and Addendum relating to the purchase and sale of real property between Bay Colony Associates Limited and Le@P Technology, Inc., as agent for Parkson Property LLC, dated as of September 28, 2001 (11)

10.12 Promissory Note dated September 28, 2001, in the principal amount of $37,500, executed by Parkson Property LLC. (11)

10.13 Promissory Note dated September 28, 2001, in the principal amount of $712,500, executed by Parkson Property LLC. (11)

10.14 Termination agreement dated September 30, 2002, relating to the termination to the Executive Employment Agreement of the Chief Executive Officer.(12)

10.15 Promissory Note dated November 5, 2002, in the principal amount of $1,755,710.65, issued to the M. Lee Pearce 1998 Irrevocable Trust, replacing certain promissory notes issued in 2001 and 2002.(13)

10.16 Promissory Note dated January 30,2003, in the principal amount of $65,000 issued to the M. Lee Pearce 1998 Irrevocable Trust.(14)

10.17 Promissory Note dated March 14, 2003, in the principal amount of $75,000 issue to the M. Lee Pearce 1998 Irrevocable Trust.(14)

10.18 Promissory Note dated April 23, 2003, in the principal amount of $55,000 issued to the M. Lee Pearce 1998 Irrevocable Trust(15)

10.19 Written Consent to Action dated May 6, 2003 extending the due date of a note to January 15, 2005(15)

10.20 Promissory Note dated June 30, 2003, in the principal amount of $71,000 issued to the M. Lee Pearce 1998 Irrevocable Trust(16)

10.21 Promissory Note dated July 24, 2003, in the principal amount of $80,000 issued to the M. Lee Pearce 1998 Irrevocable Trust(16)

10.22 Promissory Note dated November 3, 2003, in the principal amount of $37,000 issued to M. Lee Pearce, M.D.

10.23 Promissory Note dated December 8, 2003, in the principal amount of $30,000.00 issued to M. Lee Pearce, M.D.

10.24 Promissory Note dated December 29, 2003, in the principal amount of $25,000.00 issued to M. Lee Pearce, M.D.

10.25 Promissory Note dated March 11, 2004, in the principal amount of $2,295,464.65 issued to the M. Lee Pearce 1998 Irrevocable Trust.

10.26 Promissory Note dated March 11, 2004, in the principal amount of $93,022.03 issued to M. Lee Pearce, M.D.

10.27 Promissory Note dated March 12, 2004, in the principal amount of $38,000.00 issued to M. Lee Pearce, M.D.

21          Subsidiaries of the Registrant.

31.1 Certification of the Acting Principal Executive Officer relating to Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Acting Principal Financial Officer relating to Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Acting Principal Executive Officer of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

32.2 Certification of the Acting Principal Financial Officer of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

----------
1) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 000-05667), as filed October 15, 1999.

2) Incorporated by reference from an exhibit to the Company's Proxy Statement for the Annual Meeting of Shareholders of Le@P Fleet, Inc. held May 14, 1997, as filed April 11, 1997.

3) Incorporated by reference from an exhibit to the Company's Annual Report on Form 10-KSB (File No. 000-05667) for the fiscal year ended December 31, 1999, as filed March 30, 2000.

4) Incorporated by reference from an exhibit to the Company's Quarterly Report on Form 10-QSB (File No. 000-05667) for the quarter ended September 30, 1999, as filed November 15, 1999.

5) Incorporated by reference from an exhibit to the Company's Quarterly Report on Form 10-QSB (File No. 000-05667) for the quarter ended June 30, 2000, as filed August 14, 2000.

6) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 000-05667), as filed March 16, 2000.

7) Incorporated by reference from an exhibit to the Company's Proxy Statement for the Annual Meeting of Shareholders of Le@P Technology, Inc. held June 17, 1999, as filed on June 4, 1999.

8) Incorporated by reference from an exhibit to the Company's Proxy Statement for the Annual Meeting of Shareholders of Le@P Technology, Inc. held June 24, 1998, as filed on June 8, 1998.

9) Incorporated by reference from an exhibit to the Quarterly Report on Form 10-QSB of Le@P Fleet, Inc. for the quarterly period ended March 31, 1997.

10) Incorporated by reference from an exhibit to the Company's Annual Report on Form 10-KSB (File No. 000-05699) for the fiscal year ended December 31, 2000, as filed April 1, 1999, as amended April 30, 2000.

11) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 000-05667), as filed October 18, 2001.

12) Incorporated by reference from an exhibit to the Company's Quarterly Report on Form 8-K (File No. 000-05667), as filed on September 30, 2002.

13) Incorporated by reference from an exhibit to the Company's Quarterly Report on Form 10-QSB (File No. 000-05667), as filed on November 14, 2002.

14) Incorporated by reference from an exhibit to the Company's Annual Report on Form 10-KSB (File No. 000-05699) for the fiscal year ended December 31, 2002, as filed March 31, 2003, as amended April 30, 2003.

15) Incorporated by reference from an exhibit to the Company's Quarterly Report on Form 10-QSB (File No. 000-05667), as filed on May 15, 2003.

16) Incorporated by reference from an exhibit to the Company's Quarterly Report on Form 10-QSB (File No. 000-05667), as filed on August 8, 2003.