Form 10KSB/A
period 2003-12-31
LEAP TECHNOLOGY INC / DE
filed 2004-03-30
CIK 110027

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                 FORM 10-KSB/A-1

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

Transitional Small Business Disclosure Format: Yes |_| No |X|
================================================================================

PRELIMINARY NOTE: This Annual Report of Form 10-K/A-1 amends Part III, Items 9 and 13 of the previously filed Annual Report on Form 10-KSB by providing new disclosure to Item 9 and replacement Exhibits 31.1 and 31.2 to Item 13 and the exhibits to such Report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Given that the Company is not presently engaged in active operations and has no full time executive officers, the Company has not adopted a Code of Ethics applicable to its officers, including its principal executive officer, principal financial officer, principal accounting officer or controller and any other persons performing similar functions. Except as provided above, the information called for by Part III, Item 9, regarding the Registrant's directors is included in our Proxy Statement relating to our annual meeting of stockholders, and is incorporated herein by reference. The Proxy Statement will be filed within 120 days of December 31, 2003, the Company's year-end.

ITEM 10. EXECUTIVE COMPENSATION

Information called for by Part III, Item 10, is included in our Proxy Statement relating to our annual meeting of stockholders, and is incorporated herein by reference. The Proxy Statement will be filed within 120 days of December 31, 2003, the Company's year-end.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by Part III, Item 11, is included in our Proxy Statement relating to our annual meeting of stockholders, and is incorporated herein by reference. The Proxy Statement will be filed within 120 days of December 31, 2003, the Company's year-end.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by Part III, Item 12, regarding our relationships and related transactions, is included in our Proxy Statement relating to our annual meeting of stockholders, and is incorporated herein by reference. The Proxy Statement will be filed within 120 days of December 31, 2003, the Company's year-end.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

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

10.13 Promissory Note dated September 28, 2001, in the principal amount of $712,500, executed by Parkson Property LLC. (11)

10.14 Termination agreement dated September 30, 2002, relating to the termination of the Executive Employment Agreement of Chief Executive Officer.(12)

10.15 Promissory Note dated November 5, 2002, in the principal amount of $1,755,710.65, issued to the M. Lee Pearce 1998 Irrevocable Trust, replacing certain promissory notes issued in 2001 and 2002.(13)

10.16 Promissory Note dated January 30, 2003, in the principal amount of $65,000 issued to the M. Lee Pearce 1998 Irrevocable Trust.(14)

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

10.18 Promissory Note dated April 23, 2003, in the principal amount of $55,000 issued to the M. Lee Pearce 1998 Irrevocable Trust.(15)

10.19 Written Consent to Action dated May 6, 2003 extending the due date of a note to January 15, 2005.(15)

10.20 Promissory Note dated June 30, 2003, in the principal amount of $71,000 issued to the M. Lee Pearce 1998 Irrevocable Trust.(16)

10.21 Promissory Note dated July 24, 2003, in the principal amount of $80,000 issued to the M. Lee Pearce 1998 Irrevocable Trust.(16)

10.22* Promissory Note dated November 3, 2003, in the principal amount of $37,000 issued to M. Lee Pearce, M.D.

10.23* Promissory Note dated December 8, 2003, in the principal amount of $30,000 issued to M. Lee Pearce, M.D.

10.24* Promissory Note dated December 29, 2003, in the principal amount of $25,000 issued to M. Lee Pearce, M.D.

10.25* Promissory Note dated March 11, 2004, in the principal amount of $2,295,464.65 issued to the M. Lee Pearce 1998 Irrevocable Trust

10.26*      Promissory Note dated March 11, 2004, in the principal amount of
            $93,022.03
            issued to M. Lee Pearce, M.D.

10.27* Promissory Note dated March 12, 2004, in the principal amount of $38,000.00 issued to M. Lee Pearce M.D.

21*         Subsidiaries of the Registrant.

31.1** Certification of the Acting Principal Executive Officer relating to Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2** Certification of the Acting Principal Financial Officer relating to Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of the Acting Principal Executive Officer of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

32.2* Certification of the Acting Principal Financial Officer of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

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

(11) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 000-05667), as filed on October 18, 2001.

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

(15) Incorporated by reference from an exhibit to the Company's Quarterly Report on Form 10-QSB (File No. 000-05667), as filed on May 15, 2003.

(16) Incorporated by reference from an exhibit to the Company's Quarterly Report on Form 10-QSB (File No. 000-05667), as filed on August 8, 2003.

----------
* Previously filed with our Form 10-KSB for the year ended December 31, 2003, filed March 22, 2004.

**    Filed herewith.

(b)   Reports on Form 8-K

         None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Part III, Item 14, is included in our Proxy Statement relating to our annual meeting of stockholders, and is incorporated herein by reference. The Proxy Statement will be filed within 120 days of December 31, 2003, the Company's year-end.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 2004                  Le@P Technology, Inc.


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

10.18 Promissory Note dated April 23, 2003, in the principal amount of $55,000 issued to the M. Lee Pearce 1998 Irrevocable Trust(15)

10.19 Written Consent to Action dated May 6, 2003 extending the due date of a note to January 15, 2005(15)

10.20 Promissory Note dated June 30, 2003, in the principal amount of $71,000 issued to the M. Lee Pearce 1998 Irrevocable Trust(16)

10.21 Promissory Note dated July 24, 2003, in the principal amount of $80,000 issued to the M. Lee Pearce 1998 Irrevocable Trust(16)

10.22* Promissory Note dated November 3, 2003, in the principal amount of $37,000 issued to M. Lee Pearce, M.D.

10.23* Promissory Note dated December 8, 2003, in the principal amount of $30,000.00 issued to M. Lee Pearce, M.D.

10.24* Promissory Note dated December 29, 2003, in the principal amount of $25,000.00 issued to M. Lee Pearce, M.D.

10.25* Promissory Note dated March 11, 2004, in the principal amount of $2,295,464.65 issued to the M. Lee Pearce 1998 Irrevocable Trust.

10.26*      Promissory Note dated March 11, 2004, in the principal amount of
            $93,022.03
            issued to M. Lee Pearce, M.D.

10.27* Promissory Note dated March 12, 2004, in the principal amount of $38,000.00 issued to M. Lee Pearce, M.D.

21*         Subsidiaries of the Registrant.

31.1** Certification of the Acting Principal Executive Officer relating to Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2** Certification of the Acting Principal Financial Officer relating to Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of the Acting Principal Executive Officer of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

32.2* Certification of the Acting Principal Financial Officer of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

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

15) Incorporated by reference from an exhibit to the Company's Quarterly Report on Form 10-QSB (File No. 000-05667), as filed on May 15, 2003.

16) Incorporated by reference from an exhibit to the Company's Quarterly Report on Form 10-QSB (File No. 000-05667), as filed on August 8, 2003.


* Previously filed with our Form 10-KSB for the year ended December 31, 2003, filed March 22, 2004.

**    Filed herewith.