Form 10QSB
period 2004-03-31
LEAP TECHNOLOGY INC / DE
filed 2004-05-12
CIK 110027

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

                  For the Quarterly Period Ended March 31, 2004

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

                                 (954) 928-0978
                            (Registrant's fax number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

          Class A Common Stock, par value $0.20 per share, 33,681,203 outstanding as of May 12, 2004

         Class B Common Stock, par value $0.20 per share, 25,000 shares outstanding as of May 12, 2004

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

Item 1. Financial Statements...............................................3

        Condensed Consolidated Balance Sheets - March 31, 2004
           (unaudited) and December 31, 2003...............................3

        Condensed  Consolidated  Statements of Operations (unaudited) -
           Three Months Ended March 31, 2004 and 2003......................5

        Condensed  Consolidated  Statements of Cash Flows (unaudited) -
           Three Months Ended March 31, 2004 and 2003......................6

        Notes to Condensed Consolidated Financial Statements...............7

Item 2. Management's Discussion and Analysis or Plan of Operation.........14

Item 3. Controls and Procedures...........................................18

PART II. OTHER INFORMATION                                                19

Item 1. Legal Proceedings.................................................19

Item 6. Exhibits and Reports on Form 8-K..................................20

SIGNATURES................................................................21

CRTIFICATIONS.............................................................23

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

                     Le@P Technology, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets

                                                               March 31,         December 31,
                                                                 2004                2003
                                                               ---------         ------------
Assets                                                       (Unaudited)
Current assets:
      Cash                                                     $ 16,443           $ 20,253
      Due from related party                                      4,051              4,068
      Prepaid expenses and other current assets                      --             18,684
                                                               --------           --------
Total current assets                                             20,494             43,005

Property and equipment, net                                     545,905            551,149
Other assets                                                        700                700
                                                               --------           --------

Total assets                                                   $567,099           $594,854
                                                               ========           ========

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                                   (continued)

                                                                               March 31,        December 31,
                                                                                 2004               2003
                                                                             ------------       ------------
                                                                              (Unaudited)
Liabilities and Stockholders' Deficit
Current liabilities:
   Accounts payable and accrued expenses                                     $     11,939       $      5,726
   Accrued professional fees                                                       42,590             31,559
   Accrued compensation and related liabilities                                     6,079             14,563
   Short-term notes payable to related party                                           --            276,000
   Short-term accrued interest payable to related party                            98,060             98,149
                                                                             ------------       ------------
Total current liabilities                                                         158,668            425,997

Long-term notes payable to related party                                        2,988,987          2,561,211
Long-term accrued interest payable to related party                                 5,853             87,191
                                                                             ------------       ------------
Total liabilities                                                               3,153,508          3,074,399

Commitments and contingencies

Stockholders' deficit:

   Preferred stock, $0.001 par value per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at March 31, 2004
     and December 31, 2003                                                      2,170,000          2,170,000
   Class A common stock, $0.20 par value per share. Authorized
     99,975,000 shares. 33,766,053  shares issued including shares held
     in treasury at March 31, 2004 and December 31, 2003                        6,753,211          6,753,211
  Class B common stock, $0.20 par value per share. Authorized, issued and outstanding 25,000 shares at March 31, 2004 and
     December 31, 2003                                                              5,000              5,000
   Additional paid-in capital                                                  26,401,913         26,401,913
   Accumulated deficit                                                        (37,867,073)       (37,760,209)
   Treasury stock, at cost, 84,850 shares at March 31, 2004 and
     December 31, 2003                                                            (49,460)           (49,460)
                                                                             ------------       ------------
Total stockholders' deficit                                                    (2,586,409)        (2,479,545)
                                                                             ------------       ------------
Total liabilities and stockholders' deficit                                  $    567,099       $    594,854
                                                                             ============       ============

            See notes to condensed consolidated financial statements.

                     Le@P Technology, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                           -------------------------------
                                                                2004               2003
                                                                ----               ----
Revenue                                                    $         --       $         --
                                                           -------------------------------

Expenses:
   Salaries and benefits                                         11,709             18,422
   Professional fees                                             15,795             16,612
   General and administrative                                    47,028             47,316
                                                           -------------------------------
Total expenses                                                   74,532             82,350
                                                           -------------------------------

   Interest expense                                              32,350             31,387
   Interest income                                                  (19)               (77)

                                                           -------------------------------
Net loss                                                   $   (106,863)      $   (113,660)
                                                           ===============================

Net loss attributable to common stockholders               $   (161,113)      $   (167,910)
                                                           ===============================

Basic and diluted net loss per share:
     Net loss per common share                             $         --       $         --
                                                           ===============================

     Net loss attributable to common stockholders
         per share                                         $         --       $         --
                                                           ===============================

Basic and diluted weighted average shares outstanding        33,706,203         33,706,203
                                                           ===============================

See notes to condensed consolidated financial statements.

                     Le@P Technology, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                        Three Months
                                                                                       Ended March 31,
                                                                                 -------------------------
                                                                                    2004            2003
                                                                                    ----            ----
Cash flows from operating activities:
Net loss                                                                         $(106,863)      $(113,660)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                      5,244           1,443
   Changes in operating assets and liabilities:
     Due from related party                                                             17         (20,000)
     Prepaid expenses and other current assets                                      18,684         (35,643)
     Accounts payable and accrued expenses                                           6,213          12,081
     Accrued interest payable to related party                                      16,722          30,262
     Accrued compensation and related liabilities                                   (8,484)        (77,931)
     Accrued professional fees                                                      11,031          (1,182)
                                                                                 -------------------------
Net cash used in operating activities                                              (57,437)       (204,630)
                                                                                 -------------------------

Cash flows from financing activities:
Proceeds from notes payable to related party                                        53,627         140,000
Principal payments on financed insurance premium                                        --
                                                                                 -------------------------
Net cash provided by financing activities                                           53,627         140,000
                                                                                 -------------------------

Net change in cash                                                                  (3,810)        (64,630)
Cash at beginning of period                                                         20,253          68,911
                                                                                 -------------------------
Cash at end of period                                                            $  16,443       $   4,281
                                                                                 =========================

See notes to condensed consolidated financial statements

                     Le@P Technology, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

                                 March 31, 2004
                                   (Unaudited)

1. The Company

Le@P Technology, Inc. and Subsidiaries ("Le@P" or the "Company"), formerly known as Seal Holdings Corporation, is a holding company that was formerly focused on the acquisition of, and strategic investments in, companies providing services in health care and life sciences (with particular interest in information technology companies). During 2000, the Company changed its name from Seal Holdings Corporation to Le@P Technology, Inc. On September 26, 2002, the Board of Directors determined to cease for the foreseeable future investigating or consummating further investment and acquisition opportunities.

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

On September 30, 1999, the Company's Chairman and majority stockholder agreed to provide Le@P, directly or through his affiliates (collectively, the "Majority Stockholder"), funding of up to $10,000,000 to be used to fund working capital requirements and future acquisitions, as approved by the Company's Board of Directors (the "Funding Commitment") and as further discussed in Note 4 herein. Through March 31, 2004, the Company had received $8,475,000 of the Funding Commitment and working capital loans aggregating $2,426,487 from the Majority Stockholder. The loans are not part of the Funding Commitment. As of March 31, 2004, $1,525,000 was available to the Company pursuant to the Funding Commitment. Subsequent to March 31, 2004, the Company received an additional working capital loan from the Majority Stockholder in the amount of $126,000. The loan is unsecured and evidenced by a promissory note which pays interest at the prime rate. Interest and principal are due in one lump on the maturity date of March 15, 2006.

Although the Company anticipates that the balance of the Funding Commitment of its Majority Stockholder will be sufficient to cover operating expenses through the fiscal year end, the Company will be required to raise additional capital in order to make any investments or acquisitions.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Le@P Technology, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which supercedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FASB Statement No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The Company will adopt FASB No. 146 for exit or disposal activities that are initiated after December 31, 2002. The adoption of this Statement did not expected to have an impact on the Company's financial condition or results of operations.

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

There were no options granted during the three months ended March 31, 2004 and 2003.

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

                                                        Three Months Ended
                                                             March 31,
                                                   ---------------------------
                                                       2004            2003
                                                   ---------------------------
Pro-forma net loss                                 $(106,863)        $(113,660)
Pro-forma net loss attributable to common
stockholders                                       $(161,113)        $(167,910)
Pro-forma net loss per common share                $      --         $      --
Pro-forma net loss attributable to common
stockholders per share                             $      --         $      --

In January 2003, FASB issued FIN No. 46, Consolidation of Variable Interest Entities. The FASB subsequently revised and issued Financial Interpretation ("FIN") No. 46 (Revised) in December 2003, FIN No. 46 requires a company to consolidate a variable interest entity ("VIE") if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Before FIN No. 46, VIEs , were commonly referred to as special purpose entities. As the Company does not have any interest in VIEs, the adoption of this statement did not have an effect on its consolidated financial statements.

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

Under the cost method, investments are stated at the lower of cost or net realizable value and no recognition of the Company's equity in the income or loss of the investee is recorded.

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

Since the time that the Company wrote-off its remaining investment, the financial performance of Healthology has improved. For the year ending December 31, 2003, Healthology's unaudited net income was $1,087,000. As the Company records their investments under the cost method of accounting, however, the Company continues to carry a book value of zero for its investment in Healthology. Although its investment in Healthology obviously has some value and while the Company continues to monitor this investment, the Compnay is unable to assess its current value, in part due to the illiquidity of this investment and Healthology's short operating history.

4. Funding Commitment

In connection with the Funding Commitment, through March 31, 2004, the Majority Stockholder had contributed $8,475,000 to the Company. Of the $8,475,000, approximately $4,544,000 was to fund the investment in Healthology and related transaction expenses, approximately $250,000 was to fund the VisualPlex transaction, and $3,681,000 was to fund operating expenses of the Company. In exchange for these contributions, the Company issued 1,614,284 shares of the Company's Class A Common Stock at a purchase price of $5.25 per share. As of March 31, 2004, an additional $1,525,000 (the "Additional Funds") was available to the Company pursuant to the Funding Commitment. On March 30, 2000, the Board of Directors of the Company and the Majority Stockholder agreed that all funds contributed pursuant to the Funding Commitment including such Additional Funds, represent a subscription for additional shares of the Company's Class A Common Stock at $5.25 per share.

5. Loans

Through March 31, 2004, the Company had received loans in the amount of $2,426,487 from the Majority Stockholder. The proceeds of the loans were, and are, being used for working capital purposes. These notes are comprised of the consolidation of long and short term promissory notes and their accrued interest totaling $2,388,487 on March 11, 2004, and an additional working capital loan of $38,000 from the Majority Stockholder on March 12, 2004. The loans are evidenced by promissory notes, which pay interest at the prime rate. Principal and interest on the loans are due and payable in one lump sum on the maturity date of March 15, 2006. Subsequent to March 31, 2004, the Company received an additional working capital loan from the Majority Stockholder in the amount of $126,000. The loan is unsecured and is evidenced by a promissory note which pays interest at the prime rate. Principal and interest on the note are due and payable in one lump sum on the maturity date of March 15, 2006. These promissory notes are not part of the Funding Commitment.

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

7. Loss Per Share

Options were not included in the computation of loss per share for the three-month period ended March 31, 2004 and 2003 because their effect would have been anti-dilutive. The net loss attributable to common stockholders for the three month period ended March 31, 2004 and 2003 includes undeclared dividends on cumulative preferred stock of $54,250.

8. Related Party Transactions

The Company's majority stockholder, directly or indirectly, owns a number of real estate entities with which the Company has done or currently does business. At March 31, 2004, the Company was leasing administrative office space from one such real estate entity.

As of March 31, 2004, the Company had received working capital loans of $2,426,487 from the Majority Stockholder. The notes are comprised of the consolidation of the long and short term promissory notes and their accrued interest on March 11, 2004, and are evidenced by long-term notes due March 15, 2006. During the quarter ended March 31, 2004, the Company received one working capital loan from the Majority Stockholder amounting to $38,000 due March 15, 2006. The promissory notes are unsecured, bear interest at the prime rate, and interest and principal are due in one lump-sum payment on their due date. None of the promissory notes are part of the Funding Commitment.

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

9. Subsequent Event

Subsequent to March 31, 2004, the Company received an additional working capital loan from the Majority Stockholder in the amount of $126,000. The loan is unsecured and is evidenced by a promissory note which is due on March 15, 2006. Principal and interest are due and payable in one lump-sum payment on the due date. None of the promissory notes are part of the Funding Commitment.

Item 2. Management's Discussion and Analysis or Plan of Operation

Business Strategy

After an ongoing reevaluation by management and the Board of Directors of Le@P Technology, Inc.'s ("Le@P" or the "Company") operating strategy, and in light of difficulties associated with investment in emerging companies and the significant decline in market value or failure of many of such companies, on September 26, 2002, the Board of Directors determined to cease for the foreseeable future investigating or consummating further investment and acquisition opportunities. The Company has reduced its staff and management to a total of one employee.

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

Company Liquidity and Cash Requirements

To the extent the Company decides to pursue any acquisition or investment in the future, the Company will need to raise significant capital in order to pursue any such acquisition or further investments in Partner Companies. Since the fourth quarter of 1999, the Company has funded its operations and its investments in its Partner Companies through proceeds from M. Lee Pearce, M.D., the Company's Majority Stockholder, directly or through his affiliates (collectively, the "Majority Stockholder"), pursuant to the Funding Commitment and working capital loans described in Notes 1, 4, 5 and 8 of the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-QSB. Through March 31, 2004, the Company had received approximately $8.5 million of the Funding Commitment. Although the Company anticipates that the balance of the Funding Commitment of its Majority Stockholder will be sufficient to cover operating expenses through the next twelve months, the Company will be required to raise additional capital in order to make any investments or acquisitions.

Through March 31, 2004, the Company had received loans of $2,426,487 from the Majority Stockholder. These loans are comprised of the consolidation of working capital long and short term promissory notes and their accrued interest totaling $2,388,487 on March 11, 2004, and an additional working capital loan on March 12, 2004 of $38,000. The proceeds of the loans were used for working capital purposes. These loans are unsecured notes, bear interest at the prime rate and interest and principal are due in one lump sum on March 15, 2006. These notes are separate from the $10 million Funding Commitment.

Subsequent to March 31, 2004, the Company received an additional working capital loan from the Majority Stockholder in the amount of $126,000. The loan is unsecured and is evidenced by a promissory note which is due on March 15, 2006. Principal and interest are due in one lump-sum payment on March 15, 2006. These notes are separate from the $10 million Funding Commitment.

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

Changes in Financial Condition and Results of Operations

The discussion below relates to material changes in financial condition during the three-month period ended March 31, 2004 compared with December 31, 2003 and to material changes in results of operations when comparing the three-month period ended March 31, 2004 to the same period of the previous year. All amounts in the discussion below are approximate.

Total assets as of March 31, 2004 reflect a decrease of approximately $28,000 to approximately $567,000 compared to December 31, 2003. The decrease was primarily due to the reduction of prepaid insurance amounting to approximately $19,000, a decrease of cash of approximately $4,000, and depreciation of approximately $5,000.

Total liabilities as of March 31, 2004 increased by approximately $79,000 to approximately $3.1 million. The increase was primarily due to an additional $38,000 working capital loan from the Majority Stockholder, long-term interest rolled-up into a long-term note of approximately $32,000, and an increase in accrued professional fees of approximately $11,000. Total current liabilities as of March 31, 2004 decreased by approximately $267,000 to approximately $159,000 due to the roll-up of short-term notes and interest into new long-term notes.

The Company's net loss decreased for the three-month period ended March 31, 2004 compared to the same period of 2003 primarily due to a reduction in salaries and benefits of approximately $7,000.

Off-Balance Sheet Arrangements

As of March 31, 2004, the Company did not have any material off-balance sheet arrangements that have or are reasonably likely to have a material effect on the current or future financial condition, results of operations, liquidity, or capital resources.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's Audit Committee and management, including the Acting Principal Executive Officer and Acting Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the Company's audit committee and management, including the Acting Principal Executive Officer and Acting Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004.

Changes in Internal Controls

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls that occurred in the last fiscal quarter.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 of the Company's March 31, 2004 condensed consolidated financial statements included in Part I, Item 1 of this Form 10-QSB.

      Item 6. Exhibits and Reports on Form 8-K

Exhibits

      10.28 Promissory Note dated April 14, 2004, in the principal amount of $126,000 issued to M. Lee Pearce, M.D.

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

                                       LE@P TECHNOLOGY, INC.


Dated: May 12, 2004                    By:  /s/ Timothy C. Lincoln
                                            ----------------------------------
                                            Timothy C. Lincoln
                                            Acting Principal Executive Officer


                                       By:  /s/ Mary E. Thomas
                                            ----------------------------------
                                            Mary E. Thomas
                                            Acting Principal Financial Officer

                                  Exhibit Index

Exhibit     Description

10.28 Promissory Note dated April 14, 2004, in the principal amount of $126,000 issued to M. Lee Pearce, M.D.

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