Form 10QSB
period 2004-06-30
LEAP TECHNOLOGY INC / DE
filed 2004-08-13
CIK 110027

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                ----------------

                                   FORM 10-QSB

[x] Quarterly Report Under to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2004

|_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                                ----------------

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

                                 (954) 928-0978
                            (Registrant's fax number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Class A Common Stock, par value $0.20 per share, 33,681,203 outstanding as of August 13, 2004

   Class B Common Stock, par value $0.20 per share, 25,000 shares outstanding as of August 13, 2004

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                     LE@P TECHNOLOGY, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                                      INDEX

                                                                             Page Number
                                                                             -----------
PART I.  FINANCIAL INFORMATION                                                     3

Item 1.  Financial Statements                                                      3

         Condensed Consolidated Balance Sheets - June 30, 2004 (unaudited)
            and December 31, 2003 .........................................        3

         Condensed Consolidated Statements of Operations (unaudited) -
            Three and Six Months Ended June 30, 2004 and 2003 .............        5

         Condensed Consolidated Statements of Cash Flows (unaudited) -
            Six Months Ended June 30, 2004 and 2003 .......................        6

         Notes to Condensed Consolidated Financial Statements .............        7

Item 2.  Management's Discussion and Analysis or Plan of Operation ........       15

Item 3.  Controls and Procedures ..........................................       19

PART II. OTHER INFORMATION                                                        20

Item 1.  Legal Proceedings ................................................       20

Item 4.  Submission of Matters to a Vote of Security Holders ..............       20

Item 6.  Exhibits and Reports on Form 8-K .................................       21

SIGNATURES ................................................................       22

CERTIFICATIONS ............................................................       26

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

                     Le@P Technology, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets

                                                        June 30,    December 31,
                                                          2004          2003
                                                      -----------   ------------
                                                      (Unaudited)
Assets
Current assets:
      Cash                                             $   7,550      $  20,253
      Due from related party                                  68          4,068
      Prepaid expenses and other current assets           51,682         18,684
                                                       ---------      ---------
Total current assets                                      59,300         43,005

Property and equipment, net                              540,012        551,149
Other assets                                                 700            700
                                                       ---------      ---------

Total assets                                           $ 600,012      $ 594,854
                                                       =========      =========

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                                   (continued)

                                                                       June 30,       December 31,
                                                                         2004             2003
                                                                     ------------     ------------
                                                                      (Unaudited)
Liabilities and Stockholders' Deficit
Current liabilities:
   Accounts payable and accrued expenses                             $     16,975     $      5,726
   Accrued professional fees                                               38,593           31,559
   Accrued compensation and related liabilities                             7,753           14,563
   Short-term notes payable to related party                                   --          276,000
   Short-term accrued interest payable to related party                   108,416           98,149
                                                                     ------------     ------------
Total current liabilities                                                 171,737          425,997

Long-term notes payable to related party                                3,114,987        2,561,211
Long-term accrued interest payable to related party                        30,576           87,191
                                                                     ------------     ------------
Total liabilities                                                       3,317,300        3,074,399

Commitments and contingencies

Stockholders' deficit:

  Preferred stock, $0.001 par value per share. Authorized
    25,000,000 shares. Issued and outstanding 2,170 shares
    at June 30, 2004 and December 31, 2003                              2,170,000        2,170,000
  Class A common stock, $0.20 par value per share. Authorized
    99,975,000 shares. 33,766,053 shares issued including shares
    held in treasury at June 30, 2004 and December 31, 2003             6,753,211        6,753,211
  Class B common stock, $0.20 par value per share. Authorized, issued and outstanding 25,000 shares at June 30, 2004 and
    December 31, 2003                                                       5,000            5,000
   Additional paid-in capital                                          26,401,913       26,401,913
   Accumulated deficit                                                (37,997,952)     (37,760,209)

   Treasury stock, at cost, 84,850 shares at June 30, 2004 and
     December 31, 2003                                                    (49,460)         (49,460)
                                                                     ------------     ------------
Total stockholders' deficit                                            (2,717,288)      (2,479,545)
                                                                     ------------     ------------
Total liabilities and stockholders' deficit                          $    600,012     $    594,854
                                                                     ============     ============

            See notes to condensed consolidated financial statements.

                     Le@P Technology, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)

                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                                ---------------------------------------------------------------
                                                     2004            2003             2004             2003
                                                     ----            ----             ----             ----
Revenue                                         $         --     $         --     $         --     $         --
                                                ---------------------------------------------------------------
Expenses:
   Salaries and benefits                               6,956           11,326           18,666           29,749
   Professional fees                                  37,791           16,423           53,585           33,035
   General and administrative                         51,096           42,593           98,127           89,905
   Impairment of building                                 --           75,000               --           75,000
                                                ---------------------------------------------------------------
Total expenses                                        95,843          145,342          170,378          227,689
                                                ---------------------------------------------------------------
   Interest expense                                   35,078           27,921           67,429           59,308
   Interest income                                       (44)             (32)             (64)            (108)
                                                ---------------------------------------------------------------
Net loss                                        $   (130,877)    $   (173,231)    $   (237,743)    $   (286,889)
                                                ===============================================================

Net loss attributable to common stockholders    $   (185,127)    $   (227,481)    $   (346,243)    $   (395,389)
                                                ===============================================================
Basic and diluted net loss per share:
     Net loss per common share                  $      (0.01)    $      (0.01)    $      (0.01)    $      (0.01)
                                                ===============================================================
     Net loss attributable to common
       stockholders per share                   $      (0.01)    $      (0.01)    $      (0.01)    $      (0.01)
                                                ===============================================================
Basic and diluted weighted average shares
  outstanding                                     33,706,203       33,706,203       33,706,203       33,706,203
                                                ===============================================================

See notes to condensed consolidated financial statements.

                     Le@P Technology, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                           Six Months
                                                                         Ended June 30,
                                                                   -------------------------
                                                                       2004           2003
                                                                       ----           ----
Cash flows from operating activities:
Net loss                                                           $ (237,743)    $ (286,889)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                        11,137          4,257
   Changes in operating assets and liabilities:
     Impairment of building                                                --         75,000
     Due from related party                                             4,000        (12,505)
     Prepaid expenses and other current assets                        (32,998)       (23,006)
     Accounts payable and accrued expenses                             11,247            436
     Accrued interest payable to related party                        (46,348)        55,072
     Accrued compensation and related liabilities                      (6,810)       (95,489)
     Accrued professional fees                                          7,036        (27,163)
                                                                   -------------------------
Net cash used in operating activities                                (290,479)      (310,287)
                                                                   -------------------------
Cash flows from financing activities:
Proceeds from notes payable to related party                          277,776        266,000
                                                                   -------------------------
Net cash provided by financing activities                             277,776        266,000
                                                                   -------------------------
Net change in cash                                                    (12,703)       (44,287)
Cash at beginning of period                                            20,253         68,911
                                                                   -------------------------
Cash at end of period                                              $    7,550     $   24,624
                                                                   =========================

See notes to condensed consolidated financial statements

                     Le@P Technology, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

                                  June 30, 2004
                                   (Unaudited)

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

On September 30, 1999, the Company's Chairman and majority stockholder agreed to provide Le@P, directly or through his affiliates (collectively, the "Majority Stockholder"), funding of up to $10,000,000 to be used to fund working capital requirements and future acquisitions, as approved by the Company's Board of Directors (the "Funding Commitment") and as further discussed in Note 4 herein. Through June 30, 2004, the Company had received $8,475,000 of the Funding Commitment and working capital loans aggregating $2,552,487 from the Majority Stockholder. The loans are not part of the Funding Commitment. As of June 30, 2004, $1,525,000 was available to the Company pursuant to the Funding Commitment. Subsequent to June 30, 2004, the Company received an additional working capital loan from the Majority Stockholder in the amount of $23,000. The loan is unsecured and evidenced by a promissory note which pays interest at the prime rate. Interest and principal are due in one lump on the maturity date of March 15, 2006.

Although the Company anticipates that the balance of the Funding Commitment of its Majority Stockholder will be sufficient to cover operating expenses through the fiscal year end, the Company will be required to raise additional capital in order to make any investments or acquisitions.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Recent Accounting Pronouncements

The Company will adopt FASB No. 146 for exit or disposal activities that are initiated after December 31, 2002. The adoption of this Statement did not have an impact on the Company's financial condition or results of operations.

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

There were no options granted during the six months ended June 30, 2004 and 2003.

The Company applies APB No. 25 and related interpretations in accounting for stock options granted to employees. Had compensation cost been recognized consistent with FASB statement No. 123, the Company's net loss, net loss attributable to common stockholders, net loss per common share, and net loss attributable to common stockholders per share would have been reduced to the pro forma amounts indicated below.

                                                               Three Months Ended             Six Months Ended
                                                                    June 30,                      June 30,
                                                            -------------------------------------------------------
                                                               2004           2003           2004           2003
                                                            ----------     ----------     ----------     ----------
Pro-forma net loss                                          $ (130,877)    $ (173,231)    $ (237,743)    $ (286,889)
Pro-forma net loss attributable to common stockholders      $ (185,127)    $ (227,481)    $ (346,241)    $ (395,389)
Pro-forma net loss per common share                         $    (0.01)    $    (0.01)    $    (0.01)    $    (0.01)
Pro-forma net loss  attributable to common  stockholders
per share                                                   $    (0.01)    $    (0.01)    $    (0.01)    $    (0.01)

In January 2003, FASB issued Financial Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. The FASB subsequently revised and issued FIN No. 46 (Revised) in December 2003. FIN No. 46 requires a company to consolidate a variable interest entity ("VIE") if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Before FIN No. 46, VIEs were commonly referred to as special purpose entities. As the Company does not have any interest in VIEs, the adoption of this statement did not have an effect on its consolidated financial statements.

3.    Investments

Healthology

On March 27, 2000, the Company purchased an approximate 21% interest in the issued shares of Healthology, Inc. (such interests have been computed on an as-converted basis). Healthology is a privately held, health-media company based in New York, NY that produces and distributes original healthcare content generated by health professionals. The Company acquired approximately 3,200,000 shares of Healthology Series A Convertible Voting Preferred Stock ("Healthology Preferred Shares") at a total cost of approximately $3,500,000. The Company obtained the funds for the Healthology acquisition through a capital contribution from its majority stockholder pursuant to the Funding Commitment described in Note 4 herein.

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

The audited financial statements of Healthology as of and for the year ended December 31, 2000 contained a going concern explanatory paragraph and its financial statements as of and for the year ended December 31, 2001 reflected a net loss of approximately $5.0 million. Healthology's plans for the years ended December 31, 2002 and 2001, included raising additional equity or debt finance, additional sources of funds, and scaling back operations. Healthology was unsuccessful in such endeavors to obtain financing and continued to experience significant losses. As a result of these factors, the Company believed its investment in Healthology was materially impaired and further reduced the value of its investment by $1,384,358 during 2001. During 2002, Healthology was unsuccessful in its endeavors to form a merger or joint venture arrangement, and suffered continued losses amounting to approximately $988,000. Accordingly, the Company wrote-off its remaining investment of approximately $115,000 during the fourth quarter of 2002. The Company's investment in Healthology is illiquid in nature and cannot be readily sold.

Since the time that the Company wrote-off its remaining investment, the financial performance of Healthology has improved. For the year ending December 31, 2003, Healthology's unaudited net income was $1,087,000 exclusive of equity based compensation expense. Because the Company records its investments under the cost method of accounting, however, the Company continues to carry a book value of zero (and reflects no value on its financial statements) for its investment in Healthology. As of June 30, 2004, the Company owns approximately 15% of the issued and outstanding shares of Healthology. Although its investment in Healthology obviously has some value and while the Company continues to monitor this investment, the Company is unable to assess its current value, in part due to the illiquidity of this investment and Healthology's short operating history.

4.    Funding Commitment

In connection with the Funding Commitment, through June 30, 2004, the Majority Stockholder had contributed $8,475,000 to the Company. Of the $8,475,000, approximately $4,544,000 was to fund the investment in Healthology and related transaction expenses, approximately $250,000 was to fund the VisualPlex transaction, and $3,681,000 was to fund operating expenses of the Company. In exchange for these contributions, the Company issued 1,614,284 shares of the Company's Class A Common Stock at a purchase price of $5.25 per share. As of June 30, 2004, an additional $1,525,000 (the "Additional Funds") was available to the Company pursuant to the Funding Commitment. On March 30, 2000, the Board of Directors of the Company and the Majority Stockholder agreed that all funds contributed pursuant to the Funding Commitment including such Additional Funds, represent a subscription for additional shares of the Company's Class A Common Stock at $5.25 per share.

5.    Loans

Through June 30, 2004, the Company had received loans in the amount of $2,552,487 from the Majority Stockholder. The proceeds of the loans were, and are, being used for working capital purposes. These notes are comprised of the consolidation of long and short term promissory notes and the accrued interest thereon totaling $2,388,487 on March 11, 2004, and additional working capital loans of $164,000 from the Majority Stockholder. The loans are evidenced by promissory notes, which pay interest at the prime rate. Principal and interest on the loans are due and payable in one lump sum on the maturity date of March 15, 2006. Subsequent to June 30, 2004, the Company received an additional working capital loan from the Majority Stockholder in the amount of $23,000. The loan is unsecured and is evidenced by a promissory note which pays interest at the prime rate. Principal and interest on the note are due and payable in one lump sum on the maturity date of March 15, 2006. The promissory notes are not part of the Funding Commitment.

Effective September 28, 2001, the Majority Stockholder sold land and buildings in Broward County, Florida to the Company in exchange for a note payable. The land and buildings have been recorded at fair value as determined by an independent third-party appraisal. The note payable consisted of a short-term promissory note in the amount of $37,500 due and paid on November 28, 2001 and a long-term note and mortgage in the amount of $562,500 due in one lump sum on September 28, 2006. The remaining note bears interest at the rate of 7% per annum. All accrued but unpaid interest on the long-term note is due September 28, 2004 with regular monthly interest payments to be made thereafter.

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

7.    Loss Per Share

Options were not included in the computation of loss per share for the three and six-month periods ended June 30, 2004 and 2003 because their effect would have been anti-dilutive. The net loss attributable to common stockholders for the six-month period ended June 30, 2004 and 2003 includes undeclared dividends on cumulative preferred stock of $108,500. The net loss attributable to common stockholders for the three-month period ended June 30, 2004 and 2003 includes undeclared dividends on cumulative preferred stock of $54,250.

8.    Related Party Transactions

The Company's majority stockholder, directly or indirectly, owns a number of real estate entities with which the Company has done or currently does business. At June 30, 2004, the Company was leasing administrative office space from one such real estate entity.

As of June 30, 2004, the Company had received working capital loans of $2,552,487 from the Majority Stockholder. The notes include the consolidation of the long and short term promissory notes and their accrued interest on March 11, 2004, and two additional working capital loans totaling $164,000. The loans are evidenced by long-term notes due March 15, 2006. During the quarter ended June 30, 2004, the Company received one working capital loan from the Majority Stockholder amounting to $126,000 due March 15, 2006. The promissory notes are unsecured, bear interest at the prime rate, and interest and principal are due in one lump-sum payment on their due date. None of the promissory notes are part of the Funding Commitment. Subsequent to June 30, 2004, the Company received an additional working capital loan from the Majority Stockholder in the amount of $23,000. The loan is unsecured, bears interest at the prime rate, and is evidenced by a promissory note which is due on March 15, 2006. Principal and interest are due and payable in one lump-sum payment on the due date. The promissory note is not part of the Funding Commitment.

Effective September 28, 2001, the Majority Stockholder sold land and buildings in Broward County (the "Parkson Property"), Florida to the Company in exchange for a note payable. The note payable consisted of a short-term promissory note in the amount of $37,500 due and paid on November 28, 2001 and a long-term note and mortgage in the amount of $562,500 due in one lump sum on September 28, 2006. The remaining note bears interest at the rate of 7% per annum. All accrued but unpaid interest on the long-term note is due September 28, 2004 with regular monthly interest payments to be made thereafter.

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

9.    Subsequent Event

Subsequent to June 30, 2004, the Company received an additional working capital loan from the Majority Stockholder in the amount of $23,000. The loan is unsecured, bears interest at the prime rate, and is evidenced by a promissory note which is due on March 15, 2006. Principal and interest are due and payable in one lump-sum payment on the due date. The promissory note is not part of the Funding Commitment.

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

As more particularly described in footnote 3 to the financial statements, the Company owns a minority position in Healthology, Inc., which it acquired in 2000 and 2001. This investment was subsequently written off by the end of 2002. Since the time that the Company wrote-off its remaining investment, the financial performance of Healthology has improved. For the year ending December 31, 2003, Healthology's unaudited net income was $1,087,000 exclusive of equity based compensation expense. Because the Company records its investment in Healthology under the cost method of accounting, however, the Company continues to carry a book value of zero(and reflect no value on its financial statements) for its investment in Healthology. Although its investment in Healthology has some value and while the Company continues to monitor this investment, the Company is unable to assess its current fair value, in part due to the illiquidity of this investment and Healthology's short operating history.

Competition

Le@P historically operated in a highly competitive, rapidly evolving business environment both through the operations of the Companies in which Le@P placed equity interest ("Partner Companies") and through its identification of prospects for future acquisition or investment. The markets in which the initial Partner Companies operated (and most likely the markets in which any future Partner Companies will operate) are characterized by rapid technological change, frequent new product and service introductions and evolving industry standards. Competitors include a wide variety of companies and organizations, many with greater financial and technical resources than the Partner Companies and Le@P. Competitors for acquisition or investment include public and private venture capital firms, mutual funds and private individuals.

Company Liquidity and Cash Requirements

To the extent the Company decides to pursue any acquisition or investment in the future, the Company will need to raise significant capital in order to pursue any such acquisition or further investments in Partner Companies. Since the fourth quarter of 1999, the Company has funded its operations and its investments in its Partner Companies through proceeds from M. Lee Pearce, M.D., the Company's Majority Stockholder, directly or through his affiliates (collectively, the "Majority Stockholder"), pursuant to the Funding Commitment and working capital loans described in Notes 1, 4, 5 and 8 of the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-QSB. Through June 30, 2004, the Company had received approximately $8.5 million of the Funding Commitment. Although the Company anticipates that the balance of the Funding Commitment of its Majority Stockholder will be sufficient to cover operating expenses through the next twelve months, the Company will be required to raise additional capital in order to make any investments or acquisitions. The Company will also need to raise additional capital in order to ultimately pay off the working capital loans owed to its Majority Stockholder and the mortgage note on the Parkson Property, or make satisfactory arrangements with the holders of, or refinance, such debt.

Through June 30, 2004, the Company had received loans of $2,552,487 from the Majority Stockholder. These loans are comprised of the consolidation of working capital long and short term promissory notes and their accrued interest totaling $2,388,487 on March 11, 2004, a working capital loan on March 12, 2004 of $38,000, and an additional working capital loan of $126,000 on April 23, 2004. The proceeds of the loans were used for working capital purposes. These loans are unsecured notes, bear interest at the prime rate, and interest and principal are due in one lump sum on March 15, 2006. These notes are separate from the $10 million Funding Commitment.

Subsequent Event

Subsequent to June 30, 2004, the Company received an additional working capital loan from the Majority Stockholder in the amount of $23,000. The loan is unsecured, bears interest at the prime rate, and is evidenced by a promissory note which is due on March 15, 2006. Principal and interest are due in one lump-sum payment on March 15, 2006. This note is separate from the $10 million Funding Commitment.

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

Changes in Financial Condition and Results of Operations

The discussion below relates to material changes in financial condition during the six-month period ended June 30, 2004 compared with December 31, 2003 and to material changes in results of operations when comparing the three and six-month periods ending June 30, 2004 to the same periods of the previous year. All amounts in the discussion below are approximate.

Total assets as of June 30, 2004 reflect an increase of approximately $5,000 to approximately $600,000 compared to December 31, 2003. The increase was primarily due to the prepayment of insurance amounting to approximately $28,000, a decrease of cash of approximately $12,000, and depreciation of approximately $11,000.

Total liabilities as of June 30, 2004 increased by approximately $240,000 to approximately $3.3 million. The increase was primarily due to additional working capital loans from the Majority Stockholder of $164,000 long-term interest rolled-up into a long-term note of approximately $113,000, an increase in accrued professional fees of approximately $7,000, and an increase of accounts payable and accrued expenses of approximately $11,000. Total current liabilities as of June 30, 2004 decreased by approximately $254,000 to approximately $172,000 due to the roll-up of short-term notes and interest into new long-term notes.

The Company's net loss decreased for the three and six-month periods ended June 30, 2004 compared to the same periods of 2003 primarily due to the $75,000 impairment of the building recognized in 2003.

Off-Balance Sheet Arrangements

As of June 30, 2004, the Company did not have any material off-balance sheet arrangements that have or are reasonably likely to have a material effect on the current or future financial condition, results of operations, liquidity, or capital resources.

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

      Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's Audit Committee and management, including the Acting Principal Executive Officer and Acting Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Company's Audit Committee and management, including the Acting Principal Executive Officer and Acting Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004.

Changes in Internal Controls

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls that occurred in the last fiscal quarter.

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings

See Note 6 of the Company's June 30, 2004 condensed consolidated financial statements included in Part I, Item 1 of this Form 10-QSB.

      Item 4. Submission of Matters to a Vote of Security Holders

The Company held an Annual Meeting of Stockholders on May 17, 2004. The meeting was held to elect the Company's directors to serve until the 2005 Annual Meeting, and to ratify independent accountants for the fiscal year ending December 31, 2004.

There were three directors elected. Mayra Diaz and Mary Thomas were elected to continue to serve as Class A Directors, and Timothy C. Lincoln was elected to continue to serve as a Class B Director. The voting results were as follows:

--------------------------------------------------------------------------------
      Director             FOR           AGAINST         WITHHELD        ABSTAIN
--------------------------------------------------------------------------------
Mayra Diaz              32,873,404           0            1,150              0
--------------------------------------------------------------------------------
Mary E. Thomas          32,873,379           0            1,175              0
--------------------------------------------------------------------------------
Timothy C. Lincoln      32,873,404           0            1,150              0
--------------------------------------------------------------------------------

Berkowitz, Dick, Pollack and Brant, LLP were ratified as the independent accountants for the fiscal year ending December 31, 2004. The voting results were as follows:

--------------------------------------------------------------------------------
   FOR                  AGAINST              ABSTAIN             BROKER NON-VOTE
--------------------------------------------------------------------------------
32,868,354                925                 5,275                     0
--------------------------------------------------------------------------------

      Item 6. Exhibits and Reports on Form 8-K

Exhibits

      10.1 Promissory Note dated July 6, 2004, in the principal amount of $23,000 issued to M. Lee Pearce, M.D.

      31.1  Certification of Acting Principal Executive Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.31.1

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

                                        LE@P TECHNOLOGY, INC.


Dated:  August 13, 2004                  By:  /s/ Timothy C. Lincoln
                                              ----------------------
                                              Timothy C. Lincoln
                                              Acting Principal Executive Officer


                                         By:  /s/ Mary E. Thomas
                                              ------------------
                                              Mary E. Thomas
                                              Acting Principal Financial Officer

                                  Exhibit Index

Exhibit                 Description

10.1 Promissory Note date July 6, 2004, in the principal amount of $23,000 issued to M. Lee Pearce, M.D.

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