Form 10QSB
period 2004-09-30
LEAP TECHNOLOGY INC / DE
filed 2004-11-15
CIK 110027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

——————————

FORM 10-QSB

|X| Quarterly Report Under to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

|_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

——————————

Commission file number 0-5667

Le@P Technology, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware (State of Incorporation)	65-0769296 (IRS Employer ID No.)

5601 N. Dixie Highway, Suite 411, Fort Lauderdale, FL 33334
(Address of principal executive offices)

(954) 771-1772
(Registrant’s telephone number)

(954) 928-0978
(Registrant’s fax number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Class A Common Stock, par value $0.20 per share, 33,681,203 outstanding as of November 15, 2004

Class B Common Stock, par value $0.20 per share, 25,000 shares outstanding as of November 15, 2004

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

LE@P TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-QSB

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Assets	September 30, 2004	December 31, 2003
	(Unaudited)
Current assets:
Cash	$11,075	$20,253
Due from related party	—	4,068
Prepaid expenses and other current assets	37,175	18,684

Total current assets	48,250	43,005

Property and equipment, net	536,587	551,149
Other assets	700	700

Total assets	$585,537	$594,854

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(continued)

	September 30, 2004	December 31, 2003
	(Unaudited)
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$27,055	$5,726
Accrued professional fees	29,625	31,559
Accrued compensation and related liabilities	5,225	14,563
Short-term notes payable to related party	—	276,000
Short-term accrued interest payable to related party	118,341	98,149

Total current liabilities	180,246	425,997

Long-term notes payable to related party	3,172,987	2,561,211
Long-term accrued interest payable to related party	61,121	87,191

Total liabilities	3,414,354	3,074,399

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at September 30,
2004 (unaudited) and December 31, 2003.	2,170,000	2,170,000
Class A common stock, $0.20 par value per share. Authorized
99,975,000 shares. 33,766,053 shares issued including shares held
in treasury at September 30, 2004 (unaudited) and December 31, 2003.	6,753,211	6,753,211
Class B common stock, $0.20 par value per share. Authorized, issued and outstanding 25,000 shares at September 30, 2004
(unaudited) and December 31, 2003.	5,000	5,000
Additional paid-in capital	26,401,913	26,401,913
Accumulated deficit	(38,109,481)	(37,760,209)
Treasury stock, at cost, 84,850 shares at September 30, 2004
(unaudited) and December 31, 2003.	(49,460)	(49,460)

Total stockholders’ deficit	(2,828,817)	(2,479,545)

Total liabilities and stockholders’ deficit	$585,537	$594,854

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003
Revenue	$—	$—	$—	$—

Expenses:
Salaries and benefits	9,012	10,822	27,678	40,571
Professional fees	9,891	22,619	63,476	55,654
General and administrative	52,176	76,999	150,302	166,906
Impairment of building	—	—	—	75,000

Total expenses	71,079	110,440	241,456	338,131

OOther (income)/expense:
Interest expense	40,470	31,625	107,898	90,932
Interest income	(20)	(64)	(84)	(172)

Net loss	$(111,529)	$(142,001)	$(349,270)	$(428,891)

Net loss attributable to common stockholders	$(165,779)	$(196,251)	$(512,020)	$(591,641)

Basic and diluted net loss per share:
Net loss per common share	$—	$—	$(0.01)	$(0.01)

Net loss attributable to common
stockholders per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Basic and diluted weighted average shares
outstanding	33,706,203	33,706,203	33,706,203	33,706,203

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(349,270)	$(428,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,562	10,206
Changes in operating assets and liabilities:
Impairment of building	—	75,000
Due from related party	4,068	2,563
Prepaid expenses and other current assets	(18,491)	(2,042)
Accounts payable and accrued expenses	21,327	(4,506)
Accrued interest payable to related party	(5,878)	90,932
Accrued compensation and related liabilities	(9,338)	(118,143)
Accrued professional fees	(1,934)	(33,932)

Net cash used in operating activities	(344,954)	(392,881)

Cash flows from financing activities:
Proceeds from notes payable to related party	335,776	346,000

Net cash provided by financing activities	335,776	346,000

Net change in cash	(9,178)	(46,881)
Cash at beginning of period	20,253	68,911

Cash at end of period	$11,075	$22,030

See notes to condensed consolidated financial statements

Le@P Technology, Inc. and SubsidiariesNotes
to Condensed Consolidated Financial Statements

September 30, 2004
(Unaudited)

1. The Company

Le@P Technology, Inc. and subsidiaries (“Le@P” or the “Company”), formerly known as Seal Holdings Corporation, is a holding company that was formerly focused on the acquisition of, and strategic investments in, companies providing services in health care and life sciences (with particular interest in information technology companies). During 2000, the Company changed its name from Seal Holdings Corporation to Le@P Technology, Inc. On September 26, 2002, the Board of Directors determined to cease for the foreseeable future investigating or consummating further investment and acquisition opportunities.

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

The only significant asset of the Company is its ownership of certain land in Broward County, Florida. The land is zoned light industrial and consists of approximately one and one-third acres. The land previously contained three buildings, but on July 17, 2003, the Board of Directors determined that it was in the best interest of the Company to demolish the buildings. The buildings were demolished in August 2003. FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result, the Company recognized an impairment loss equal to the book value of the buildings during the three-month period ended June 30, 2003 amounting to $75,000. The Company is currently leasing the property (a two month lease) to an unrelated party.

Operating Losses and Cash Flow Deficiencies

The Company has experienced operating losses and deficiencies in operating cash flows. Until the Company has operations or other revenue generating activities to be self sufficient, the Company will remain dependent upon other sources of capital. In the past, such capital has come from the Company’s majority stockholder.

On September 30, 1999, the Company’s Chairman and majority stockholder agreed to provide Le@P, directly or through his affiliates (collectively, the “Majority Stockholder”), funding of up to $10,000,000 to be used to fund working capital requirements and future acquisitions, as approved by the Company’s Board of Directors (the “Funding Commitment”) and as further discussed in Note 4 herein. Through September 30, 2004, the Company received $8,475,000 of the Funding Commitment and working capital loans aggregating $2,610,487 from the Majority Stockholder. The loans are not part of the Funding Commitment. As of September 30, 2004, $1,525,000 was available to the Company pursuant to the Funding Commitment. Subsequent to September 30, 2004, the Company received an additional working capital loan from the Majority Stockholder in the amount of $140,000, as further discussed in Note 9 herein.

Although the Company anticipates that the balance of the Funding Commitment of its Majority Stockholder will be sufficient to cover operating expenses through the fiscal year end, the Company will be required to raise additional capital in order to make any significant investments or acquisitions.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Income Taxes

No provision for income taxes has been recorded due to losses to date. The Company has recorded a full valuation allowance for any deferred tax assets that have resulted from its operating losses.

Stock Based Compensation

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure.” FASB Statement No. 148 amends FASB Statement 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FASB Statement No. 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company applies APB No. 25 (accounting for stock issued to employees) and related interpretations in accounting for stock options granted to employees. There was no pro forma effect on outstanding options if compensation cost had been recognized consistent with FASB statement No. 123.

There were no options granted during the nine months ended September 30, 2004 and 2003.

Use of Estimates

The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Investments

Healthology, Inc.

On March 27, 2000, the Company purchased an approximate 21% interest in the issued shares of Healthology, Inc. (“Healthology”) (such interests have been computed on an as-converted basis). Healthology is a privately held, health-media company based in New York, NY that produces and distributes original healthcare content generated by health professionals. The Company acquired approximately 3,200,000 shares of Healthology Series A Convertible Voting Preferred Stock (“Healthology Preferred Shares”) at a total cost of approximately $3,500,000. The Company obtained the funds for the Healthology acquisition through a capital contribution from its Majority Stockholder pursuant to the Funding Commitment described in Note 4 herein.

On February 5, 2001, Healthology exercised a put option and Le@P purchased 800,000 shares of Healthology common stock for $1,000,000.

The Company accounted for its interest in Healthology under the cost method of accounting for the year ending December 31, 2002. Under the cost method, investments are stated at the lower of cost or net realizable value and no recognition of the Company’s equity in the income or loss of the investee is recorded.

The audited financial statements of Healthology as of and for the year ended December 31, 2000 contained a going concern explanatory paragraph and its financial statements as of and for the year ended December 31, 2001 reflected a net loss of approximately $5 million. Healthology’s plans for the years ended December 31, 2002 and 2001, included raising additional equity or debt finance, additional sources of funds, and scaling back operations. Healthology was unsuccessful in such endeavors to obtain financing and continued to experience significant losses. As a result of these factors, the Company believed its investment in Healthology was materially impaired and further reduced the value of its investment by $1,384,358 during 2001. During 2002, Healthology was unsuccessful in its endeavors to form a merger or joint venture arrangement, and suffered continued losses amounting to approximately $988,000. Accordingly, the Company wrote-off its remaining investment of approximately $115,000 during the fourth quarter of 2002. The Company’s investment in Healthology is illiquid in nature and cannot be readily sold.

Since the time that the Company wrote-off its remaining investment, the financial performance of Healthology has improved. For the year ending December 31, 2003, Healthology’s unaudited net income was $1,087,000 exclusive of equity based compensation expense. The year to date unaudited net income for the nine months ended September 30, 2004 was $1,254,000 exclusive of equity based compensation expense. Because the Company records its investments under the cost method of accounting, however, the Company continues to carry a book value of zero (and reflects no value on its financial statements) for its investment in Healthology. As of September 30, 2004, the Company owns approximately 15% of the issued and outstanding shares of Healthology. Although its investment in Healthology appears to have some value; and while the Company continues to monitor this investment, the Company is unable to assess Healthology’s current value, in part due to the illiquidity of this investment and Healthology’s short operating history.

4. Funding Commitment

In connection with the Funding Commitment, through September 30, 2004, the Majority Stockholder had contributed $8,475,000 to the Company. Of the $8,475,000, approximately $4,544,000 was to fund the investment in Healthology and related transaction expenses, approximately $250,000 was to fund the VisualPlex (a previously written-off investment) transaction, and $3,681,000 was to fund operating expenses of the Company. In exchange for these contributions, the Company issued 1,614,284 shares of the Company’s Class A Common Stock at a purchase price of $5.25 per share. As of September 30, 2004, an additional $1,525,000 (the “Additional Funds”) was available to the Company pursuant to the Funding Commitment. On March 30, 2000, the Board of Directors of the Company and the Majority Stockholder agreed that all funds contributed pursuant to the Funding Commitment including such Additional Funds, represent a subscription for additional shares of the Company’s Class A Common Stock at $5.25 per share.

5. Loans

Through September 30, 2004, the Company received loans in the amount of $2,610,487 from the Majority Stockholder. The proceeds of the loans were, and are, being used for working capital purposes. These loans are comprised of the consolidation of long and short term promissory notes and the accrued interest thereon totaling $2,388,487 on March 11, 2004, and additional working capital loans of $222,000 from the Majority Stockholder. The loans are evidenced by promissory notes, which pay interest at the prime rate. Principal and interest on the loans are due and payable in one lump sum on the maturity date of March 15, 2006. Subsequent to September 30, 2004, the Company received an additional working capital loan from the Majority Stockholder in the amount of $140,000, as further discussed in Note 9 herein. The promissory notes are not part of the Funding Commitment.

Effective September 28, 2001, the Majority Stockholder sold land and buildings in Broward County, Florida to the Company in exchange for a note payable. The land and buildings have been recorded at fair value as determined by an independent third-party appraisal. The note payable consisted of a short-term promissory note in the amount of $37,500 due and paid on November 28, 2001 and a long-term note and mortgage in the amount of $562,500 due in one lump sum on September 28, 2006. The remaining note bears interest at the rate of 7% per annum. All accrued but unpaid interest on the long-term note was due September 28, 2004 with regular monthly interest payments to be made thereafter. The accrued and unpaid interest due on September 28, 2004 was unpaid by the quarter end September 30, 2004, and is reflected in the Company’s condensed consolidated financial statements. On October 12, 2004, the Company paid the accrued interest of $118,125.

6. Contingencies

The Company is involved in litigation relating to the offshore supply business conducted prior to August 14, 1996 by certain inactive subsidiaries of Le@P. The cases are maritime asbestos claims against the Company’s subsidiaries. On May 1, 1996, the asbestos claims were administratively dismissed subject to reinstatement on motion of plaintiff’s counsel. These cases may be reinstated in the future. At the present time, the Company does not believe such cases will have a material adverse impact upon the Company.

The Company is also involved from time to time in various other claims and lawsuits in the ordinary course of its current or prior business, none of which the Company anticipates would have a material adverse effect on its financial condition or results of operations.

7. Loss Per Share

Options were not included in the computation of loss per share for the three and nine-month periods ended September 30, 2004 and 2003 because their effect would have been anti-dilutive. The net loss attributable to common stockholders for the nine-month period ended September 30, 2004 and 2003 includes undeclared dividends on cumulative preferred stock of $162,750. The net loss attributable to common stockholders for the three-month period ended September 30, 2004 and 2003 includes undeclared dividends on cumulative preferred stock of $54,250.

8. Related Party Transactions

The Majority Stockholder, directly or indirectly, owns a number of real estate entities with which the Company has done or currently does business. At September 30, 2004, the Company was leasing administrative office space from one such real estate entity.

As of September 30, 2004, the Company had received working capital loans of $2,610,487 from the Majority Stockholder. The loans include the consolidation of the long and short term promissory notes and their accrued interest on March 11, 2004, and additional working capital loans totaling $222,000. The loans are evidenced by long-term notes due March 15, 2006. During the quarter ended September 30, 2004, the Company received working capital loans from the Majority Stockholder amounting to $58,000 due March 15, 2006. The promissory notes are unsecured, bear interest at the prime rate, and interest and principal are due in one lump-sum payment on their due date. None of the promissory notes are part of the Funding Commitment. Subsequent to September 30, 2004, the Company received an additional working capital loan from the Majority Stockholder in the amount of $140,000. The loan is unsecured, bears interest at the prime rate, and is evidenced by a promissory note which is due on March 15, 2006. Principal and interest are due and payable in one lump-sum payment on the due date. The promissory note is not part of the Funding Commitment.

Effective September 28, 2001, the Majority Stockholder sold land and buildings in Broward County (the “Parkson Property”), Florida to the Company in exchange for a note payable. The note payable consisted of a short-term promissory note in the amount of $37,500 due and paid on November 28, 2001 and a long-term note and mortgage in the amount of $562,500 due in one lump sum on September 28, 2006. The remaining note bears interest at the rate of 7% per annum. All accrued but unpaid interest on the long-term note is due September 28, 2004 with regular monthly interest payments to be made thereafter. The accrued and unpaid interest due on September 28, 2004 was unpaid by the quarter end September 30, 2004, and is reflected in the Company’s condensed consolidated financial statements. On October 12, 2004, the Company paid the accrued interest of $118,125.

The land is zoned light industrial and consists of approximately one and one-third acres. On July 17, 2003, the Board of Directors determined that it was in the best interest of the Company to demolish the existing buildings. The demolition of the buildings took place in August 2003. FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result, the Company recognized an impairment loss equal to the book value of the buildings in the amount of $75,000 in the three month period ended June 30, 2003. On October 21, 2004 the Company entered into a short-term lease to rent the property to an unrelated party.

9. Subsequent Event

Subsequent to September 30, 2004, the Company received an additional working capital loan from the Majority Stockholder in the amount of $140,000. The loan is unsecured, bears interest at the prime rate, and is evidenced by a promissory note which is due on March 15, 2006. Principal and interest are due and payable in one lump-sum payment on the due date. The promissory note is not part of the Funding Commitment.

On October 12, 2004 the Company paid the accrued but unpaid interest of $118,125 due the Majority Stockholder on the long-term note for the Parkson Property that was due September 28, 2006. The late payment of such interest was done with the knowledge and forebearance of the Majority Shareholder and no event of default was called as a result of such late payment.

The Company entered into a short-term lease to rent the property on October 21, 2004. The lease is for a term of two months with the option to extend on a month-to-month basis. The monthly rent is $2,000 to be paid in advance.

      Item 2. Management’s Discussion and Analysis or Plan of Operation

Business Strategy

After an ongoing reevaluation by management and the Board of Directors of Le@P Technology, Inc.‘s (“Le@P” or the “Company”) operating strategy, and in light of difficulties associated with investment in emerging companies and the significant decline in market value or failure of many of such companies, on September 26, 2002, the Board of Directors determined to cease for the foreseeable future investigating or consummating further investment and acquisition opportunities. The Company has reduced its staff and management to a total of one employee.

Notwithstanding the cessation of active operations, the Company may from time to time consider investment or acquisition opportunities in various businesses (each, a “Partner Company”) which otherwise come to the attention of the Board. The ability of the Company to ultimately pursue any such investment or acquisition opportunities will be dependent upon, among other things, its ability to obtain financing for such activities.

The Company may also make other acquisitions or investments outside of its normal business plan in order to achieve other objectives, including avoidance of regulation as an investment company under the Investment Company Act of 1940 (the “’40 Act”).

At the present time, the Company intends to continue as a reporting company under the Securities Exchange Act of 1934, as amended, and, consequently, intends to make all requisite filings, including an Annual Report on Form 10-KSB and Quarterly Reports on Form 10-QSB.

The only significant asset of the Company is its ownership of certain land in Broward County, Florida. The land is zoned light industrial and consists of approximately one and one-third acres. The land originally contained three structures that were in need of repair. On July 17, 2003, the Board of Directors determined that it was in the best interest of the Company to demolish the buildings. The demolition of the buildings took place in August 2003. FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result, the Company recognized an impairment loss equal to the book value of the buildings during the three-month period ended June 30, 2003 which amounted to $75,000. The Company entered into a short-term lease to rent the property on October 21, 2004. The lease is for a term of two months with the option to extend on a month-to-month basis. The monthly rent is $2,000 to be paid in advance.

As more particularly described in footnote 3 to the condensed consolidated financial statements, the Company owns a minority position in Healthology, Inc. (“Healthology”), which it acquired in 2000 and 2001. This investment was subsequently written off by the end of 2002. Since the time that the Company wrote-off its remaining investment, the financial performance of Healthology has improved. For the year ending December 31, 2003, Healthology’s unaudited net income was $1,087,000 exclusive of equity based compensation expense. The year to date unaudited net income for the nine months ended September 30, 2004 was $1,254,000 exclusive of equity based compensation. Because the Company records its investment in Healthology under the cost method of accounting, however, the Company continues to carry a book value of zero (and reflect no value on its financial statements) for its investment in Healthology. Although its investment in Healthology has some value and while the Company continues to monitor this investment, the Company is unable to assess its current fair value, in part due to the illiquidity of this investment and Healthology’s short operating history.

Competition

Le@P historically operated in a highly competitive, rapidly evolving business environment both through the operations of the Companies in which Le@P placed equity interest (“Partner Companies”) and through its identification of prospects for future acquisition or investment. The markets in which the initial Partner Companies operated (and most likely the markets in which any future Partner Companies will operate) are characterized by rapid technological change, frequent new product and service introductions and evolving industry standards. Competitors include a wide variety of companies and organizations, many with greater financial and technical resources than the Partner Companies and Le@P. Competitors for acquisition or investment include public and private venture capital firms, mutual funds and private individuals.

Company Liquidity and Cash Requirements

To the extent the Company decides to pursue any acquisition or investment in the future, the Company will need to raise significant capital in order to pursue any such acquisition or further investments in Partner Companies. Since the fourth quarter of 1999, the Company has funded its operations and its investments in its Partner Companies through proceeds from M. Lee Pearce, M.D., the Company’s Majority Stockholder, directly or through his affiliates (collectively, the “Majority Stockholder”), pursuant to the Funding Commitment and working capital loans described in Notes 1, 4, 5, 8 and 9 of the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-QSB. Through September 30, 2004, the Company had received approximately $8.5 million of the Funding Commitment. Although the Company anticipates that the balance of the Funding Commitment of its Majority Stockholder will be sufficient to cover operating expenses through the next twelve months, the Company will be required to raise additional capital in order to make any investments or acquisitions. The Company will also need to raise additional capital in order to ultimately pay off the working capital loans owed to its Majority Stockholder and the mortgage note on the Parkson Property, or make satisfactory arrangements with the holders of, or refinance, such debt.

Through September 30, 2004, the Company had received loans of $2,610,487 from the Majority Stockholder. These loans are comprised of the consolidation of working capital long and short term promissory notes and their accrued interest totaling $2,388,487 on March 11, 2004, working capital loans on March 12, 2004 of $38,000, $126,000 on April 23, 2004, $23,000 on July 6, 2004, and $35,000 on August 6, 2004. The proceeds of the loans were used for working capital purposes. These loans are unsecured notes, bear interest at the prime rate, and interest and principal are due in one lump sum on March 15, 2006. These notes are separate from the $10 million Funding Commitment.

Funding for operations and any future Partner Company investments once the Funding Commitment is exhausted will require that the Company raise additional cash. Any such cash raised would likely be dependent, among other things, on the Company’s ability to demonstrate a record of successfully identifying and consummating investments or acquisitions in Partner Companies, which it has not been able to do to date. There can be no assurance that the Company will be successful in such efforts. Any financing activities by the Company could result in substantial dilution of existing equity positions and increased interest expense. Transaction costs to the Company in connection with any such activities may also be significant.

Subsequent Events

Subsequent to September 30, 2004, the Company received an additional working capital loan from the Majority Stockholder in the amount of $140,000. The loan is unsecured, bears interest at the prime rate, and is evidenced by a promissory note which is due on March 15, 2006. Principal and interest are due in one lump-sum payment on March 15, 2006. This note is separate from the $10 million Funding Commitment.

On October 12, 2004 the Company paid the accrued but unpaid interest of $118,125 due the Majority Stockholder on the long-term note for the Parkson Property that is due September 28, 2006.

The Company entered into a short-term lease to rent the property on October 21, 2004. The lease is for a term of two months with the option to extend on a month-to-month basis. The monthly rent is $2,000 to be paid in advance.

Changes in Financial Condition and Results of Operations

The discussion below relates to material changes in financial condition during the nine-month period ended September 30, 2004 compared with December 31, 2003 and to material changes in results of operations when comparing the three and nine-month periods ending September 30, 2004 to the same periods of the previous year. All amounts in the discussion below are approximate.

Total assets as of September 30, 2004 reflect a decrease of approximately $9,000 to approximately $586,000 compared to December 31, 2003. The decrease was primarily due to the decrease in cash of approximately $9,000, receipt of related party receivable of approximately $4,000 and depreciation of approximately $14,000; offset by the prepayment of insurance amounting to approximately $18,000.

Total liabilities as of September 30, 2004 increased by approximately $340,000 to approximately $3.4 million. The increase was primarily due to additional working capital loans from the Majority Stockholder of $336,000, and an increase of accounts payable and accrued expenses of approximately $21,000, offset by a decrease in accrued compensation and related liabilities of approximately $9,000 and accrued professional fees of approximately $2,000. Total current liabilities as of September 30, 2004 decreased by approximately $246,000 primarily due to the roll-up of short-term notes and interest into new long-term notes of approximately $180,000.

The Company’s net loss decreased for the nine-month period ended September 30, 2004 compared to the same period of 2003 primarily was due to the $75,000 impairment of the building recognized in 2003. The Company’s net loss decrease for the three month period ended September 30, 2004 compared to the same period of 2003 primarily due to a reduction in professional fees of approximately $12,000 and a reduction of other general and administrative expenses of approximately $25,000.

Forward Looking Information

In the discussion above (and elsewhere in this report) regarding the Company’s business, any statement of its future expectations, including without limitation, future revenues and earnings (losses), plans and objectives for future operations, future agreements, future economic performance or expected operational developments and all other statements regarding the future are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and as that term is defined in the Private Securities Litigation Reform Act of 1995. The Company intends that the forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on the Company’s strategic plans and involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein include (the “Cautionary Statements”), without limitation:

o	The Company’s ability to raise capital,

o	The Company’s degree of financial leverage,

o	Risks associated with the capital markets and investment climate for Internet and Healthcare businesses,

o	Risks associated with acquisitions and the integration thereof,

o	Risks associated with start-up and early-stage enterprises,

o	Risks associated with providing services over the Internet,

o	Healthcare regulatory considerations,

o	Regulatory considerations under the Investment Company Act of 1940,

o	Contingent liabilities,

o	The impact of competitive services and pricing, and

o	Other risks referenced from time to time in the Company’s filings with the Securities and Exchange Commission.

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

      Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s Audit Committee and management, including the Acting Principal Executive Officer and Acting Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Company’s Audit Committee and management, including the Acting Principal Executive Officer and Acting Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004.

Changes in Internal Controls

There have been no changes in the Company’s internal controls over financial reporting that are reasonably likely to materially affect the internal controls that have materially affected, or occurred in the last fiscal quarter.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 of the Company’s September 30, 2004 condensed consolidated financial statements included in Part I, Item 1 of this Form 10-QSB.

Item 6. Exhibits

10.1	Promissory Note dated August 6, 2004, in the principal amount of $35,000 issued to M. Lee Pearce, M.D.

10.2	Promissory Note dated October 11, 2004, in the principal amount of $140,000 issued to M. Lee Pearce, M.D.

31.1	Certification of Acting Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Acting Principal Executive Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Acting Principal Financial Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 2004	LE@P TECHNOLOGY, INC. By: /s/ Timothy C. Lincoln —————————————— Timothy C. Lincoln Acting Principal Executive Officer

By: /s/ Mary E. Thomas —————————————— Mary E. Thomas Acting Principal Financial Officer

Exhibit Index

Exhibit         Description

10.1	Promissory Note dated August 6, 2004, in the principal amount of $35,000 issued to M. Lee Pearce, M.D.

10.2	Promissory Note dated October 11, 2004, in the principal amount of $140,000 issued to M. Lee Pearce, M.D.

31.1	Certification of Acting Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Acting Principal Executive Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Acting Principal Financial Officer relating to Periodic Financial Report pursuant to 18 U.S.C. Section 1350.