Form 10KSB
period 2004-12-31
LEAP TECHNOLOGY INC / DE
filed 2005-03-30
CIK 110027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2004

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

Commission file number: 0-566

LE@P TECHNOLOGY, INC.
(Name of small business issuer in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization)	65-0769296 (I.R.S. Employer Identification No.)

5601 N. DIXIE HIGHWAY SUITE 411 FORT LAUDERDALE, FLORIDA (Address of principal executive offices)	33334 (Zip Code)

Registrant’s telephone number:	(954) 771-1772
Securities registered under Section 12(b) of the Exchange Act:	None
Securities registered under Section 12(g) of the Exchange Act:	Class A Common Stock, par value $.20

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer’s revenues for its fiscal year ended December 31, 2004 were $0.

The aggregate market value of the common equity held by non-affiliates as of March 15, 2005 was approximately $169,000 based on the $ 0.09 closing bid price for the common stock quoted on the OTC Bulletin Board on such date. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

The number of shares of Class A Common Stock of the issuer outstanding as of March 15, 2005 was 33,681,203. The number of shares of Class B Common Stock of the issuer outstanding as of March 15, 2005 was 25,000.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the issuer Proxy Statement for its Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, which will be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format: Yes No

FORM 10-KSB INDEX

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business

Prior to September 26, 2002, Le@P Technology, Inc. (“Le@P” or the “Company”) focused on the acquisition of, and strategic investments in, companies providing services in health care and life sciences (with particular emphasis on information technology companies). Emerging companies into which the Company invested during this period are sometimes referred to herein as “Partner Companies.” On September 26, 2002, after an ongoing reevaluation by management and the Board of Directors of the Company’s operating strategy and in light of difficulties associated with investment in emerging companies and the significant decline in market value or failure of many of such companies, the Board of Directors determined to cease for the foreseeable future investigating or consummating further investment and acquisition opportunities. On January 10, 2005, the Company disposed of its most significant investment in a Partner Company – Healthology, Inc. (“Healthology”) – resulting in the receipt by the Company of more than $3,300,000 in cash plus 17,347 shares of restricted common stock of iVillage Inc. (“iVillage”). In light of this increase in funds available for investment, on March 16th the Board of Directors of the Company determined to actively seek opportunities for the Company to make new investments or acquisitions (whether in health care, life sciences or other industries), but only in the form of controlling interests in the companies invested in or acquired or other types of investments which would not cause the Company to be required to register as an investment company pursuant to the Investment Company Act of 1940, as amended (the “’40 Act”). The Company may also make other acquisitions or investments outside of its normal business plan in order to achieve other objectives, including investments necessary to maintain its exclusion from regulation as an investment company under the ’40 Act.

At the present time, the Company intends to maintain its status as a reporting company under the Securities Exchange Act of 1934, as amended, and consequently, intends to make all requisite filings, including an Annual Report on Form 10-KSB and Quarterly Reports on Form 10-QSB.

The Company has written off its existing investments in its Partner Companies over the last few years. The Company believes that the activities of its initial Partner Companies were adversely affected by, among other things, the general economic slowdown in the United States economy and the September 11, 2001 terrorist attacks on the United States.

The only significant noncurrent assets of the Company are the 17,347 shares of restricted common stock of iVillage received in connection with the disposition of its investment in Healthology referred to above and its ownership of certain land in Broward County, Florida (the “Real Property”). The Real Property is zoned light industrial and consists of approximately one and one-third acres. The Company is currently seeking a lessee for the Real Property.

Competition

Le@P operates in a highly competitive, rapidly evolving business environment for the identification of prospects for future acquisition or investment. Competitors include a wide variety of companies, investment funds and other organizations, many with greater financial and technical resources than Le@P. Competitors for acquisition or investment included public and private venture capital firms and private equity funds, mutual funds and private individuals.

Investment in Healthology

Le@P’s first healthcare information technology investment was completed in March 2000, with the purchase of a 21% interest in Healthology, a privately held health-media company. Le@P purchased approximately 3,200,000 shares of the Series A Convertible Voting Preferred Stock (“Healthology Preferred Stock”) of Healthology (the “Healthology Transaction”) for $3,200,000 in cash, (plus approximately $300,000 of related costs) then representing an approximate 21% interest in the issued shares of Healthology. Subsequently to the purchase of the interest in

Healthology, the Company transferred 160,573 shares of Healthology Preferred Stock to third parties in satisfaction of certain obligations of the Company.

As a result of a third party’s investment in Healthology during August 2000, the Company’s equity interest was reduced to approximately 15% of the issued and outstanding shares of Healthology. On February 5, 2001, Le@P purchased 800,000 shares of Healthology common stock for $1,000,000 pursuant to a put option which had been granted to Healthology, increasing Le@P’s interest to approximately 18%.

In 2002, the Company wrote off its investment Healthology (whose 2001 audited financial statements were subject to a “going concern” qualification) due to the latter’s heavy continuing operating losses and its inability to successfully raise additional equity or debt financing or effect a merger or joint venture arrangement to obtain additional sources of funds .

Throughout 2003 and 2004, the Company continued to monitor its investment in Healthology, which finally attained profitability in 2003. In the latter half of 2004, the Company participated in negotiations for a possible sale of Healthology to iVillage, which came to a successful conclusion in January 2005. On January 10, 2005, the Company completed the disposition of its entire investment in Healthology pursuant to: (i) a Stock Exchange and Merger Agreement dated as of January 7, 2005 among Healthology, iVillage, Virtue Acquisition Corporation and certain stockholders of Healthology, including the Company (the “Merger Agreement”) and (ii) a Stock Purchase Agreement, dated as of the same date (the “Stock Purchase Agreement”), between the Company and Steven Haimowitz (“Haimowitz”), the Chief Executive Officer and a principal stockholder of Healthology. The Merger Agreement and the Stock Purchase Agreement provided for the acquisition by iVillage of all the outstanding capital stock of Healthology. Pursuant to the Merger Agreement, the 3,050,880 shares of Healthology Preferred Stock held by the Company were converted into $3,050,880 in cash. Pursuant to the Stock Purchase Agreement, the Company sold its 800,000 shares of Healthology common stock to Haimowitz, who, pursuant to the Merger Agreement, exchanged a portion of such Healthology common stock for 17,347 shares of iVillage restricted common stock and received $347,413 in cash for the remainder of such common stock. Haimowitz, as consideration for the sale of Healthology common stock pursuant to the Stock Purchase Agreement, paid the $347,413 in cash and transferred the 17,347 shares of iVillage restricted common stock (which were assigned an aggregate value of $99,745 in the transaction) to the Company.

Investment Company Act Considerations

The exclusion on which the Company is currently relying to avoid registration under the ’40 Act provides that no more than 45% of the value of the Company’s total assets (exclusive of government securities and cash items) may consist of, and no more than 45% of its net income after taxes may be derived from, investments in securities (other than, among other things, government securities or securities of wholly-owned and majority-owned subsidiaries and certain companies controlled primarily by the Company). Since registration and regulation as an investment company are inconsistent with the Company’s business objectives and plans, they would have a materially adverse effect on the Company.

The Company measures its relative asset holdings as of the end of each fiscal quarter to determine that it is not subject to registration and regulation under the ’40 Act. The Company believes that based on its current asset mix and the terms and relative values of its investments, it is not an investment company.

If in the future the relative values of the Company’s investment securities to total assets otherwise adversely change, and the Company does not qualify for some other exclusion or exemption from investment company status, the Company may be required to take further significant business actions that are contrary to its business objectives and plans in order to avoid registration and regulation as an investment company. For example, as was the case with the acquisition of the Real Property, the Company might be compelled to acquire additional assets that it might not otherwise have acquired, be forced to forego opportunities to acquire interests in companies that it might otherwise wished to have acquired or be forced to sell or refrain from selling such interests or assets. In the alternative or in addition, the Company might find it necessary to sell investment securities for which there may be little or no market at prices and on terms that the Company would not otherwise have considered to be satisfactory.

History of Le@P Technology, Inc.

The Company was organized in March 1997 under the laws of the State of Delaware under the name “Seal Holdings Corporation”. In June 1997, a reincorporation merger was effected pursuant to which Seal Fleet, Inc., a Nevada corporation and the predecessor to the Company (“Seal Fleet”), was merged into the Company. Seal Fleet was originally incorporated in November 1969 under the name “First National Corporation”. On April 2, 1999 the name of the Company was changed to “OH, Inc.” and on July 5, 2000 it was further changed to “LeaP Technology, Inc.” When used in this report, the terms “Le@P” and the “Company” refer to LeaP Technology, Inc. and its predecessor described above and their respective subsidiaries.

Employees

Le@P currently has one part-time employee.

ITEM 2. DESCRIPTION OF PROPERTY

On October 1, 1999, Le@P entered into a lease with an affiliate of its majority stockholder, M. Lee Pearce, MD (together with his affiliates, the “Majority Stockholder”) for 2,060 square feet of space for its corporate offices in Fort Lauderdale, Florida. The lease expired December 31, 2004, and the Company is currently leasing the space on a month-to-month basis.

Investment in Real Property

Effective September 28, 2001, the Majority Stockholder sold land and buildings (the “Real Property”) in Broward County, Florida to the Company in exchange for notes payable. The purchase price for the Real Property was determined by an independent third-party appraisal. The notes payable consist of a short-term promissory note in the amount of $37,500 due and paid in November 2001 and a long-term note and mortgage (the “Long-Term Note”) in the principal amount of $562,500 due on September 28, 2006, and bearing interest at the rate of 7% per annum due and payable first on September 28, 2004 and monthly thereafter. On October 12, 2004, the Company paid accrued interest on the Long-Term Note of $118,125 and continues to pay the regular monthly interest payments.

The Real Property is zoned light industrial and consisted of approximately one and one-third acres and three buildings that collectively consist of approximately 8,200 square feet. The buildings were demolished in August 2003, and in connection therewith the Company recognized an impairment loss equal to the book value of the buildings in the amount of $75,000 in the three month period ended June 30, 2003. On October 21, 2004, the Company entered into a two- month lease to rent the property to an unrelated party. The Company recognized $4,000 in rental income under this lease that is reflected as other income in the accompanying 2004 Consolidated Financial Statements. The Company has no plans to sell or develop the Real Property and is currently seeking a new lessee for the property.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in litigation relating to the offshore supply business conducted prior to August 14, 1996 by certain subsidiaries of the Company which are now inactive. The cases were filed against such subsidiaries and other ship-owning companies based on the alleged exposure of 64 former seamen to maritime asbestos and other toxic substances while working on vessels operated by such companies as part of an industry wide series of similar claims. On May 1, 1996, the claims against the Company’s subsidiaries and the other defendants were administratively dismissed subject to reinstatement against one or more specific defendants upon a specific showing that a plaintiff suffers from an asbestos-related disease and that he was exposed to asbestos containing products on the vessels operated by such defendant(s). Since such date, none of the cases against the Company’s subsidiaries have been reinstated. During the past five years, the Company has incurred between $1,200 and $3,600 per year in legal fees monitoring the status of the claims against the Company’s subsidiaries. At the present time, the Company does not believe such cases are likely to have a material adverse impact upon the Company. However, there can be no assurance that one or more plaintiffs will not be successful in reinstating claims against the Company’s subsidiaries, which could result in the incurrence by the Company’s subsidiaries of material defense or settlement costs.

The Company is also involved from time to time in various other claims and lawsuits in the ordinary course of its current or prior business, none of which the Company anticipates would have a material adverse effect on its financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, AND
SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A Common Stock is traded on the OTC Bulletin Board (“OTCBB”), under the symbol LPTC. The following table sets forth the range of high and low bid prices per share of the Company’s Class A Common Stock for each of the quarters during the years ended December 31, 2003 and 2004, as reported on the OTCBB system. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

PRICE PERIOD	HIGH	LOW

2003
First Quarter	$.03	$.01
Second Quarter	.01	.01
Third Quarter	.01	.01
Fourth Quarter	.01	.01

2004
First Quarter	.03	.01
Second Quarter	.17	.03
Third Quarter	.15	.05
Fourth Quarter	.08	.03

There is no public market for the Class B Common Stock or the Series B Preferred Stock, all of which are issued to entities beneficially owned by the Majority Stockholder.

Holders

The number of stockholders of record as of February 11, 2005, was 758 for the Class A Common Stock.

Dividends

The Company has not paid and has no plans to declare or pay dividends, in cash or otherwise, in the foreseeable future. Any changes in those plans in the future will depend on earnings, if any, of the Company, its financial requirements and other factors. Further, payment of dividends on the Company’s Class A Common Stock will only be made after payment of current and accumulated dividends on the Company’s Series B Preferred Stock. At December 31, 2004, dividends of $1,151,500 were accumulated and not paid on the Series B Preferred Stock.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation	952,500	$1.41	4,374,500
plans approved by
security holders

Equity compensation	500,000	$1.41	—
plans not approved by
security holders

TOTAL	1,452,500	$1.41	4,374,500

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

ITEM 6. MANAGEMENT’S PLAN OF OPERATION

Business Strategy

On January 10, 2005, the Company disposed of its investment in Healthology, resulting in the receipt by the Company of more than $3,300,000 in cash plus 17,347 shares of restricted common stock of iVillage Inc.. In light of this increase in funds available for investment, on March 16th the Board of Directors of the Company determined to actively seek opportunities for the Company to make new investments or acquisitions (whether in health care, life sciences or other industries), but only in the form of controlling interests in the companies invested in or acquired or other types of investments which would not cause the Company to be required to register as an investment company pursuant to the ’40 Act.

The Company may also make other acquisitions or investments outside of its normal business plan in order to achieve other objectives, including investments necessary to maintain its exclusion from regulation as an investment company under the ’40 Act.

At the present time, the Company intends to maintain its status as a reporting company under the Securities Exchange Act of 1934, as amended, and consequently, intends to make all requisite filings, including an Annual Report on Form 10-KSB and Quarterly Reports on Form 10-QSB.

Company Liquidity and Cash Requirements

Since the fourth quarter of 1999, the Company has funded its operations and its investments in its Partner Companies through proceeds from its Majority Stockholder pursuant to the Funding Commitment of $10,000,000 described in Note 5 of the accompanying 2004 Consolidated Financial Statements, and certain other working capital loans. Through December 31, 2004, the Company had received $8,475,000 of the Funding Commitment. On January 10, 2005, the Company received cash proceeds in excess of $3,300,000 from the disposition of its investment in Healthology.

The Company anticipates that the Funding Commitment of its Majority Stockholder and the proceeds from the Healthology disposition will be sufficient to cover operating expenses through 2005 and to enable the Company to make one or more new investments or acquisitions. The Company may seek to raise additional capital in order to make additional investments or acquisitions beyond those that can be funded from the foregoing resources or to engage in any other business activity.

Through December 31, 2004, the Company received working capital loans totaling $2,814,487 from the Majority Stockholder. These loans are evidenced by unsecured notes, bearing interest at the prime rate and interest and principal are due and payable in one sum on March 15, 2006.

Because the Company does not have any active business operations to generate cash flow funding for operations once the Funding Commitment and funds received from the disposition of Healthology are exhausted and/or the working capital loans mature, the Company will need to raise additional cash. There can be no assurance that the Company will be successful in such efforts. Any financing activities by the Company could result in substantial dilution of existing equity positions and increased interest expense. Transaction costs to the Company in connection with any such activities may also be significant.

Changes in Financial Condition and Results of Operations

The discussion below relates to material changes in financial condition during the year ended December 31, 2004 compared with December 31, 2003 and to material changes in results of operations when comparing the years ended December 31, 2004 to December 31, 2003. All amounts in the discussion below are approximate.

Financial Condition at December 31, 2004 Compared to December 31, 2003

Total assets decreased during the year ended December 31, 2004 by approximately $3,900 to approximately $591,000. The decrease in total assets is primarily a result of a decrease in prepaid insurance of approximately $5,300 and depreciation of approximately $19,100 offset by an increase in other current assets of approximately $20,500 for deferred legal fees relating to the Healthology disposition.

Total liabilities increased during the year ended December 31, 2004 by approximately $467,000 to approximately $3,500,000. The increase in liabilities is primarily a result of additional working capital loans from the Majority Stockholder and accrued interest of approximately $827,000. This increase was offset by a decrease in short-term notes and interest payable to a related party of approximately $374,000.

Results of Operations for the Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Operating expenses for the year ended December 31, 2004 decreased by approximately $100,000 from the year ended December 31, 2003. The decrease is primarily due to the write-off of the buildings on property in Broward County, Florida in 2003 of $75,000, and a decrease in general and administrative expenses of approximately $26,000 for the year ended December 31, 2004.

Net loss for 2004 decreased by approximately $72,000 over the comparable 2003 period, primarily due to the decrease in expenses described above offset by an increase in interest expense of approximately $31,000.

Critical Accounting Estimates

The application of GAAP involves the exercise of varying degrees of judgement. While the resulting accounting estimates will, by definition, not always precisely equal the related actual results, some of these estimates involve more judgment than others.

Accounting for the Impairment or Disposal of Long-Lived Assets

In October 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” FASB Statement No. 144 addresses significant issues relating to the implementation of FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and develops a single accounting model, based on the framework established in FASB Statement No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. FASB Statement No. 144 also modifies the accounting and disclosure rules for discontinued operations. The standard was adopted on January 1, 2002, and as a result, the Company recognized an impairment loss equal to the book value of the buildings located on certain land in Broward County, Florida in the three-month period ending June 30, 2003. The impairment loss is included in the accompanying Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of December 31, 2004, the Company did not have any material off-balance sheet arrangements that have or are reasonably likely to have a material effect on the current or future financial condition, results of operations, liquidity, or capital resources.

Forward Looking Information

In the discussion above (and elsewhere in this report) regarding the Company’s business, any statement of its future expectations, including without limitation, future revenues and earnings (losses), plans and objectives for future operations, future agreements, future economic performance or expected operational developments and all other statements regarding the future are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and as that term is defined in the Private Securities Litigation Reform Act of 1995. The Company intends that the forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on the Company’s strategic plans and involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein include (the “Cautionary Statements”), without limitation the items listed below. Based on the nature of the Company’s operations, these factors, risks and uncertainties relate not only to the Company, but also to Partner Companies.

•	The ability to raise capital,

•	The ability to execute business strategy in a very competitive environment,

•	The degree of financial leverage,

•	The ability to control future operating and other expenses,

•	Risks associated with the capital markets and investment climate,

•	Risks associated with acquisitions and the integration thereof,

•	Regulatory considerations under the Investment Company Act of 1940,

•	Contingent liabilities, and

•	Other risks referenced from time to time in the Company’s filings with the Securities and Exchange Commission.

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

Independent Auditors’ Report for 2004 and 2003

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004 and 2003

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003

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

On December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s Audit Committee and management, including the Acting Principal Executive Officer and the Acting Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s audit committee and management, including the Acting

Principal Executive Officer and Acting Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation. There were no changes in the Company’s internal controls that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

Given that the Company is not presently engaged in active operations and has no full time executive officers, the Company has not adopted a Code of Ethics applicable to its officers, including its principal executive officer, principal financial officer, principal accounting officer or controller and any other persons performing similar functions. Except as provided above, the information called for by part III, Item 9, regarding the Registrant’s directors is included in our Proxy Statement relating to our annual meeting of stockholders, and is incorporated herein by reference. The Proxy Statement will be filed within 120 days of December 31, 2004, the Company’s year-end.

ITEM 10. EXECUTIVE COMPENSATION

Information called for by Part III, Item 10, is included in our Proxy Statement relating to our annual meeting of stockholders, and is incorporated herein by reference. The Proxy Statement will be filed within 120 days of December 31, 2004, the Company’s year-end.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Information called for by Part III, Item 11, is included in our Proxy Statement relating to our annual meeting of stockholders, and is incorporated herein by reference. The Proxy Statement will be filed within 120 days of December 31, 2004, the Company’s year-end.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by Part III, Item 12, is included in our Proxy Statement relating to our annual meeting of stockholders, and is incorporated herein by reference. The Proxy Statement will be filed within 120 days of December 31, 2004, the Company’s year-end.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)	Financial Statements

Reference is made to the Index set forth on Page F-1 of this Annual Report on Form 10-KSB.

(a)(2)	Financial Statement Schedules

All schedules have been omitted because they are inapplicable or the information is provided in the consolidated financial statements, including the notes hereto.

(a)(3)	Exhibits

EXHIBIT	DESCRIPTION

3.1.1	Certificate of Incorporation of Le@P Technology, Inc., filed March 20, 1997. (2)

3.1.2	Certificate of Preferred Stock Designation of Le@P Technology, Inc., dated March 23, 1999. (1)

3.1.3	Certificate of Amendment to Certificate of Incorporation of Le@P Technology, Inc. dated June 21, 1999. (3)

3.1.4	Certificate of Designation, Preferences, Rights and Limitations of 10% Cumulative Non-Voting Series B Preferred Stock of Le@P Technology, Inc., dated November 15, 1999. (4)

3.1.5	Certificate of Amendment to Certificate of Incorporation of Le@P Technology, Inc. filed July 5, 2000. (5)

3.2	Bylaws of Le@P Technology, Inc. (2)

4.3	Investors’ Rights Agreement between Healthology, Inc. and Le@P Technology, Inc. dated March 1, 2000. (6)

4.4	Stockholders’ Agreement between Healthology, Inc., Le@P Technology, Inc. and certain existing stockholders of Healthology, Inc. dated March 1, 2000. (6)

4.5	First Amended and Restated Investors Rights Agreement between Healthology, Inc. Le@P Technology, Inc., and Communicade, Inc. dated August 1, 2000. (5)

4.6	First Amended and Restated Stockholders’ Agreement between Healthology, Inc., Le@P Technology, Inc., and Communicade, Inc. and certain other existing stockholders of Healthology, Inc. dated August 1, 2000. (5)

4.7	Amended and Restated Certificate of Incorporation of Healthology, Inc. filed August 1, 2000. (5)

10.1	Funding Commitment by M. Lee Pearce, M.D. (1)

10.2	Subscription Agreement dated March 30, 2000, with M. Lee Pearce, M.D. (10)

10.3	Employment Agreement dated April 1, 1999, with Robert G. Tancredi, M.D. (10)

10.4.1	1999 Long Term Incentive Plan. (7)

10.4.2	1998 Incentive Option Plan. (8)

10.4.3	1997 Incentive Option Plan. (2)

10.4.4	Seal Fleet, Inc. Amended 1996 Long-Term Incentive Plan. (9)

10.11	Commercial Contract and Addendum relating to the purchase and sale of real property between Bay Colony Associates Limited and Le@P Technology, Inc., as agent for Parkson Property LLC, dated as of September 28, 2001 (11)

10.12	Promissory Note dated September 28, 2001, in the principal amount of $37,500, executed by Parkson Property LLC. (11)

10.13	Promissory Note dated September 28, 2001, in the principal amount of $712,500, executed by Parkson Property LLC. (11)

10.14	Termination agreement dated September 30, 2002, relating to the termination of the Executive Employment Agreement of Chief Executive Officer.(12)

10.15	Promissory Note dated November 5, 2002, in the principal amount of $1,755,710.65, issued to the M. Lee Pearce 1998 Irrevocable Trust, replacing certain promissory notes issued in 2001 and 2002.(13)

10.16	Promissory Note dated January 30, 2003, in the principal amount of $65,000 issued to the M. Lee Pearce 1998 Irrevocable Trust.(14)

10.17	Promissory Note dated March 14, 2003, in the principal amount of $75,000 issued to the M. Lee Pearce 1998 Irrevocable Trust.(14)

10.18	Promissory Note dated April 23, 2003, in the principal amount of $55,000 issued to the M. Lee Pearce 1998 Irrevocable Trust.(15)

10.19	Written Consent to Action dated May 6, 2003 extending the due date of a note to January 15, 2005.(15)

10.20	Promissory Note dated June 30, 2003, in the principal amount of $71,000 issued to the M. Lee Pearce 1998 Irrevocable Trust.(16)

10.21	Promissory Note dated July 24, 2003, in the principal amount of $80,000 issued to the M. Lee Pearce 1998 Irrevocable Trust.(16)

10.22	Promissory Note dated November 3, 2003, in the principal amount of $37,000 issued to M. Lee Pearce, M.D.(17)

10.23	Promissory Note dated December 8, 2003, in the principal amount of $30,000 issued to M. Lee Pearce, M.D.(17)

10.24	Promissory Note dated December 29, 2003, in the principal amount of $25,000 issued to M. Lee Pearce, M.D.(17)

10.25	Promissory Note dated March 11, 2004, in the principal amount of $2,295,464.65 issued to the M. Lee Pearce 1998 Irrevocable Trust(17)

10.26	Promissory Note dated March 11, 2004, in the principal amount of $93,022.03 issued to M. Lee Pearce, M.D.(17)

10.27	Promissory Note dated March 12, 2004, in the principal amount of $38,000 issued to M. Lee Pearce M.D.(17)

10.28	Promissory Note dated April 14, 2004, in the principal amount of $126,000 issued to M. Lee Pearce, M.D.(18)

10.29	Promissory Note dated July 6, 2004, in the principal amount of $23,000 issued to M. Lee Pearce, M.D.(19)

10.30	Promissory Note dated August 6, 2004, in the principal amount of $35,000 issued to M. Lee Pearce, M.D.(20)

10.31	Promissory Note dated October 11, 2004, in the principal amount of $140,000 issued to M. Lee Pearce, M.D. (20)

10.32	Promissory Note dated November 18, 2004, in the principal amount of $29,000 issued to M. Lee Pearce, M.D.

10.33	Promissory Note dated December 2, 2004, in the principal amount of $35,000 issued to M. Lee Pearce, M.D.

10.34	Stock Exchange and Merger Agreement dated as of January 7, 2005 among Healthology, Inc., iVillage, Inc., Virtue Acquisition Corporation and certain stockholders of Healthology, Inc., including the Company.

10.35	Stock Purchase Agreement dated as of January 7, 2005 between the Company and Steven Haimowitz.

21	Subsidiaries of the Registrant.

31.1	Certification of the Acting Principal Executive Officer relating to Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Acting Principal Financial Officer relating to Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Acting Principal Executive Officer of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Acting Principal Financial Officer of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference from an exhibit to the Company’s Current Report on Form 8-K (File No. 000-05667), as filed October 15, 1999.

(2)	Incorporated by reference from an exhibit to the Company’s Proxy Statement for the Annual Meeting of Shareholders of Le@P Fleet, Inc. held May 14, 1997, as filed April 11, 1997.

(3)	Incorporated by reference from an exhibit to the Company’s Annual Report on Form 10-KSB (File No. 000-05667) for the fiscal year ended December 31, 1999, as filed March 30, 2000.

(4)	Incorporated by reference from an exhibit to the Company’s Quarterly Report on Form 10-QSB (File No. 000-05667) for the quarter ended September 30, 1999, as filed November 15, 1999.

(5)	Incorporated by reference from an exhibit to the Company’s Quarterly Report on Form 10-QSB (File No. 000-05667) for the quarter ended June 30, 2000, as filed August 14, 2000.

(6)	Incorporated by reference from an exhibit to the Company’s Current Report on Form 8-K (File No. 000-05667), as filed March 16, 2000.

(7)	Incorporated by reference from an exhibit to the Company’s Proxy Statement for the Annual Meeting of Shareholders of Le@P Technology, Inc. held June 17, 1999, as filed on June 4, 1999.

(8)	Incorporated by reference from an exhibit to the Company’s Proxy Statement for the Annual Meeting of Shareholders of Le@P Technology, Inc. held June 24, 1998, as filed on June 8, 1998.

(9)	Incorporated by reference from an exhibit to the Quarterly Report on Form 10-QSB of Le@P Fleet, Inc. for the quarterly period ended March 31, 1997.

(10)	Incorporated by reference from an exhibit to the Company’s Annual Report on Form 10-KSB (File No. 000-05699) for the fiscal year ended December 31, 2000, as filed April 1, 1999, as amended April 30, 2000.

(11)	Incorporated by reference from an exhibit to the Company’s Current Report on Form 8-K (File No. 000-05667), as filed on October 18, 2001.

(12)	Incorporated by reference from an exhibit to the Company’s Quarterly Report on Form 8-K (File No. 000-05667), as filed on September 30, 2002.

(13)	Incorporated by reference from an exhibit to the Company’s Quarterly Report on Form 10-QSB (File No. 000-05667), as filed on November 14, 2002.

(14)	Incorporated by reference from an exhibit to the Company’s Annual Report on Form 10-KSB (File No. 000-05699) for the fiscal year ended December 31, 2002, as filed March 31, 2003, as amended April 30, 2003.

(15)	Incorporated by reference from an exhibit to the Company’s Quarterly Report on Form 10-QSB (File No. 000-05667), as filed on May 15, 2003.

(16)	Incorporated by reference from an exhibit to the Company’s Quarterly Report on Form 10-QSB (File No. 000-05667), as filed on August 8, 2003.

(17)	Incorporated by reference from an exhibit to the Company’s Annual Report on Form 10-KSB (File No. 000-05667), filed on March 22, 2004.

(18)	Incorporated by reference from an exhibit to the Company’s Quarterly Report on Form 10-QSB (File No. 000-05667), as filed on May 21, 2004.

(19)	Incorporated by reference from an exhibit to the Company’s Quarterly Report on Form 10-QSB (File No. 000-05667), as filed on August 13, 2004.

(20)	Incorporated by reference from an exhibit to the Company’s Quarterly Report on Form 10-QSB (File No. 000-05667), as filed on November 15, 2004.

(b)	Reports on Form 8-K

         Disposition of Asset, for a current event occurring January 10, 2005, filed January 12, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Part III, Item 14, regarding principal accountant fees and services, is included in our Proxy Statement relating to our annual meeting of stockholders, and is incorporated herein by reference. The Proxy Statement will be filed within 120 days of December 31, 2004, the Company’s year-end.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LE@P TECHNOLOGY, INC. By: /s/ Timothy C. Lincoln —————————————— Timothy C. Lincoln, Acting Principal Executive Officer
By: /s/ Mary E. Thomas —————————————— Mary E. Thomas, Acting Principal Financial Officer

Dated: March 23, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Timothy C. Lincoln Timothy C. Lincoln	Acting Principal Executive Officer and Director	March 23 , 2005

/s/ Mary Thomas Mary Thomas	Acting Principal Financial Officer and Director	March 23, 2005

/s/ Mayra Diaz Mayra Diaz	Director	March 23, 2005

EXECUTION COPY

“Exhibit F”

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Le@P Technology, Inc.

We have audited the accompanying consolidated balance sheets of Le@P Technology, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Le@P Technology, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Berkowitz Dick Pollack & Brant, LLP

Fort Lauderdale, Florida

February 10, 2005, except as to Note 1, which is as of March 17, 2005

Le@P Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2004	2003

Assets
Current assets:
Cash	$23,088	$20,253
Due from related party	3,250	4,068
Prepaid expenses and other current assets	31,917	18,684

Total current assets	58,255	43,005

Property and equipment, net	532,048	551,149
Other assets	700	700

Total assets	$591,003	$594,854

See notes to consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	December 31,
	2004	2003

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$13,205	$5,726
Accrued professional fees	50,000	31,559
Accrued compensation and related liabilities	2,810	14,563
Short-term notes payable to related party	0	276,000
Short-term accrued interest payable to related party	324	98,149

Total current liabilities	66,339	425,997

Long-term notes payable to related party	3,376,987	2,561,211

Long-term accrued interest payable to related party	97,951	87,191

Total liabilities	3,541,277	3,074,399

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, par value $0.001 per share. Authorized 25,000,000 shares	2,170,000	2,170,000
Issued and outstanding 2,170 shares at December 31, 2004 and 2003
Class A common stock, par value $0.20 per share. Authorized 99,975,000 shares	6,753,211	6,753,211
Issued 33,766,053 shares at December 31, 2004 and 2003
Class B common stock, par value $0.20 per share. Authorized, issued and	5,000	5,000
outstanding 25,000 shares at December 31, 2004 and 2003
Additional paid-in capital	26,401,913	26,401,913
Accumulated deficit	(38,230,938)	(37,760,209)
Treasury stock, at cost, 84,850 shares at December 31, 2004 and 2003	(49,460)	(49,460)

Total stockholders’ deficit	(2,950,274)	(2,479,545)

Total liabilities and stockholders’ deficit	$591,003	$594,854

See notes to consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2004	2003

Revenue	$—	$—

Expenses:
Salaries and benefits	37,656	49,306
Professional fees	85,235	71,895
General and administrative	197,289	223,889
Impairment of buildings	—	75,000

Total expenses	320,180	420,090

Operating loss	(320,180)	(420,090)

Interest income	104	188
Other income	4,000	—
Interest expense	(154,653)	(123,018)

Net loss	$(470,729)	$(542,920)

Net loss attributable to common stockholders	$(687,729)	$(759,920)

Basic and diluted net loss attributable to common stockholders per share:
Net loss	$(0.01)	$(0.02)

Net loss attributable to common stockholders	$(0.02)	$(0.02)

Basic and diluted weighted average shares outstanding	33,706,203	33,706,203

See notes to consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficit

	Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount	Shares	Par Value

Balance at December 31, 2002	2,170	$2,170,000	33,791,053	$6,758,211	$26,401,913	$(37,217,289)	$(49,460)	$(1,936,625)
Net loss	—	—	—	—	—	(542,920)	—	(542,920)

Balance at December 31, 2003	2,170	2,170,000	33,791,053	6,758,211	26,401,913	(37,760,209)	(49,460)	(2,479,545)
Net loss	—	—	—	—	—	(470,729)		(470,729)

Balance at December 31, 2004	2,170	$2,170,000	33,791,053	$6,758,211	$26,401,913	$(38,230,938)	$(49,460)	$(2,950,274)

See notes to consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2004	2003

Cash flows from operating activities:
Net loss	$(470,729)	$(542,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,101	26,209
Impairment of buildings	—	75,000
Changes in operating assets and liabilities:
Due from related party	818	(1,505)
Prepaid expenses and other current assets	(13,233)	9,660
Accounts payable	7,479	(3,778)
Accrued professional fees	18,441	(31,498)
Accrued compensation and related liabilities	(11,753)	(140,845)
Accrued interest payable to related party	(87,066)	123,019

Net cash used in operating activities	(536,942)	(486,658)

Cash flows from financing activities
Proceeds from notes payable to related party	539,777	438,000

Net cash provided by financing activities	539,777	438,000

Net change in cash	2,835	(48,658)
Cash at beginning of year	20,253	68,911

Cash at end of year	$23,088	$20,253

Supplemental disclosure of cash flow information:
Cash paid during year for: Interest	$127,942	$—

Cash paid during year for: Income Taxes	$—	$—

See notes to consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. The Company

Le@P Technology, Inc. and Subsidiaries (“Le@P” or the “Company”), formerly known as Seal Holdings Corporation and Subsidiaries, is a holding company that was formerly focused on the acquisition of, and strategic investments in, companies providing services in health care and life sciences (with particular interest in information technology companies). On April 2, 1999, the name of the Company was changed to “OH, Inc.” and on July 5, 2000 it was further changed to “Le@P Technology, Inc.” On September 26, 2002, the Board of Directors determined to cease for the foreseeable future investigating or consummating further investment and acquisition opportunities.

On January 10, 2005, the Company disposed of its investment in Healthology, Inc. (“Healthology”), resulting in the receipt by the Company of more than $3,300,000 in cash plus 17,347 shares of restricted common stock of iVillage Inc. (“iVillage”). In light of this increase in funds available for investment, on March 16th the Board of Directors of the Company determined to actively seek opportunities for the Company to make new investments or acquisitions (whether in health care, life sciences or other industries), but only in the form of controlling interests in the companies invested in or acquired or other types of investments which would not the Company to be required to register as an investment company pursuant to the Investment Company Act of 1940, as amended (the “’40 Act”).

2. Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements (the “financial statements”) include the accounts of Le@P Technology, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Investments in investment or acquisition candidates (“Partner Companies”) in which Le@P owns 50% or less of the outstanding voting securities, and in which significant influence is exercised, are accounted for under the equity method. Significant influence is presumed at a 20% ownership level; however, Le@P applies the equity method for investments in which it acquires less than 20% of the voting interest if it exerts significant influence through representation on the investee’s Board of Directors or through other means. All other investments for which the Company does not have the ability to exercise significant influence are accounted for on the cost method. Such investments are stated at the lower of cost or net realizable value. During 2003 and 2004 the Company accounted for its investments under the cost method.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment”. This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. This Statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, and for nonpublic entities as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company is still assessing the impact, if any, the Statement will have on the Company’s financial statements.

In December 2004, the FASB issued FASB Statement No. 153 (SFAS 153), “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (ABP 29). This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB 29 and replaces it with an exception for exchanges that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of this Statement will have any material impact on the Company’s financial statements.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from 3-9 years.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments

The Company’s financial instruments primarily consisting of cash, accounts payable, accrued professional fees, accrued compensation and related liabilities and notes payable approximate fair value as of December 31, 2004 and 2003.

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

The Company applies APB No. 25 (accounting for stock issued to employees) and related interpretations in accounting for stock options granted to employees. Had the Company applied FASB Statement No. 123, the outstanding options would not have an effect on income for 2004 and 2003.

There were no options granted during the years ended December 31, 2004 and 2003.

3. Operating Losses and Cash Flow Deficiencies

The Company has experienced operating losses and deficiencies in operating cash flows. Until the Company has operations or other revenue generating activities to be self-sufficient, the Company will remain dependent upon other sources of capital. In the past, such capital has come from the Company’s Majority Stockholder.

On September 30, 1999, the Company’s Chairman and majority stockholder agreed to provide Le@P, directly or through his affiliates (collectively, the “Majority Stockholder”), funding of up to $10,000,000 to be used to fund working capital requirements and future acquisitions, as approved by the Company’s Board of Directors (the “Funding Commitment”) and as further discussed in Note 5 herein. Through December 31, 2004, the Company had received $8,475,000 of the Funding Commitment and working capital notes aggregating $2,814,487 from the Majority Stockholder. The notes are not part of the Funding Commitment. As of December 31, 2004, $1,525,000 was available to the Company pursuant to the Funding Commitment. Subsequent to December 31, 2004, the Company completed the disposition of its entire investment in Healthology. Healthology entered into a Stock Exchange and Merger Agreement with iVillage Inc. on January 7, 2005. On January 10, 2005, the Company received $3,050,880 for the Company’s 3,050,880 shares of Healthology Series A Convertible Voting Preferred Stock, and 17,347 shares of iVillage restricted common shares and $347,413 for the Company’s 800,000 shares of Healthology common stock.

The Company anticipates that the balance of the Funding Commitment of its Majority Stockholder and the proceeds from the Healthology disposition will be sufficient to cover operating expenses through the next twelve months.

4. Investments

Healthology

On March 27, 2000, the Company purchased an approximate 21% interest in the issued shares of Healthology (computed on an as-converted basis). Healthology is a privately held, health-media company based in New York, NY that produces and distributes original healthcare content generated by health professionals. The Company acquired approximately 3,200,000 shares of Healthology Series A Convertible Voting Preferred Stock (“Healthology Preferred Shares”) at a total cost of approximately $3,500,000. The Company obtained the funds for the Healthology acquisition through a capital contribution from its Majority Stockholder pursuant to the Funding Commitment described in Note 5 herein. Subsequent to the purchase of the interest in Healthology, the Company transferred 160,573 shares of Healthology Preferred Stock to third parties in satisfaction of certain obligations of the Company.

On February 5, 2001, Healthology exercised a put option and Le@P purchased 800,000 shares of Healthology common stock for $1,000,000.

The audited financial statements of Healthology as of and for the year ended December 31, 2000 contained a going concern explanatory paragraph and its financial statements as of and for the year ended December 31, 2001 reflected a net loss of approximately $5,000,000. Healthology’s plans for the years ended December 31, 2002 and 2001, included raising additional equity or debt financing, investigating the possibility of merger or joint venture arrangements to obtain additional sources of funds, and scaling back operations. Healthology was unsuccessful in such endeavors to obtain financing and continued to experience significant losses. As a result of these factors, the Company believed its investment in Healthology was materially impaired and further reduced the value of its investment by $1,354,358 during 2001. During 2002, Healthology was unsuccessful in its endeavors to form a merger or joint venture arrangement, and suffered continued losses amounting to approximately $988,000. Accordingly, the Company wrote-off its remaining investment of approximately $115,000 in the quarter ended December 31, 2002.

For the year ended December 31, 2003, Healthology’s unaudited net income was $1,087,000. As the Company records its investments under the cost method of accounting, the book value of the Company’s investment in Healthology remained at zero.

On January 7, 2005, Healthology entered into a Stock Exchange and Merger Agreement with iVillage, and the Company completed the disposition of its entire investment in Healthology on January 10, 2005 pursuant to that agreement and a related Stock Purchase Agreement. (Note 15)

5. Funding Commitment

In connection with the Funding Commitment (Note 3), through December 31, 2004, the Majority Stockholder contributed $8,475,000 to the Company. Of this amount, approximately $4,544,000 was to fund the investment in Healthology and related transaction expenses, and the remaining balance was substantially used to fund operating expenses. In consideration of these contributions, the Company issued 1,614,284 shares of the Company’s Class A Common Stock at a purchase price of $5.25 per share.

As of December 31, 2004, a balance amounting to $1,525,000 (the “Additional Funds”) was available to the Company pursuant to the Funding Commitment. On March 30, 2000, the Board of Directors of the Company and the Majority Stockholder agreed that all funds contributed pursuant to the Funding Commitment including such Additional Funds, represent a subscription for additional shares of the Company’s Class A Common Stock at $5.25 per share (an aggregate of 290,476 shares when the remaining $1,525,000 is contributed).

6. Property and Equipment

        Property and equipment consists of the following:

	December 31,
	2004	2003

Land	$510,000	$510,000

Leasehold improvements	17,842	17,842

Equipment and software	49,524	49,524

Furniture and fixtures	84,553	84,553

	661,919	661,919

Less accumulated depreciation	129,871	110,770

	$532,048	$551,149

7. Commitments and Contingencies

Legal Proceedings

The Company is involved in litigation relating to the offshore supply business conducted prior to August 14, 1996 by certain subsidiaries of the Company which are now inactive. The cases were filed against such subsidiaries and other ship-owning companies based on the alleged exposure of 64 former seamen to maritime asbestos and other toxic substances while working on vessels operated by such companies as part of an industry wide series of similar claims. On May 1, 1996, the claims against the Company’s subsidiaries and the other defendants were administratively dismissed subject to reinstatement against one or more specific defendants upon a specific showing that a plaintiff suffers from an asbestos-related disease and that he was exposed to asbestos containing products on the vessels operated by such defendant(s). Since such date, none of the cases against the Company’s subsidiaries have been reinstated. At the present time, the Company does not believe such cases are likely to have a material adverse impact upon the Company.

The Company is also involved from time to time in various other claims and lawsuits in the ordinary course of its current or prior business, none of which the Company anticipates would have a material adverse effect on its financial condition or results of operations.

Employment Contracts

During April 1999, the Company entered into an employment contract with its Chief Executive Officer. This contract was for an initial period of three years and included base salary plus bonuses. The Company negotiated a severance agreement with Robert G. Tancredi, M.D., the Company’s President and Chief Executive Officer, whereby his services would end effective September 30, 2002. Dr. Tancredi’s employment agreement had otherwise been scheduled to expire in March 2003, subject to certain severance or renewal requirements. In connection with the severance agreement, the Company agreed to pay Dr. Tancredi $150,000 payable over an eighteen month period and each of the parties otherwise released the other of all other obligations and claims. A balance amounting to $0 and approximately $16,000 is respectively included in accrued compensation and related liabilities in the accompanying consolidated balance sheet at December 31, 2004 and 2003 relating to the severance accrual.

8. Related Party Transactions

The Company’s Majority Stockholder, directly or indirectly, owns a number of real estate entities with which the Company has done or currently does business. At December 31, 2004, the Company was leasing administrative office space from one such real estate entity. This lease expired December 31, 2004, and the Company is currently leasing the space on a month-to-month basis at $4,000 per month.

The Company rented office a portion of the administrative space to other related entities on a month-to-month basis during 2004, resulting in net rent expense amounting to approximately $16,711 for the year ended December 31, 2004.

Due from related party represents amounts due from the Company’s Majority Stockholder in relation to certain services performed on his behalf by the Company’s employee.

Through December 31, 2004, the Company had received loans amounting to $2,814,487 from the Majority Stockholder. The proceeds of loans were, and are, being used for working capital purposes. The loans are evidenced by promissory notes, which pay interest at the prime rate. (5.25% at December 31, 2004) Principal and interest on the loans are due and payable in one lump sum on March 15, 2006. These notes are not part of the funding commitment.

Effective September 28, 2001, the Majority Stockholder contributed land and buildings in Broward County, Florida to the Company in exchange for a note payable. The land and buildings have been recorded at fair value as determined by an independent third-party appraisal. The note payable consists of a short-term promissory note in the amount of $37,500 which was due and paid on November 28, 2001 and a longer-term note and mortgage in the amount of $562,500 due in one lump sum on September 28, 2006. Both notes bear interest at the rate of 7% per annum. All accrued but unpaid interest on the longer-term note was due September 28, 2004 with regular monthly interest payments to be made thereafter. The Company paid the accrued interest of $118,125 on October 12, 2004, and continues to pay the regular monthly interest payments.

The land is zoned light industrial and consists of approximately one and one-third acres. On July 16, 2003, the Board of Directors determined that it was in the best interest of the Company to demolish the existing buildings. The demolition of the buildings took place in August 2003. FASB Statement of Financial Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result, the Company recognized an impairment loss equal to the book value of the buildings in the amount of $75,000. On October 21, 2004 the Company entered into a short-term two month lease to rent the property to an unrelated party. The Company recognized rental income amounting to$4,000 that is reflected as other income in the accompanying Consolidated Financial Statements for December 31, 2004. The Company is currently seeking to lease the property.

The interest expense included in the 2004 and 2003 consolidated financial statements relates to interest charged on the indebtedness due to the Majority Stockholder.

9. Stock Based Compensation

Options may be granted to Company employees, directors and consultants under various stock option plans. All options granted under the plans through December 31, 2004 have been at prices which have been equal to or greater than the fair market value of the Company’s common stock at the date of grant. At December 31, 2004, the Company had reserved 4,374,500 shares of Class A common stock for possible future issuance under its stock option plans. Option activity under the Company’s plans is summarized below:

	2004		2003

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,452,500	$1.41	1,897,500	$1.81
Options granted	—	—	—	—
Options forfeited	—	—	(445,000)	1.75

Outstanding at end of year	1,452,500	$1.41	1,452,500	$1.41

Options exercisable at year-end	1,452,500	$1.41	1,452,500	$1.41
Shares available for future grant	4,374,500		4,374,500

The following table summarizes information about stock options outstanding at December 31, 2004:

Exercise Price	Stock Options Outstanding			Stock Options Exercisable
	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$0.50	300,000	2.3	$0.50	300,000	$0.50

$1.00	240,000	5.9	$1.00	240,000	$1.00

$1.75	860,000	3.7	$1.75	860,000	$1.75

$3.00	52,500	5.2	$3.00	52,500	$3.00

$0.50 - $3.00	1,452,500	3.5	$1.41	1,452,500	$1.41

10. Loss Per Share

Options were not included in the computation of net loss per share and net loss per share attributable to common stockholders for the years ended December 31, 2004 and 2003 because their effect would have been anti-dilutive.

A reconciliation of net loss per share to net loss per share attributable to common stockholders is as follows:

	Year Ended December 31,
Numerator:	2004	2003

Net loss	$(470,729)	$(542,920)

Dividends (undeclared) on cumulative preferred stock	(217,000)	(217,000)

Numerator for basic and diluted loss per share - loss attributable	$(687,729)	$(759,920)
to common stockholders

Denominator:

Denominator for basic and diluted loss per share: Weighted	33,706,203	33,706,203
average shares

Basic and diluted loss per share	$(0.01)	$(0.02)

Basic and diluted loss per share attributable to common stockholders	$(0.02)	$(0.02)

11. Preferred Stock

The Certificate of Incorporation of the Company, as amended, authorizes the issuance of 25,000,000 shares of Preferred Stock, $.001 par value of which 2,500 shares have been designated as Series B 10% Cumulative Preferred Stock, $.001 par value, (the “Series B Preferred Stock”). The Series B Preferred Stock is nonvoting and nonconvertible. Dividends on the Series B Preferred Stock are cumulative and accrue at a rate of 10% per annum on the preferred stock’s stated value of $1,000 per share and must be paid before any dividends may be paid on any other class of common or preferred stock. No other class of common or preferred stock may be redeemed or repurchased nor may the Series B Preferred Stock be altered or modified without the approval of the holders of the Series B Preferred Stock. Effective November 15, 1999, the Company issued 2,170 shares of the Series B Preferred Stock to the majority shareholder in exchange for $2,170,000, which had previously been contributed to the Company. At December 31, 2004, dividends of $1,151,500 were accumulated on the Series B Preferred Stock. Such amount will be accrued and charged to retained earnings, if any, or additional paid-in capital when declared by the Company’s Board of Directors.

12. Class B Common Stock

The Company has 25,000 shares of Class B Common Stock outstanding. Such shares are held by an affiliate of the Company’s majority shareholder and enable the holder to elect a majority of the Board of Directors of the Company, otherwise the Class B Common Stock is identical to the Company’s Class A Common Stock.

13. Income Taxes

Significant components of the Company’s net deferred income taxes are as follows:

	Year Ended December 31,
	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$3,198,722	$3,031,172
Accruals	37,356	75,915
Stock -based compensation	29,991	29,999
Other	4,675	8,224

Deferred tax assets	3,270,744	3,145,310
Less valuation allowance	(3,270,744)	(3,145,310)

Net deferred tax assets	$—	$—

A reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate (benefit) follows:

	Year Ended December 31,
	2004	2003

U.S. Federal Statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	3.63	3.63
Change in valuation allowance	(26.65)	(53.60)
Non-deductible items	(0.01)	(0.01)
Other	(10.97)	15.98

	0.00%	0.00%

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of the evidence, both positive and negative, management has determined that a $3,270,744 valuation allowance at December 31, 2004 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $125,434. At December 31, 2004, the Company has available net operating loss carryforwards of approximately $8,500,000 of which approximately $1,078,000 expire from 2010 to 2012 with the remainder expiring during 2019 through 2023.

14. Valuation and Qualifying Accounts

A summary of the activity in the Company’s valuation and qualifying accounts is as follows:

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-off’s	Other Changes	Balance at End of Period
Deferred tax asset valuation allowance
Year ended December 31, 2003	$2,854,298	$291,012	—	—	$3,145,310
Year ended December 31, 2004	$3,145,310	$125,434	—	—	$3,270,744

15. Subsequent Event

On January 7, 2005, Healthology entered into a Stock Exchange and Merger Agreement with iVillage Inc., and the Company completed the disposition of its entire investment in Healthology on January 10, 2005 (Note 4). The Company received $3,050,880 in cash for the 3,050,880 shares of Healthology Series A Convertible Voting Preferred Stock, and 17,347 shares (aggregate fair market value of $99,745) of iVillage restricted common shares and $347,413 in cash for the 800,000 shares of Healthology common stock.