Form 10QSB
period 2005-03-31
LEAP TECHNOLOGY INC / DE
filed 2005-05-09
CIK 110027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

|X|	Quarterly Report Under to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

|_|	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-5667

Le@P Technology, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware (State of Incorporation)	65-0769296 (IRS Employer ID No.)

5601 N. Dixie Highway, Suite 411, Fort Lauderdale, FL 33334
(Address of principal executive offices)

(954) 771-1772
(Registrant’s telephone number)

(954) 928-0978
(Registrant’s fax number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes |X|     No |_|

Class A Common Stock, par value $0.20 per share, 33,681,203 outstanding as of April 30, 2005

Class B Common Stock, par value $0.20 per share, 25,000 shares outstanding as of April 30, 2005

Transitional Small Business Disclosure Format (check one): Yes |_|     No |X|

LE@P TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2005	December 31, 2004

Assets	(Unaudited)

Current assets:
Cash	$312,615	$23,088
Investment in certificate of deposit	3,000,000	—
Due from related party	3,250	3,250
Prepaid expenses and other current assets	57,448	31,917

Total current assets	3,373,313	58,255

Property and equipment, net	528,338	532,048
Investment in iVillage, Inc., available for sale	105,643	—
Other assets	700	700

Total assets	$4,007,994	$591,003

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(continued)

	March 31, 2005	December 31, 2004

	(Unaudited)
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$14,193	$13,205
Accrued professional fees	116,073	50,000
Accrued compensation and related liabilities	4,188	2,810
Short-term notes payable to related party	2,814,487	0
Short-term accrued interest payable to related party	138,580	324

Total current liabilities	3,087,521	66,339

Long-term notes payable to related party	562,500	3,376,987
Long-term accrued interest payable to related party	—	97,951
Total liabilities	3,650,021	3,541,277

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at March 31, 2005
(unaudited) and December 31, 2004	2,170,000	2,170,000
Class A common stock, $0.20 par value per share. Authorized
99,975,000 shares. 33,766,053 shares issued including shares held in treasury at March 31, 2005 (unaudited) and December 31,
2004	6,753,211	6,753,211
Class B common stock, $0.20 par value per share. Authorized, issued and outstanding 25,000 shares at March 31, 2005
(unaudited) and December 31, 2004	5,000	5,000
Additional paid-in capital	26,401,913	26,401,913
Accumulated deficit	(34,928,589)	(38,230,938)
Accumulated other comprehensive income	5,898	—
Treasury stock, at cost, 84,850 shares at March 31, 2005
(unaudited) and December 31, 2004	(49,460)	(49,460)

Total stockholders’ equity (deficit)	357,973	(2,950,274)

Total liabilities and stockholders’equity (deficit)	$4,007,994	$591,003

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,

	2005	2004

Revenue	$—	$—

Expenses:
Salaries and benefits	17,340	11,709
Professional fees	70,673	15,795
General and administrative	34,233	47,028

Total expenses	122,246	74,532

Other (income) expense:
Interest expense	49,907	32,350
Interest income	(12,961)	(19)
Gain on sale of investment in Healthology, Inc.	(3,461,541)	—

Net income (loss)	$3,302,349	$(106,863)

Net income (loss) attributable to common stockholders	$3,248,099	$(161,113)

Basic net income (loss) per share:
Net income (loss) per common share	$.10	$—

Net income (loss) attributable to common stockholders	$.09	$—

Diluted net income (loss) per share:
Net income (loss) per common share	$.09	$—

Net income (loss) attributable to common stockholders	$.09	$—

Basic weighted average shares outstanding	33,706,203	33,706,203

Diluted weighted average shares outstanding	35,158,703	33,706,203

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,

	2005	2004
Cash flows from operating activities:
Net income(loss)	$3,302,349	$(106,863)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	3,710	5,244
Gain on sale of investment in Healthology, Inc.	(3,461,541)	—
Changes in operating assets and liabilities:
Due from related party	—	17
Prepaid expenses and other current assets	(25,531)	18,684
Accounts payable and accrued expenses	988	6,213
Accrued interest payable to related party	40,305	16,721
Accrued compensation and related liabilities	1,378	(8,484)
Accrued professional fees	66,073	11,031

Net cash used in operating activities	(72,269)	(57,437)

Cash flows from investing activities:
Purchase of certificate of deposit	(3,000,000)	—
Net proceeds on sale of investment in Healthology, Inc.	361,796	—

Net cash provided by investing activities	361,796	—

Cash flows from financing activities:
Proceeds from notes payable to related party	—	53,627

Net cash provided by financing activities	—	53,627

Net change in cash	289,527	(3,810)
Cash at beginning of period	23,088	20,253

Cash at end of period	$312,615	$16,443

Schedule of noncash investing and financing activities
Gain on sale of investment	3,461,541	—
Less: Net amount received in cash	(3,398,293)	—

Amount received in form of iVillage, Inc. common stock	99,745	—

See notes to condensed consolidated financial statements

Le@P Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2005
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

On January 10, 2005, the Company disposed of its investment in Healthology, Inc. (“Healthology”), resulting in the receipt by the Company of more than $3,300,00 in cash plus 17,347 shares of restricted common stock of iVillage, Inc. (“iVillage”) In light of this increase in funds available for investment, on March 16th the Board of Directors of the Company determined to actively seek opportunities for the Company to make new investments or acquisitions (whether in health care, life sciences or other industries), but only in the form of controlling interests in the companies invested in or acquired or other types of investments which would not require the Company to register as an investment company pursuant to the Investment Company Act of 1940, as amended (the “’40 Act”).

Operating Losses and Cash Flow Deficiencies

The Company has experienced operating losses and deficiencies in operating cash flows. Until the Company has operations or other revenue generating activities to be self sufficient, the Company will remain dependent upon other sources of capital. In the past, such capital has come from the Company’s majority stockholder.

On September 30, 1999, the Company’s Chairman and majority stockholder agreed to provide Le@P, directly or through his affiliates (collectively, the “Majority Stockholder”), funding of up to $10,000,000 to be used to fund working capital requirements and future acquisitions, as approved by the Company’s Board of Directors (the “Funding Commitment”) and as further discussed in Note 4 herein. Through March 31, 2005, the Company received $8,475,000 of the Funding Commitment and working capital loans aggregating $2,814,487 from the Majority Stockholder. The loans are not part of the Funding Commitment. As of March 31, 2005, $1,525,000 was available to the Company pursuant to the Funding Commitment.

The Company anticipates that the balance of the Funding Commitment of its Majority Stockholder and the proceeds from the Healthology disposition will be sufficient to cover operating expenses through the fiscal year end.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Le@P Technology, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2004.

Consolidation

The accompanying condensed consolidated financial statements include the accounts of Le@P Technology, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Income Taxes

No provision for income taxes has been recorded due to the utilization of net operating loss carryforwards. The Company has recorded a full valuation allowance for any deferred tax assets that have resulted from its unused net operating loss carryforwards.

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

There were no options granted during the three months ended March 31, 2005 and 2004.

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

In the latter half of 2004, the Company participated in negotiations for a possible sale of Healthology to iVillage, which came to a successful conclusion in January 2005. On January 10, 2005, the Company completed the disposition of its entire investment in Healthology pursuant to: (i) a Stock Exchange and Merger Agreement dated as of January 7, 2005 among Healthology, iVillage, Virtue Acquisition Corporation and certain stockholders of Healthology, including the Company (the “Merger Agreement”) and (ii) a Stock Purchase Agreement, dated as of the same date (the “Stock Purchase Agreement”), between the Company and Steven Haimowitz (“Haimowitz”), the Chief Executive Officer and principal stockholder of Healthology. The Merger Agreement and the Stock Purchase Agreement provided for the acquisition by iVillage of all the outstanding capital stock of Healthology. Pursuant to the Merger agreement, the 3,050,880 shares of Healthology Preferred Stock held by the

Company were converted into $3,050,880 in cash. Pursuant to the Stock Purchase Agreement, the Company sold its 800,000 shares of Healthology common stock to Haimowitz, who, pursuant to the Merger Agreement, exchanged a portion of such Healthology common stock for 17,347 shares of iVillage restricted common stock and received $347,413 in cash for the remainder of such common stock. Haimowitz, as consideration for the sale of Healthology common stock pursuant to the Stock Purchase Agreement, paid the $347,413 in cash and transferred the 17,347 shares of iVillage restricted common stock (which were assigned an aggregate value of $99,745 (market value at the date of transaction)) to the Company.

4.	Funding Commitment

In connection with the Funding Commitment, through March 31, 2005, the Majority Stockholder had contributed $8,475,000 to the Company. Of this amount, approximately $4,544,000 was to fund the investment in Healthology and related transaction expenses, and the remaining balance was substantially used to fund operating expenses. In exchange for these contributions, the Company issued 1,614,284 shares of the Company’s Class A Common Stock at a purchase price of $5.25 per share. As of March 31, 2005, an additional $1,525,000 (the “Additional Funds”) was available to the Company pursuant to the Funding Commitment. On March 30, 2000, the Board of Directors of the Company and the Majority Stockholder agreed that all funds contributed pursuant to the Funding Commitment including such Additional Funds, represent a subscription for additional shares of the Company’s Class A Common Stock at $5.25 per share (an aggregate of 290,476 shares when the remaining $1,525,000 is contributed).

5.	Loans

Through March 31, 2005, the Company received loans in the amount of $2,814,487 from the Majority Stockholder. The proceeds of the loans were, and are, being used for working capital purposes. The loans are evidenced by unsecured promissory notes, which pay interest at the prime rate. Principal and interest on the loans are due and payable in one lump sum on the maturity date of March 15, 2006. The promissory notes are not part of the Funding Commitment.

Effective September 28, 2001, the Majority Stockholder sold land and buildings in Broward County, Florida to the Company in exchange for a note payable. The land and buildings have been recorded at fair value as determined by an independent third-party appraisal. The note payable consisted of a short-term promissory note in the amount of $37,500 due and paid on November 28, 2001 and a long-term note and mortgage in the amount of $562,500 (the “Long-Term Note”) due in one lump sum on September 28, 2006. The Long-Term Note bears interest at the rate of 7% per annum. All accrued but unpaid interest on the Long-Term Note was due September 28, 2004 with regular monthly interest payments to be made thereafter. The Company paid the accrued interest of $118,125 on October 12, 2004, and continues to pay the regular monthly interest payments.

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

7.	Earnings(Loss) Per Share

Basic and diluted earnings per share for the three months ended March 31, 2005 and 2004 is computed using the following information:

	Three Months Ended March 31,
	2005	2004

BASIC EARNINGS PER SHARE COMPUTATION:
NUMERATOR:
Net Income (loss)	$3,302,349	$(106,863)
Dividends (undeclared) on cumulative preferred stock	(54,250)	(54,250)

	$3,248,099	$(161,113)

DENOMINATOR:
Average number of common shares outstanding	33,706,203	33,706,203

DILUTED EARNINGS PER SHARE COMPUTATION:
NUMERATOR:
Net income (loss)	$3,302,349	$(106,863)
Dividends (undeclared) on cumulative preferred stock	(54,250)	(54,250)

	$3,248,099	$(161,113)

DENOMINATOR:
Average number of common shares outstanding	33,706,206	33,706,203
Incremental shares for assumed exercise of securities	1,452,500	(a)

Total shares	35,158,703	33,706,203

(a)	The weighted average shares of common stock outstanding are not adjusted for potential effects of the Company’s stock options because of their antidilutive effect.

8.	Related Party Transactions

The Majority Stockholder, directly or indirectly, owns a number of real estate entities with which the Company has done or currently does business. At March 31, 2005, the Company was renting administrative office space on a month-to-month basis from one such real estate entity.

As of March 31, 2005, the Company had received working capital loans of $2,814,487 from the Majority Stockholder. The working capital loans are evidenced by the promissory notes which are unsecured, bear interest at the prime rate, and interest and principal are due in one lump-sum payment on May 15, 2006. None of the promissory notes are part of the Funding Commitment.

Effective September 28, 2001, the Majority Stockholder sold land and buildings in Broward County (the “Parkson Property”), Florida to the Company in exchange for a note payable. The note payable consisted of a short-term promissory note in the amount of $37,500 due and paid on November 28, 2001 and a long-term note and mortgage in the amount of $562,500 due in one lump sum on September 28, 2006. The remaining note bears interest at the rate of 7% per annum. All accrued but unpaid interest on the long-term note was due and paid September 28, 2004 with regular monthly interest payments to be made thereafter.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Business Strategy

On January 10, 2005, the Company disposed of its investment in Healthology, resulting in the receipt by the Company of more than $3,300,000 in cash plus 17,347 shares of restricted common stock of iVillage, Inc. In light of this increase in funds available for investment, on March 16th the Board of Directors of the Company determined to actively seek opportunities for the Company to make new investments or acquisitions (whether in health care, life sciences or other industries), but only in the form of controlling interests in the companies invested in or acquired or other types of investments which would not cause the Company to be required to register as an investment company pursuant to the Investment Company Act of 1940 (the “’40 Act”).

The Company may also make other acquisitions or investments outside of its normal business plan in order to achieve other objectives, including avoidance of regulation as an investment company under the ‘40 Act.

At the present time, the Company intends to continue as a reporting company under the Securities Exchange Act of 1934, as amended, and, consequently, intends to make all requisite filings, including an Annual Report on Form 10-KSB and Quarterly Reports on Form 10-QSB.

Competition

Le@P operates in a highly competitive, rapidly evolving business environment for the identification of prospects for future acquisition or investment. Competitors include a wide variety of companies, investment funds and other organizations, many with greater financial and technical resources than

Le@P. Competitors for acquisition or investment include public and private venture capital firms and private equity funds, mutual funds and private individuals.

Company Liquidity and Cash Requirements

Since the fourth quarter of 1999, the Company has funded its operations and its investments in its Partner Companies through proceeds from its Majority Stockholder pursuant to the Funding Commitment of $10,000,000 described in Note 4 of the accompanying 2004 Consolidated Financial Statements, and certain other working capital loans. Through March 31, 2005, the Company had received $8,475,000 of the Funding Commitment. On January 10, 2005, the Company received cash proceeds in excess of $3,300,000 from the disposition of its investment in Healthology.

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

Through March 31, 2005, the Company had received loans of $2,814,487 from the Majority Stockholder. The proceeds of the loans were used for working capital purposes. These loans are evidenced by unsecured notes, bearing interest at the prime rate, and interest and principal are due in one lump sum on March 15, 2006. These notes are separate from the $10 million Funding Commitment.

Because the Company does not have any active business operations to generate cash flow funding for operations once the Funding Commitment and funds received from the disposition of Healthology are exhausted and/or the working capital loans mature, the Company will need to raise additional cash. Any financing activities by the Company could result in substantial dilution of existing equity positions and/or increased interest expense. Transaction costs to the Company in connection with any such activities may also be significant.

Changes in Financial Condition and Results of Operations

The discussion below relates to material changes in financial condition during the three-month period ended March 31, 2005 compared with December 31, 2004 and to material changes in results of operations when comparing the three month period ended March 31, 2005 to the same period of the previous year. All amounts in the discussion below are approximate.

Total assets as of March 31, 2005 reflect an increase of approximately $3,400,000 to approximately $4,000,000 compared to December 31, 2004. The increase was primarily due to the approximately $3,300,000 cash proceeds and approximately $100,000 in restricted iVillage, Inc. common stock received from the Healthology sale.

Total liabilities as of March 31, 2005 increased by approximately $109,000 to approximately $3.6 million. The increase was primarily due to an increase of accrued professional fees of approximately $66,000 and an increase of accrued interest payable of approximately $41,000.

The Company’s net income increased for the three-month period ended March 31, 2005 compared to the net loss of the same period of 2004 was due to the gain on the Healthology sale of approximately $3,400,000. Total expenses increased by approximately $50,000 due to an increase in legal fees associated with change in corporate counsel.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s Audit Committee and management, including the Acting Principal Executive Officer and Acting Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005. Based on that evaluation, the Company’s Audit Committee and management, including the Acting Principal Executive Officer and Acting Principal

Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

Changes in Internal Controls

There have been no changes in the Company’s internal controls over financial reporting that are reasonably likely to materially affect our internal controls in the current fiscal quarter presented.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 of the Company’s March 31, 2005 condensed consolidated financial statements included in Part I, Item 1 of this Form 10-QSB.

Item 4. Submission of Matters to a Vote of Security Holders

The Company is holding an Annual Meeting of Stockholders on May 18, 2005. The meeting is being held to elect the Company’s directors to serve until the 2006 Annual Meeting, and to ratify independent accountants for the fiscal year ending December 31, 2005.

Item 6. Exhibits and Reports on Form 8-K

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

Form 8-K filed January 12, 2005 relating to an item 2.01 event dated January 7, 2005.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 6, 2005	LE@P TECHNOLOGY, INC.

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