Form 10QSB
period 2005-06-30
LEAP TECHNOLOGY INC / DE
filed 2005-08-12
CIK 110027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

|X|	Quarterly Report Under to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

|_|	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-5667

Le@P Technology, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware (State of Incorporation)	65-0769296 (IRS Employer ID No.)

5601 N. Dixie Highway, Suite 411, Fort Lauderdale, FL 33334
(Address of principal executive offices)

(954) 771-1772
(Registrant’s telephone number)

(954) 928-0978
(Registrant’s fax number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes |X| No |_|

Class A Common Stock, par value $0.20 per share, 33,681,203 outstanding as of July 29, 2005

Class B Common Stock, par value $0.20 per share, 25,000 shares outstanding as of July 29, 2005

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

LE@P TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-QSB

INDEX

PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2005	December 31, 2004

Assets	(Unaudited)

Current assets:
Cash	$147,590	$23,088
Investment in certificate of deposit	3,000,000	—
Due from related party	20,125	3,250
Prepaid expenses and other current assets	64,308	31,917

Total current assets	3,232,023	58,255

Property and equipment, net	524,596	532,048
Investment in iVillage, Inc.	103,735	—
Other assets	700	700

Total assets	$3,861,054	$591,003

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(continued)

	June 30, 2005	December 31, 2004
	(Unaudited)
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$20,496	$13,205
Accrued professional fees	59,750	50,000
Accrued compensation and related liabilities	2,169	2,810
Short-term notes payable to related party	2,814,487	0
Short-term accrued interest payable to related party	182,816	324
Total current liabilities	3,079,718	66,339
Long-term notes payable to related party	562,500	3,376,987
Long-term accrued interest payable to related party	—	97,951

Total liabilities	3,642,218	3,541,277

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at June 30, 2005
(unaudited) and December 31, 2004	2,170,000	2,170,000
Class A common stock, $0.20 par value per share. Authorized
99,975,000 shares. 33,766,053 shares issued including shares held
in treasury at June 30, 2005 (unaudited) and December 31, 2004	6,753,211	6,753,211
Class B common stock, $0.20 par value per share. Authorized, issued and outstanding 25,000 shares at June 30, 2005 (unaudited)
and December 31, 2004	5,000	5,000
Additional paid-in capital	26,401,913	26,401,913
Accumulated deficit	(35,065,817)	(38,230,938)
Accumulated other comprehensive income	3,989	—
Treasury stock, at cost, 84,850 shares at June 30, 2005 (unaudited)
and December 31, 2004	(49,460)	(49,460)
Total stockholders’ equity (deficit)	218,836	(2,950,274)
Total liabilities and stockholders’equity (deficit)	$3,861,054	$591,003

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Revenue	$—	$—	$—	$—

Expenses:
Salaries and benefits	12,627	6,956	29,966	18,666
Professional fees	41,856	37,791	112,528	53,585
General and administrative	51,006	51,096	85,542	98,127

Total expenses	105,489	95,843	228,036	170,378

Other (income) expense:
Interest expense	54,161	35,078	104,067	67,429
Interest income	(22,722)	(44)	(35,683)	(64)
Gain on sale of investment in Healthology, Inc.	—	—	(3,461,541)	—

Net income (loss)	$(137,230)	$(130,877)	$3,165,121	$(237,743)

Net income (loss) attributable to common stockholders	$(191,480)	$(185,127)	$3,056,621	$(346,243)

Basic net income (loss) per share:

Net income (loss) per common share	$.00	$(0.01)	$0.09	$(0.01)

Net income (loss) attributable to common stockholders	$(0.01)	$(0.01)	$0.09	$(0.01)

Diluted net income (loss) per share:

Net income (loss) per common share	$(0.01)	$(0.01)	$0.09	$(0.01)

Net income (loss) attributable to common stockholders	$(0.01)	$(0.01)	$0.09	$0.01)

Basic weighted average shares outstanding	33,706,203	33,706,203	33,706,203	33,706,203

Diluted weighted average shares outstanding	35,158,703	33,706,203	35,158,703	33,706,203

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,

	2005	2004

Cash flows from operating activities:
Net income(loss)	$3,165,121	$(237,743)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	7,452	11,137
Gain on sale of investment in Healthology, Inc.	(3,461,541)	—
Changes in operating assets and liabilities:
Due from related party	(16,875)	4,000
Prepaid expenses and other current assets	(32,391)	(32,998)
Accounts payable and accrued expenses	7,290	11,247
Accrued interest payable to related party	84,541	(46,348)
Accrued compensation and related liabilities	(641)	(6,810)
Accrued professional fees	9,750	7,036

Net cash used in operating activities	(237,294)	(290,479)

Cash flows from investing activities:
Purchase of certificate of deposit	(3,000,000)	—
Net proceeds on sale of investment in Healthology, Inc.	3,361,796	—

Net cash provided by investing activities	361,796	—

Cash flows from financing activities:
Proceeds from notes payable to related party	—	277,776

Net cash provided by financing activities	—	277,776

Net change in cash	124,502	(12,703)
Cash at beginning of period	23,088	20,253

Cash at end of period	$147,590	$7,550

Schedule of noncash investing and financing activities:
Gain on sale of investment	$3,461,541	—
Less: Net amount received in cash	(3,361,796)	—

Amount received in form of iVillage, Inc. common stock	$99,745	—

See notes to condensed consolidated financial statements

Le@P Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2005
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

On January 10, 2005, the Company disposed of its investment in Healthology, Inc. (“Healthology”), resulting in the receipt by the Company of more than $3,300,000 in cash plus 17,347 shares of restricted common stock of iVillage, Inc. (“iVillage”). In light of this increase in funds available for investment, on March 16th the Board of Directors of the Company determined to actively seek opportunities for the Company to make new investments or acquisitions (whether in health care, life sciences or other industries), but only in the form of controlling interests in the companies invested in or acquired or other types of investments which would not require the Company to register as an investment company pursuant to the Investment Company Act of 1940, as amended (the “‘40 Act”).

Operating Losses and Cash Flow Deficiencies

The Company has experienced operating losses and deficiencies in operating cash flows. Until the Company has operations or other revenue generating activities to be self sufficient, the Company will remain dependent upon other sources of capital. In the past, such capital has come from the Company’s majority stockholder.

On September 30, 1999, the Company’s Chairman and majority stockholder agreed to provide Le@P, directly or through his affiliates (collectively, the “Majority Stockholder”), funding of up to $10,000,000 to be used to fund working capital requirements and future acquisitions, as approved by the Company’s Board of Directors (the “Funding Commitment”) and as further discussed in Note 4 herein. Through June 30, 2005, the Company received $8,475,000 of the Funding Commitment and working capital loans aggregating $2,814,487 from the Majority Stockholder. The loans are not part of the Funding Commitment. As of June 30, 2005, $1,525,000 was available to the Company pursuant to the Funding Commitment.

The Company anticipates that the balance of the Funding Commitment of its Majority Stockholder and the proceeds from the Healthology disposition will be sufficient to cover operating expenses through the fiscal year end.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included. Operating results for the three and six months period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Income Taxes

No provision for income taxes has been recorded due to the utilization of net operating loss carryforwards. The Company has recorded a full valuation allowance for any deferred tax assets that have resulted from unused net operating loss carryforwards.

Stock Based Compensation

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure.” FASB Statement No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FASB Statement No. 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company applies APB No. 25 (accounting for stock issued to employees) and related interpretations in accounting for stock options granted to employees. There was no pro forma effect on outstanding options if compensation cost had been recognized consistent with FASB statement No. 123.

There were no options granted during the three and six months ended June 30, 2005 and 2004.

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

Healthology, Inc.

On March 27, 2000, the Company purchased an approximate 21% interest in the issued shares of Healthology (such interests have been computed on an as-converted basis). Healthology is a privately held, health-media company based in New York, NY, that produces and distributes original healthcare content generated by health professionals. The Company acquired approximately 3,200,000 shares of Healthology Series A Convertible Voting Preferred Stock (“Healthology Preferred Shares”) at a total cost of approximately $3,500,000. The Company obtained the funds for the Healthology acquisition through a capital contribution from its Majority Stockholder pursuant to the Funding Commitment described in Note 4 herein.

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

In the latter half of 2004, the Company participated in negotiations for a possible sale of Healthology to iVillage, which came to a successful conclusion in January 2005. On January 10, 2005, the Company completed the disposition of its entire investment in Healthology pursuant to: (i) a Stock Exchange and Merger Agreement dated as of January 7, 2005 among Healthology, iVillage, Virtue Acquisition Corporation and certain stockholders of Healthology, including the Company (the “Merger Agreement”) and (ii) a Stock Purchase Agreement, dated as of the same date (the “Stock Purchase Agreement”), between the Company and Steven Haimowitz (“Haimowitz”), the Chief Executive Officer and principal stockholder of Healthology. The Merger Agreement and the Stock Purchase Agreement provided for the acquisition by iVillage of all the outstanding capital stock of Healthology. Pursuant to the Merger agreement, the 3,050,880 shares of Healthology Preferred Stock held by the

Company were converted into $3,050,880 in cash. Pursuant to the Stock Purchase Agreement, the Company sold its 800,000 shares of Healthology common stock to Haimowitz, who, pursuant to the Merger Agreement, exchanged a portion of such Healthology common stock for 17,347 shares of iVillage restricted common stock and received $347,413 in cash for the remainder of such common stock. Haimowitz, as consideration for the sale of Healthology common stock pursuant to the Stock Purchase Agreement, paid the $347,413 in cash and transferred the 17,347 shares of iVillage restricted common stock (which were assigned an aggregate value of $99,745 market value at the date of transaction) to the Company.

4.	Funding Commitment

In connection with the Funding Commitment, through June 30, 2005, the Majority Stockholder had contributed $8,475,000 to the Company. Of this amount, approximately $4,544,000 was to fund the investment in Healthology and related transaction expenses, and the remaining balance was substantially used to fund operating expenses. In exchange for these contributions, the Company issued 1,614,284 shares of the Company’s Class A Common Stock at a purchase price of $5.25 per share. As of June 30, 2005, an additional $1,525,000 (the “Additional Funds”) was available to the Company pursuant to the Funding Commitment. On March 30, 2000, the Board of Directors of the Company and the Majority Stockholder agreed that all funds contributed pursuant to the Funding Commitment including such Additional Funds, represent a subscription for additional shares of the Company’s Class A Common Stock at $5.25 per share (an aggregate of 290,476 shares when the remaining $1,525,000 is contributed).

5.	Loans

Through June 30, 2005, the Company received loans in the amount of $2,814,487 from the Majority Stockholder. The proceeds of the loans were, and are, being used for working capital purposes. The loans are evidenced by unsecured promissory notes, which pay interest at the prime rate. Principal and interest on the loans are due and payable in one lump sum on the maturity date of March 15, 2006. The promissory notes are not part of the Funding Commitment.

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

7.	Earnings(Loss) Per Share

Basic and diluted earnings per share for the six and three months ended June 30, 2005 and 2004 is computed using the following information:

	Six Months Ended June 30,
	2005	2004

BASIC EARNINGS PER SHARE COMPUTATION:
NUMERATOR:
Net Income (loss)	$3,165,121	$(237,743)
Dividends (undeclared) on cumulative preferred stock	(108,500)	(108,500)

	$3,056,621	$(346,243)

DENOMINATOR:
Average number of common shares outstanding	33,706,203	33,706,203

DILUTED EARNINGS PER SHARE COMPUTATION:
NUMERATOR:
Net income (loss)	$3,165,121	$(237,743)
Dividends (undeclared) on cumulative preferred stock	(108,500)	(108,500)

	$3,056,621	$(346,243)

DENOMINATOR:
Average number of common shares outstanding	33,706,203	33,706,203
Incremental shares for assumed exercise of securities	1,452,500	(a)

Total shares	35,158,703	33,706,203

(a)	The weighted average shares of common stock outstanding are not adjusted for potential effects of the Company’s stock options because of their antidilutive effect.

	Three Months Ended June 30,
	2005	2004

BASIC EARNINGS PER SHARE COMPUTATION:
NUMERATOR:
Net Income (loss)	$(137,230)	$(130,877)
Dividends (undeclared) on cumulative preferred stock	(54,250)	(54,250)

	$(191,480)	$(185,127)

DENOMINATOR:
Average number of common shares outstanding	33,706,203	33,706,203

DILUTED EARNINGS PER SHARE COMPUTATION:
NUMERATOR:
Net income (loss)	$(137,230)	$(130,877)
Dividends (undeclared) on cumulative preferred stock	(54,250)	(54,250)

	$(191,480)	$(185,127)

DENOMINATOR:
Average number of common shares outstanding	33,706,203	33,706,203
Incremental shares for assumed exercise of securities	(a)	(a)

Total shares	33,706,203	33,706,203

(a)	The weighted average shares of common stock outstanding are not adjusted for potential effects of the Company’s stock options because of their anti-dilutive effect.

8.	Related Party Transactions

The Majority Stockholder, directly or indirectly, owns a number of real estate entities with which the Company has done or currently does business. At June 30, 2005, the Company was renting administrative office space on a month-to-month basis from one such real estate entity.

As of June 30, 2005, the Company had received working capital loans of $2,814,487 from the Majority Stockholder. The working capital loans are evidenced by the promissory notes which are unsecured, bear interest at the prime rate, and interest and principal are due in one lump-sum payment on May 15, 2006. None of the promissory notes are part of the Funding Commitment.

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

9.	Subsequent Events

Subsequent to June 30, 2005, the Company entered into a lease agreement to lease the Parkson Property to an unrelated party. The lease is dated July 1, 2005 and runs for a term of two years with an option for one additional year. The annual rent for the first year is $36,000, with increases of $1,800 per annum for the following two years.

    Item 2. Management’s Discussion and Analysis or Plan of Operation

Business Strategy

On January 10, 2005, the Company disposed of its investment in Healthology, resulting in the receipt by the Company of more than $3,300,000 in cash plus 17,347 shares of restricted common stock of iVillage, Inc. In light of this increase in funds available for investment, on March 16th the Board of Directors of the Company determined to actively seek opportunities for the Company to make new investments or acquisitions (whether in health care, life sciences or other industries), but only in the form of controlling interests in the companies invested in or acquired or other types of investments which would not cause the Company to be required to register as an investment company pursuant to the Investment Company Act of 1940 (the “‘40 Act”).

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

Company Liquidity and Cash Requirements

Since the fourth quarter of 1999, the Company has funded its operations and its investments in its Partner Companies through proceeds from its Majority Stockholder pursuant to the Funding Commitment of $10,000,000 described in Note 4 of the accompanying Condensed Consolidated Financial Statements, and certain other working capital loans. Through June 30, 2005, the Company had received $8,475,000 of the Funding Commitment. On January 10, 2005, the Company received cash proceeds in excess of $3,300,000 from the disposition of its investment in Healthology.

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

Through June 30, 2005, the Company had received loans of $2,814,487 from the Majority Stockholder. The proceeds of the loans were used for working capital purposes. These loans are evidenced by unsecured notes, bearing interest at the prime rate, and interest and principal are due in one lump sum on May 15, 2006. These notes are separate from the $10 million Funding Commitment.

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

Changes in Financial Condition and Results of Operations

The discussion below relates to material changes in financial condition during the six-month period ended June 30, 2005 compared with December 31, 2004 and to material changes in results of operations when comparing the three and six month periods ended June 30, 2005 to the same periods of the previous year. All amounts in the discussion below are approximate.

Total assets as of June 30, 2005 reflect an increase of approximately $3.3 million to approximately $3.8 million compared to December 31, 2004. The increase was primarily due to the approximately $3,300,000 cash proceeds and approximately $100,000 in restricted iVillage, Inc. common stock received from the Healthology sale.

Total liabilities as of June 30, 2005 increased by approximately $101,000 to approximately $3.6 million. The increase was primarily due to an increase of accrued interest payable of approximately $85,000 and an increase of accrued professional fees of approximately $10,000.

The Company’s net income increased for the six-month period ended June 30, 2005 compared to the net loss of the same period of 2004 due to the gain on the Healthology sale of approximately $3,400,000. Total expenses increased by approximately $60,000 due to an increase in legal fees associated with a change in corporate counsel.

The Company’s net loss increased for the three-month period ended June 30, 2005 compared to the net loss for the same period of 2004 primarily due to an increase of interest expense on the outstanding notes of approximately $19,000.

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

    Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s Audit Committee and management, including the Acting Principal Executive Officer and Acting Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the Company’s Audit Committee and management, including the Acting Principal Executive Officer and Acting Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005.

Changes in Internal Controls

There have been no changes in the Company’s internal controls over financial reporting that are reasonably likely to materially affect our internal controls over our financial reporting in the current fiscal quarter presented.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 of the Company’s June 30, 2005 condensed consolidated financial statements included in Part I, Item 1 of this Form 10-QSB.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held an Annual Meeting of Stockholders on May 18, 2005. The meeting was held to elect the Company’s directors to serve until the 2006 Annual Meeting, and to ratify independent accountants for the fiscal year ending December 31, 2005.

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

Dated: August 10, 2005	LE@P TECHNOLOGY, INC.

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