Form 10QSB
period 2005-09-30
LEAP TECHNOLOGY INC / DE
filed 2005-10-21
CIK 110027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_________________________

FORM 10-QSB

☒	Quarterly Report Under to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

_________________________

Commission file number 0-5667

Le@P Technology, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	5-0769296
(State of Incorporation)	(IRS Employer ID No.)

5601 N. Dixie Highway, Suite 411, Fort Lauderdale, FL 33334

(Address of principal executive offices)

(954) 771-1772

(Registrant’s telephone number)

(954) 928-0978

(Registrant’s fax number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes (X) No ( )

Class A Common Stock, par value $0.20 per share, 33,681,203 outstanding as of October 17, 2005

Class B Common Stock, par value $0.20 per share, 25,000 shares outstanding as of October 17, 2005

Transitional Small Business Disclosure Format (check one): Yes ( )  No (X)

LE@P TECHNOLOGY, INC. AND SUBSIDIARIES

FORM 10-QSB

PART	I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
Assets	(Unaudited)
Current assets:
Cash	$104,762	$23,088
Investment in certificate of deposit	3,000,000	—
Accrued interest receivable	51,993	—
Due from related party	18,291	3,250
Prepaid expenses and other current assets	23,907	31,917
Total current assets	3,198,953	58,255

Property and equipment, net	520,859	532,048
Investment in iVillage, Inc.	125,939	—
Other assets	700	700

Total assets	$3,846,451	$591,003

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(continued)

	September 30, 2005	December 31, 2004
	(Unaudited)
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$24,072	$13,205
Accrued professional fees	47,625	50,000
Accrued compensation and related liabilities	5,394	2,810
Short-term notes payable to related party	2,814,487	—
Short-term accrued interest payable to related party	232,060	324
Total current liabilities	3,123,638	66,339

Long-term notes payable to related party	562,500	3,376,987
Long-term accrued interest payable to related party	—	97,951
Total liabilities	3,686,138	3,541,277

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at September 30, 2005 (unaudited) and December 31, 2004.	2,170,000	2,170,000
Class A common stock, $0.20 par value per share. Authorized 99,975,000 shares. 33,766,053 shares issued including shares held in treasury at September 30, 2005 (unaudited) and December 31, 2004.	6,753,211	6,753,211
Class B common stock, $0.20 par value per share. Authorized, issued and outstanding 25,000 shares at September 30, 2005 (unaudited) and December 31, 2004.	5,000	5,000
Additional paid-in capital	26,401,913	26,401,913
Accumulated deficit	(35,146,545)	(38,230,938)
Accumulated other comprehensive income	26,194	—
Treasury stock, at cost, 84,850 shares at September 30, 2005 (unaudited) and December 31, 2004.	(49,460)	(49,460)
Total stockholders’ equity (deficit)	160,313	(2,950,274)
Total liabilities and stockholders’equity (deficit)	$3,846,451	$591,003

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$—	$—	$—		$—

Expenses:
Salaries and benefits	16,646	9,012	46,612		27,678
Professional fees	(7,368)	9,891	105,158		63,476
General and administrative	36,294	52,176	126,529		150,302

Total expenses	45,572	71,079	278,299		241,456

Other (income) expense:
Interest expense	59,276	40,470	163,344		107,898
Interest and other income	(25,176)	(20)	(64,496)		(84)
Gain on sale of investment in Healthology,Inc	—	—	(3,461,541)		—

Net income (loss)	$(79,672)	$(111,529)	$3,084,394		$(349,270)

Net income (loss) attributable to common
stockholders	$(133,922)	$(165,779)	$2,921,644		$(512,020)

Basic net income (loss) per share:

Net net income (loss) per share:	$—	$—	$0.09		$(0.01)

Net income (loss) attributable to common
stockholders	$—	$(0.01)	$0.09		$(0.01)

Diluted net income (loss) per share:

Net income (loss) per common share	$—	$(0.01)	$0.09		$(0.01)

Net income (loss) attributable to common stockholders	$—	$(0.01)	$0.08	$	(0.01)

Basic weighted average shares outstanding	33,706,203	33,706,203	33,706,203		33,706,203

Diluted weighted average shares outstanding	35,158,703	33,706,203	35,158,703		33,706,203

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$3,084,394	$(349,270)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	11,188	14,562
Gain on sale of investment in Healthology, Inc.	(3,461,541)	—
Changes in operating assets and liabilities:
Accrued interest receivable	51,993	—
Due from related party	(15,041)	4,068
Prepaid expenses and other current assets	8,010	(18,491)
Accounts payable and accrued expenses	10,867	21,327
Accrued interest payable to related party	133,785	(5,878)
Accrued compensation and related liabilities	2,584	(9,338)
Accrued professional fees	(2,375)	(1,934)
Net cash used in operating activities	(280,122)	(344,954)

Cash flows from investing activities:
Purchase of certificate of deposit	(3,000,000)	—
Net proceeds on sale of investment in Healthology, Inc.	3,361,796	—
Net cash provided by investing activities	361,796	—
Cash flows from financing activities:
Proceeds from notes payable to related party	—	335,776
Net cash provided by financing activities	—	335,776

Net change in cash	81,674	(9,178)
Cash at beginning of period	23,088	20,253
Cash at end of period	$104,762	$11,075

Schedule of noncash investing and financing activities:
Gain on sale of investment	$3,461,541	—
Less: Net amount received in cash	(3,361,796)	—
Amount received in form of iVillage, Inc. common stock	$99,745	—

See notes to condensed consolidated financial statements

Le@P Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2005

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

On September 30, 1999, the Company’s Chairman and majority stockholder agreed to provide Le@P, directly or through his affiliates (collectively, the “Majority Stockholder”), funding of up to $10,000,000 to be used to fund working capital requirements and future acquisitions, as approved by the Company’s Board of Directors (the “Funding Commitment”) and as further discussed in Note 4 herein. Through September 30, 2005, the Company received $8,475,000 of the Funding Commitment and working capital loans aggregating $2,814,487 from the Majority Stockholder. The loans are not part of the Funding Commitment. As of September 30, 2005, $1,525,000 was available to the Company pursuant to the Funding Commitment.

The Company anticipates that the balance of the Funding Commitment of its Majority Stockholder and the proceeds from the Healthology disposition will be sufficient to cover operating expenses through the fiscal year end.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

The Company applies APB No. 25 (accounting for stock issued to employees) and related interpretations in accounting for stock options granted to employees. There was no pro forma effect on net income from the outstanding options if compensation cost had been recognized consistent with FASB statement No. 123.

There were no options granted during the three and nine months ended September 30, 2005 and 2004.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

In connection with the Funding Commitment, through September 30, 2005, the Majority Stockholder had contributed $8,475,000 to the Company. Of this amount, approximately $4,544,000 was to fund the investment in Healthology and related transaction expenses, and the remaining balance was substantially used to fund operating expenses. In exchange for these contributions, the Company issued 1,614,284 shares of the Company’s Class A Common Stock at a purchase price of $5.25 per share. As of September 30, 2005, an additional $1,525,000 (the “Additional Funds”) was available to the Company pursuant to the Funding Commitment. On March 30, 2000, the Board of Directors of the Company and the Majority Stockholder agreed that all funds contributed pursuant to the Funding Commitment including such Additional Funds, represent a subscription for additional shares of the Company’s Class A Common Stock at $5.25 per share (an aggregate of 290,476 shares when the remaining $1,525,000 is contributed).

5.	Loans

Through September 30, 2005, the Company received loans in the amount of $2,814,487 from the Majority Stockholder. The proceeds of the loans were, and are, being used for working capital purposes. The loans are evidenced by unsecured promissory notes, which pay interest at the prime rate. Principal and interest on the loans are due and payable in one lump sum on the maturity date of March 15, 2006. The promissory notes are not part of the Funding Commitment.

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

7.	Earnings (Loss) Per Share

Basic and diluted earnings per share for the nine and three months ended September 30, 2005 and 2004 is computed using the following information:

	Nine Months Ended September 30,
	2005	2004
BASIC EARNINGS PER SHARE COMPUTATION:
NUMERATOR:
Net income (loss)	$3,084,394	$(349,270)
Dividends (undeclared) on cumulative preferred stock	(162,750)	(162,750)
	$2,921,644	$(512,020)

DENOMINATOR:
Average number of common shares outstanding	33,706,203	33,706,203

DILUTED EARNINGS PER SHARE COMPUTATION:
NUMERATOR:
Net income (loss)	$3,084,394	$(349,270)
Dividends (undeclared) on cumulative preferred stock	(162,750)	(162,750)
	$2,921,644	$(512,020)

DENOMINATOR:
Average number of common shares outstanding	33,706,203	33,706,203
Incremental shares for assumed exercise of securities	1,452,500	(a)

Total shares	35,158,703	33,706,203

(a)	The weighted average shares of common stock outstanding are not adjusted for potential effects of the Company’s stock options because of their antidilutive effect.

	Three Months Ended September 30,
	2005	2004
BASIC EARNINGS PER SHARE COMPUTATION:
NUMERATOR:
Net Income (loss)	$(79,672)	$(111,529)
Dividends (undeclared) on cumulative preferred stock	(54,250)	(54,250)
	$(133,922)	$(165,779)

DENOMINATOR:
Average number of common shares outstanding	33,706,203	33,706,203

DILUTED EARNINGS PER SHARE COMPUTATION:
NUMERATOR:
Net income (loss)	$(79,672)	$(111,529)
Dividends (undeclared) on cumulative preferred stock	(54,250)	(54,250)
	$(133,922)	$(165,779)

DENOMINATOR:
Average number of common shares outstanding	33,706,203	33,706,203
Incremental shares for assumed exercise of securities	(a)	(a)

Total shares	33,706,203	33,706,203

(a)	The weighted average shares of common stock outstanding are not adjusted for potential effects of the Company’s stock options because of their anti-dilutive effect.

8.	Related Party Transactions

The Majority Stockholder, directly or indirectly, owns a number of real estate entities with which the Company has done or currently does business. At September 30, 2005, the Company was renting administrative office space on a month-to-month basis from one such real estate entity.

As of September 30, 2005, the Company had received working capital loans of $2,814,487 from the Majority Stockholder. The working capital loans are evidenced by the promissory notes which are unsecured, bear interest at the prime rate, and interest and principal are due in one lump-sum payment on May 15, 2006. None of the promissory notes are part of the Funding Commitment.

Effective September 28, 2001, the Majority Stockholder sold land and buildings in Broward County (the “Parkson Property”), Florida to the Company in exchange for a note payable. The note payable consisted of a short-term promissory note in the amount of $37,500 due and paid on November 28, 2001 and a long-term note and mortgage in the amount of $562,500 due in one lump sum on September 28, 2006. The remaining note bears interest at the rate of 7% per annum. All accrued but unpaid interest on the long-term note was due and paid October 12, 2004 with regular monthly interest payments to be made thereafter.

9.	Subsequent Events

None

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

Company Liquidity and Cash Requirements

Since the fourth quarter of 1999, the Company has funded its operations and its investments in its Partner Companies through proceeds from its Majority Stockholder pursuant to the Funding Commitment of $10,000,000 described in Note 4 of the accompanying Condensed Consolidated Financial Statements, and certain other working capital loans. Through September 30, 2005, the Company had received $8,475,000 of the Funding Commitment. On January 10, 2005, the Company received cash proceeds in excess of $3,300,000 from the disposition of its investment in Healthology.

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

Through September 30, 2005, the Company had received loans of $2,814,487 from the Majority Stockholder. The proceeds of the loans were used for working capital purposes. These loans are evidenced by unsecured notes, bearing interest at the prime rate, and interest and principal are due in one lump sum on March 15, 2006. These notes are separate from the $10 million Funding Commitment.

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

Changes in Financial Condition and Results of Operations

The discussion below relates to material changes in financial condition during the nine-month period ended September 30, 2005 compared with December 31, 2004 and to material changes in results of operations when comparing the three and nine month periods ended September 30, 2005 to the same periods of the previous year. All amounts in the discussion below are approximate.

Total assets as of September 30, 2005 reflect an increase of approximately $3.3 million to approximately $3.8 million compared to December 31, 2004. The increase was primarily due to the approximately $3,300,000 cash proceeds and approximately $100,000 in restricted iVillage, Inc. common stock received from the Healthology sale.

Total liabilities as of September 30, 2005 increased by approximately $145,000 to approximately $3.7 million. The increase was primarily due to an increase of accrued interest payable of approximately $134,000 and an increase of accounts payable and accrued expenses of approximately $11,000.

The Company’s net income increased for the nine-month period ended September 30, 2005 compared to the net loss of the same period of 2004 due to the gain on the Healthology sale of approximately $3,400,000. Total expenses increased by approximately $37,000 due to an increase in legal fees associated with a change in corporate counsel.

The Company’s net loss decreased for the three-month period ended September 30, 2005 compared to the net loss for the same period of 2004 primarily due to an increase of interest income on the proceeds of the Healthology sale and a decrease in legal fees due to over-accruals in prior periods resulting in adjustment in the quarter ended September 30, 2005.

Forward-Looking Information

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s Audit Committee and management, including the Acting Principal Executive Officer and Acting Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the Company’s Audit Committee and management, including the Acting Principal Executive Officer and Acting Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.

Changes in Internal Controls

There have been no changes in the Company’s internal controls over financial reporting that are reasonably likely to materially affect our internal controls over our financial reporting in the current fiscal quarter presented.

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings

See Note 6 of the Company’s September 30, 2005 condensed consolidated financial statements included in Part I, Item 1 of this Form 10-QSB.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held an Annual Meeting of Stockholders on May 18, 2005. The meeting was held to elect the Company’s directors to serve until the 2006 Annual Meeting, and to ratify independent accountants for the fiscal year ending December 31, 2005.

There were three directors elected. Mayra Diaz and Mary E. Thomas were elected to continue to serve as Class A Directors, and Timothy C. Lincoln was elected to continue to serve as a Class B Director. The voting results were as follows:

Director	FOR	AGAINST	WITHHELD	ABSTAIN
Mayra Diaz	33,019,211	0	475	0
Mary E. Thomas	33,019,211	0	475	0
Timothy C. Lincoln	25,000	0	0	0

Berkowitz, Dick, Pollack and Brant, LLP were ratified as the independent accountants for the fiscal year ending December 31, 2005. The voting results were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
32,010,278	300	100	0

Item 6.	Exhibits and Reports on Form 8-K
31.1	Certification of Acting Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Acting Principal Executive Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Acting Principal Financial Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.
(a)	Reports on Form 8-K

None

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          LE@P TECHNOLOGY, INC.

Dated: October 21, 2005	By: /s/ Timothy C. Lincoln
Timothy C. Lincoln
Acting Principal Executive Officer

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