Form 10KSB
period 2005-12-31
LEAP TECHNOLOGY INC / DE
filed 2006-03-27
CIK 110027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to __________________

Commission file number: 0-566
LE@P TECHNOLOGY, INC.
(Name of small business issuer in its charter)

DELAWARE	65-0769296
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

5601 N. DIXIE HIGHWAY
SUITE 411
FORT LAUDERDALE, FLORIDA	33334
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:	(954) 771-1772
Securities registered under Section 12(b) of the Exchange Act:	None
Securities registered under Section 12(g) of the Exchange Act:	Class A Common Stock, par value $.20

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by checkmark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐

The issuer’s revenues for its fiscal year ended December 31, 2005 were $0.

The aggregate market value of the common equity held by non-affiliates as of March 15, 2006 was approximately $139,821 based on the $0.07 closing bid price for the common stock quoted on the OTC Bulletin Board on such date. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

The number of shares of Class A Common Stock of the issuer outstanding as of March 15, 2006 was 33,781,203. The number of shares of Class B Common Stock of the issuer outstanding as of March 15, 2006 was 25,000.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the issuer Proxy Statement for its Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, which will be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format: Yes ☐   No ☒

FORM 10-KSB INDEX

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause the actual results of Le@P Technology, Inc. (the “Company”) to differ materially from these forward-looking statements. Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements (the “Cautionary Statements”), are listed below. This is not an exhaustive list of all cautionary statements. Based on the nature of the Company’s operations, these factors, risks and uncertainties relate not only to the Company, but also to its Partner Companies.

•	The ability to raise capital,
•	The ability to execute its business strategy in a very competitive environment,
•	The degree of financial leverage,
•	The ability to control future operating and other expenses,
•	Risks associated with the capital markets and investment climate,
•	Risks associated with acquisitions and the integration thereof,
•	Risks associated with the Company being considered an investment company under the Investment Company Act of 1940,
•	Contingent liabilities, and
•	Other risks referenced from time to time in the Company’s filings with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these Cautionary Statements. The Company does not undertake any obligations to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Business

Prior to September 26, 2002, Le@P Technology, Inc. (“Le@P” or the “Company”) focused on the acquisition of, and strategic investments in, companies providing services in health care and life sciences, with particular emphasis on information technology companies. Emerging companies into which the Company invested during this period are sometimes referred to herein as “Partner Companies.” On September 26, 2002, after an ongoing reevaluation by management and the Board of Directors of the Company’s operating strategy and in light of difficulties associated with investment in emerging companies and the significant decline in market value or failure of many of such companies, the Board of Directors determined to cease for the foreseeable future investigating or consummating further investment and acquisition opportunities.

On January 10, 2005, the Company disposed of its most significant investment in a Partner Company – Healthology, Inc. (“Healthology”) – resulting in the receipt by the Company of more than $3,300,000 in cash plus 17,347 shares of restricted common stock of iVillage Inc. (“iVillage”). In light of this increase in funds available for investment, on March 16, 2005 the Board of Directors of the Company decided to actively seek opportunities for the Company to make new investments or acquisitions, whether in health care, life sciences or other industries, but only in the form of controlling interests in the companies invested in or acquired or other types of investments which would not cause the Company to be required to register as an investment company pursuant to the Investment Company Act of 1940, as amended (the “’40 Act”). The Company may also make other acquisitions or investments outside of its normal business plan in order to achieve other objectives, including investments necessary to maintain its exclusion from regulation as an investment company under the ’40 Act.

The Company has written off its existing investments in its Partner Companies over the last few years. The Company believes that the activities of its initial Partner Companies were adversely affected by, among other things, the general economic slowdown in the United States economy and the September 11, 2001 terrorist attacks on the United States.

As of December 31, 2005, the Company had cash of $3.3 million, which it received from the sale of its Healthology stock in January 2005. The other significant assets of the Company are the 17,347 shares of restricted common stock of iVillage (the restriction expires in January 2007) and its ownership of certain land in Broward County, Florida (the “Real Property”). The Real Property is zoned light industrial and consists of approximately one and one-third acres. The Company entered into a two year lease (with an additional one year option) of the property with an unrelated party effective July 10, 2005.

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

Investment in Healthology

Le@P’s first healthcare information technology investment was completed in March 2000, with the purchase of a 21% interest in Healthology, a privately held health-media company. Le@P purchased 3,200,000 shares of the Series A Convertible Voting Preferred Stock (“Healthology Preferred Stock”) of Healthology (the “Healthology

Transaction”) for $3,200,000 in cash (plus approximately $300,000 of related costs) then representing an approximate 21% interest in the issued shares of Healthology. Subsequent to the purchase of the interest in Healthology, the Company transferred 160,573 shares of Healthology Preferred Stock to third parties in satisfaction of certain obligations of the Company.

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

In 2002, the Company wrote off its investment in Healthology (whose 2001 audited financial statements were subject to a “going concern” qualification) due to the latter’s continuing operating losses and its inability to successfully raise additional equity or debt financing or effect a merger or joint venture arrangement to obtain additional sources of funds .

Throughout 2003 and 2004, the Company continued to monitor its investment in Healthology, which finally attained profitability in 2003. In the latter half of 2004, the Company participated in negotiations for a possible sale of Healthology to iVillage, which came to a successful conclusion in January 2005. On January 10, 2005, the Company completed the disposition of its entire investment in Healthology pursuant to: (i) a Stock Exchange and Merger Agreement dated as of January 7, 2005 among Healthology, iVillage, Virtue Acquisition Corporation and certain stockholders of Healthology, including the Company (the “Merger Agreement”) and (ii) a Stock Purchase Agreement, dated as of the same date (the “Stock Purchase Agreement”), between the Company and Steven Haimowitz (“Haimowitz”), the Chief Executive Officer and a principal stockholder of Healthology. The Merger Agreement and the Stock Purchase Agreement provided for the acquisition by iVillage of all the outstanding capital stock of Healthology. Pursuant to the Merger Agreement, the 3,050,880 shares of Healthology Preferred Stock held by the Company were converted into $3,050,880 in cash. Pursuant to the Stock Purchase Agreement, the Company sold its 800,000 shares of Healthology common stock to Haimowitz, who, pursuant to the Merger Agreement, exchanged a portion of such Healthology common stock for 17,347 shares of iVillage restricted common stock and received $347,413 in cash for the remainder of such common stock. Haimowitz, as consideration for the sale of Healthology common stock pursuant to the Stock Purchase Agreement, paid the $347,413 in cash and transferred the 17,347 shares of iVillage restricted common stock (which were assigned an aggregate value of $99,745 (fair market value) in the transaction) to the Company.

Investment Company Act Considerations

The exclusion on which the Company is currently relying to avoid registration under the ’40 Act provides that no more than 40% of the value of the Company’s total assets (exclusive of government securities and cash items) may consist of, and no more than 40% of its net income after taxes may be derived from, investments in securities (other than, among other things, government securities or securities of wholly-owned and majority-owned subsidiaries and certain companies controlled primarily by the Company). Since registration and regulation as an investment company are inconsistent with the Company’s business objectives and plans, it would have a materially adverse effect on the Company if it were determined to be an investment company under the ’40 Act.

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

History of Le@P Technology, Inc.

The Company was organized in March 1997 under the laws of the State of Delaware under the name “Seal Holdings Corporation”. In June 1997, a reincorporation merger was effected pursuant to which Seal Fleet, Inc., a Nevada corporation and the predecessor to the Company (“Seal Fleet”), was merged into the Company. Seal Fleet was originally incorporated in November 1969 under the name “First National Corporation”. On April 2, 1999 the name of the Company was changed to “OH, Inc.” and on July 5, 2000 it was further changed to “Le@P Technology, Inc.” When used in this report, the terms “Le@P” and the “Company” refer to Le@P Technology, Inc. and its predecessor described above and their respective subsidiaries.

Employees

Le@P currently has one part-time employee.

ITEM 2.	DESCRIPTION OF PROPERTY

On October 1, 1999, Le@P entered into a lease with an affiliate of its majority stockholder, M. Lee Pearce, MD (together with his affiliates, the “Majority Stockholder”) for 2,060 square feet of space for its corporate offices in Fort Lauderdale, Florida. The lease expired December 31, 2004, and the Company is currently leasing the space on a month-to-month basis. The monthly rental payment is $4,000 per month.

Investment in Real Property

Effective September 28, 2001, the Majority Stockholder sold Real Property in Broward County, Florida to the Company in exchange for notes payable. The purchase price for the Real Property was determined by an independent third-party appraisal. The notes payable consist of a short-term promissory note in the amount of $37,500 due and paid in November 2001 and a long-term note and mortgage (the “Long-Term Note”) in the principal amount of $562,500 due on September 28, 2006, and bearing interest at the rate of 7% per annum due and payable first on September 28, 2004 and monthly thereafter. On October 12, 2004, the Company paid accrued interest on the Long-Term Note of $118,125 and continues to pay the regular monthly interest payments. On March 17, 2006, the Company replaced the original long-term $562,500 note with a new long-term note in the principal amount of $562,500. The new note bears interest at the rate of 7% per annum and the principal and interest are due in one lump on January 8, 2008.

The Real Property is zoned light industrial and consisted of approximately one and one-third acres and three buildings that collectively consist of approximately 8,200 square feet. The buildings were demolished in August 2003, and in connection therewith the Company recognized an impairment loss equal to the book value of the buildings in the amount of $75,000 in the three month period ended June 30, 2003. On October 21, 2004, the Company entered into a two-month lease to rent the property to an unrelated party. On June 15, 2005, the Company entered into a two-year lease (with an additional one year option) to rent the property to an unrelated party. The Company recognized approximately $4,000 and $17,000 in rental income under these leases for the years 2004 and 2005 respectively that is reflected as other income in the accompanying 2005 Consolidated Financial Statements. The Company has no plans to sell or develop the Real Property .

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in litigation relating to the offshore supply business conducted prior to August 14, 1996 by certain subsidiaries of the Company which are now inactive. The cases were filed against such subsidiaries and other ship-owning companies based on the alleged exposure of 64 former seamen to maritime asbestos and other toxic substances while working on vessels operated by such companies as part of an industry wide series of similar claims. On May 1, 1996, the claims against the Company’s subsidiaries and the other defendants were administratively dismissed subject to reinstatement against one or more specific defendants upon a specific showing that a plaintiff suffers from an asbestos-related disease and that he was exposed to asbestos containing products on the vessels operated by such defendant(s). Since such date, none of the cases against the Company’s subsidiaries have been reinstated. During the past five years, the Company has incurred between $700 and $3,600 per year in legal fees monitoring the status of the claims against the Company’s subsidiaries. The Company believes it carried sufficient insurance coverage for any claims. At the present time, the Company does not believe such cases are likely to have a material adverse impact upon the Company. However, there can be no assurance that one or more plaintiffs will not be successful in reinstating claims or that the insurance coverage would cover such claims against the Company’s subsidiaries, which could result in the incurrence by the Company’s subsidiaries of material defense or settlement costs.

As of December 31, 2005, the Company is not involved in any other claims or lawsuits.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A Common Stock is traded on the OTC Bulletin Board (“OTCBB”), under the symbol LPTC. The following table sets forth the range of high and low bid prices per share of the Company’s Class A Common Stock for each of the quarters during the years ended December 31, 2004 and 2005, as reported on the OTCBB system. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

PRICE PERIOD	HIGH	LOW

2004
First Quarter	$.03	$.01
Second Quarter	.17	.03
Third Quarter	.15	.05
Fourth Quarter	.08	.03

2005
First Quarter	.12	.08
Second Quarter	.13	.07
Third Quarter	.12	.09
Fourth Quarter	.10	.08

There is no public market for the Class B Common Stock or the Series B Preferred Stock, all of which are issued to entities beneficially owned by the Majority Stockholder.

Holders

The number of stockholders of record as of March 15, 2006, was 898 for the Class A Common Stock.

Dividends

The Company has not paid and has no plans to declare or pay dividends, in cash or otherwise, in the foreseeable future. Any changes in those plans in the future will depend on earnings, if any, of the Company, its financial requirements and other factors. Further, payment of dividends on the Company’s Class A Common Stock will only be made after payment of current and accumulated dividends on the Company’s Series B Preferred Stock. At December 31, 2005, dividends of $1,368,500 were accumulated and not paid on the Series B Preferred Stock.

Equity Compensation Plan Information

The following table sets forth summary information regarding equity compensation plans approved and not approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	952,500	$1.41	4,374,500

Equity compensation plans not approved by security holders	500,000	$1.41	—

TOTAL	1,452,500	$1.41	4,374,500

The equity compensation plans approved by the Company’s stockholders consist of four stock options plans: (i) 1999 Le@P Technology, Inc. Long Term Incentive Plan (“1999 Plan”), (ii) Le@P Technology, Inc. 1998 Incentive Option Plan (“1998 Plan”), (iii) Le@P Technology, Inc. Incentive Option Plan (“1997 Plan”), and (iv) Le@P Technology, Inc. Long Term Incentive Plan (“1996 Plan” and collectively, the “Plans”). All options under the 1998 Plan, the 1997 Plan and the 1996 Plan have been granted. All of the foregoing Plans were approved by the Company’s stockholders.

The equity compensation plans not approved by the Company’s stockholders consist of an aggregate of 500,000 options. The Company granted 500,000 stock options outside of the terms of the Company’s Plans in the years ended December 31, 2001 and December 31, 2002. Three former non-employee directors of the Company received a total of 300,000 options on May 7, 2002 that expire five years after the date of grant. One former employee received 200,000 options on September 26, 2001 that expire ten years after the date of grant.

ITEM 6.	MANAGEMENT’S PLAN OF OPERATION

Business Strategy

On January 10, 2005, the Company disposed of its investment in Healthology, resulting in the receipt by the Company of more than $3.3 million in cash plus 17,347 shares of restricted common stock of iVillage Inc. resulting in a gain of approximately $3.4 million. In light of this increase in funds available for investment, on March 16, 2005 the Board of Directors of the Company determined to actively seek opportunities for the Company to make new investments or acquisitions (whether in health care, life sciences or other industries), but only in the form of controlling interests in the companies invested in or acquired or other types of investments which would not cause the Company to be required to register as an investment company pursuant to the ’40 Act.

The Company may also make other acquisitions or investments outside of its normal business plan in order to achieve other objectives, including investments necessary to maintain its exclusion from regulation as an investment company under the ‘40 Act.

Company Liquidity and Cash Requirements

Since the fourth quarter of 1999, the Company has funded its operations and its investments through proceeds from affiliates of Dr. Pearce pursuant to a commitment dated September 30, 1999 to provide or arrange for funding of up to ten million dollars (the “Funding Arrangement”) and certain working capital loans. Through March 15, 2006, the

Company had received an aggregate of $8.475 million pursuant to this Funding Arrangement. On March 31, 2000, the Company and Dr. Pearce agreed that all funds contributed pursuant to the Funding Arrangement would be treated as a subscription for additional shares of the Company’s Class A Common Stock at the purchase price of $5.25 per share. Accordingly, through March 15, 2006, an aggregate of 1,614,285 shares of Class A Common Stock had been issued to Dr. Pearce or his affiliates pursuant to such agreement.

Through December 31, 2005, the Company received working capital loans totaling $2,814,487 from the Majority Stockholder. These loans are evidenced by unsecured notes, bearing interest at the prime and are due and payable in one sum on March 15, 2006. As of March 15, 2006, there was $3,141,460.56 of principal and accrued interest due on these loans. These loans are separate from the $10 million Funding Arrangement.

On March 17, 2006 the Company entered into an Exchange and Termination Agreement (“Exchange Agreement”) with the M. Lee Pearce 2005 Irrevocable Trust (“2005 Trust”), of which the Majority Stockholder is the sole beneficiary, whereby all principal and accrued interest due on the Notes will be converted into 31,414,706 shares of the Company’s Class A Common Stock (the “Shares”), at an effective conversion price of $0.10 per share. The 2005 Trust also agreed to extend the Maturity Date of the Notes until May 12, 2006 or the closing date of this transaction (“the “Closing Date”). The Notes will continue to bear interest at the prime rate until the Closing Date. In consideration, the Company has agreed to terminate the Funding Arrangement. One of the conditions to the Exchange Agreement is that the Company reduce the par value of its Class A Common Stock from $0.20 per share to $0.01 per share. The Company has scheduled its next Annual Meeting of Stockholders for May 12, 2006 and will include a proposal in its Annual Proxy Statement in which it asks its stockholders to approve a reduction in the par value of its Class A Common Stock from $0.20 per share to $0.01 per share. The 2005 Trust is the Company’s largest stockholder, beneficially owning approximately 94.5% of the Company’s Class A Common Stock, and the Trust has indicated that it will vote in favor of this proposal. As such, it is expected that the closing of the Exchange Agreement will take place on or about May 12, 2006.

On March 17, 2006, the Company refinanced a note for its Real Property in Broward County, Florida. The Company’s subsidiary purchased the Real Property from Bay Colony Associates, Ltd. (“Bay Colony”), an entity wholly-owned by the Majority Stockholder in exchange for a mortgage and not payable in the amount of $562,500 (“Note”) on September 28, 2001. The Note bore interest at the rate of 7% per annum, which interest payable monthly after September 28, 2004, and the maturity date was September 28, 2006. The Company paid accrued interest of $118,125 on October 12, 2004 and continued to make monthly interest payments thereafter. On March 17, 2006, Bay Colony agreed to extend the maturity date of the Note until January 8, 2008 and to defer all interest payments until the maturity date. Except for the foregoing, all other terms and conditions of the Note remain the same and principal and interest on the Note are due in one lump sum payment on January 8, 2008.

On January 10, 2005, the Company received cash proceeds in excess of $3.3 million from the disposition of its investment in Healthology. The Company anticipates that the $3.3 million in proceeds from the Healthology disposition will be sufficient to cover operating expenses through 2006. The Company may seek to raise additional capital in order to make additional investments or acquisitions beyond those that can be funded from the foregoing resources or to engage in any other business activity.

Because the Company does not have any active business operations to generate cash flow funding for operations once the funds received from the disposition of Healthology are exhausted and/or the working capital loans mature, the Company will need to raise additional cash. There can be no assurance that the Company will be successful in such efforts. Any financing activities by the Company could result in substantial dilution of existing equity positions and increased interest expense. Transaction costs to the Company in connection with any such activities may also be significant.

Changes in Financial Condition and Results of Operations

The discussion below relates to material changes in financial condition during the year ended December 31, 2005 compared with December 31, 2004 and to material changes in results of operations when comparing the years ended December 31, 2005 to December 31, 2004. All amounts in the discussion below are approximate.

Financial Condition at December 31, 2005 Compared to December 31, 2004

Total assets increased to $3.8 million as of December 31, 2005 compared to $591,003 as of December 31, 2004. The increase in total assets is primarily a result of the approximately $3.3 million in cash proceeds and approximately $140,000 in restricted iVillage, Inc. common stock that the Company received from the Healthology sale.

Total liabilities increased to $3.7 million as of December 31, 2005 compared to $3.5 million as of December 31, 2004. This increase in liabilities is primarily a result of accrued interest of approximately $187,000.

Results of Operations for the Year Ended December 31, 2005 (“fiscal 2005”) Compared to the Year Ended December 31, 2004 (“fiscal 2004”)

Operating expenses for fiscal 2005 were $345,757 compared to $320,180 for fiscal 2004, an increase of approximately $26,000 from the year ended December 31, 2004. General and administrative expenses decreased by approximately $42,000 during fiscal 2005 primarily due to a decrease in the directors and officers’ insurance premium of approximately $9,000, a decrease in office rent of approximately $11,000, a decrease in travel expenses of approximately $8,300, and a decrease in doc stamp taxes on loans of approximately $7,000. As a result of the foregoing, the Company’s operating loss for fiscal 2005 was $345,757 compared to an operating loss of $320,180 for fiscal 2004.

The Company’s net income for fiscal 2005 was $2.98 million compared to a net loss of $470,729 in fiscal 2004. The Company’s net income was primarily a result of the $3.46 million gain on the sale of the Healthology stock and interest and other income of approximately $97,000 which was received from interest of approximately $73,000 earned on the Healthology proceeds and rental income of approximately $17,000 on the Real Property.

Critical Accounting Estimates

The application of GAAP involves the exercise of varying degrees of judgement. While the resulting accounting estimates will, by definition, not always precisely equal the related actual results, some of these estimates involve more judgment than others.

Accounting for the Impairment or Disposal of Long-Lived Assets

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” FASB Statement No. 144 addresses significant issues relating to the implementation of FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and develops a single accounting model, based on the framework established in FASB Statement No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. FASB Statement No. 144 also modifies the accounting and disclosure rules for discontinued operations. The standard was adopted on January 1, 2002.

Off-Balance Sheet Arrangements

As of December 31, 2005, the Company did not have any material off-balance sheet arrangements that have or are reasonably likely to have a material effect on the current or future financial condition, results of operations, liquidity, or capital resources.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and report of independent auditors required by this item are filed herewith as Exhibit F and are incorporated herein by this reference.

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

On December 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s Audit Committee and management, including the Acting Principal Executive Officer and the Acting Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s audit committee and management, including the Acting Principal Executive Officer and Acting Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.

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

Given that the Company is not presently engaged in active operations and has no full time executive officers, the Company has not adopted a Code of Ethics applicable to its officers, including its principal executive officer, principal financial officer, principal accounting officer or controller and any other persons performing similar functions. Except as provided above, the information called for by Part III, Item 9, regarding the Company’s directors is included in its Proxy Statement relating to its annual meeting of stockholders, which involves the election of directors, and is incorporated herein by reference. The Proxy Statement will be filed within 120 days of December 31, 2005, the Company’s year-end.

ITEM 10.	EXECUTIVE COMPENSATION

Information called for by Part III, Item 10, is included in the Company’s Proxy Statement relating to its annual meeting of stockholders, which involves the election of directors and is incorporated herein by reference. The Proxy Statement will be filed within 120 days of December 31, 2005, the Company’s year-end.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by Part III, Item 11, is included in the Company’s Proxy Statement relating to its annual meeting of stockholders, which involves the election of directors and is incorporated herein by reference. The Proxy Statement will be filed within 120 days of December 31, 2005, the Company’s year-end.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by Part III, Item 12, is included in the Company’s Proxy Statement relating to its annual meeting of stockholders, which involves the election of directors and is incorporated herein by reference. The Proxy Statement will be filed within 120 days of December 31, 2005, the Company’s year-end.

ITEM 13.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)	Financial Statements

Reference is made to the Index set forth on Page F-1 of this Annual Report on Form 10-KSB.

(a)(2)	Financial Statement Schedules

All schedules have been omitted because they are inapplicable or the information is provided in the consolidated financial statements, including the notes thereto.

(a)(3)	Exhibits

EXHIBIT	DESCRIPTION
3.1.1

Certificate of Incorporation of Le@P Technology, Inc., filed March 20, 1997 with the Delaware Secretary of State (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders, as filed with the Securities Exchange Commission (the “SEC”) April 11, 1997).

3.1.2	Certificate of Ownership and Merger of Seal Holdings Corporation filed with the Delaware Secretary of State on June 13, 1997.*
3.1.3

Certificate of Preferred Stock Designation of Le@P Technology, Inc. filed with the Delaware Secretary of State on March 23, 1999 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 19, 1999).

3.1.4

Certificate of Amendment to Certificate of Incorporation of Le@P Technology, Inc. filed June 21, 1999 with the Delaware Secretary of State (incorporated by reference to Exhibit 3.1.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999, as filed with the SEC on March 30, 2000).

3.1.5

Certificate of Designation, Preferences, Rights and Limitations of 10% Cumulative Non-Voting Series B Preferred Stock of Le@P Technology, Inc. filed with the Delaware Secretary of State on November 15, 1999 (incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, as filed with the SEC on November 15, 1999).

3.1.6

Certificate of Amendment to Certificate of Incorporation of Le@P Technology, Inc. filed July 5, 2000 with the Delaware Secretary of State (incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000, as filed with the SEC on August 14, 2000).

3.2

Bylaws of Le@P Technology, Inc.(incorporated by reference to Appendix C to the Company’s Proxy Statement for the Annual Meeting of Shareholders of Le@P Fleet, Inc. held May 14, 1997, as filed with the SEC on April 11, 1997).

10.1	Funding Arrangement by M. Lee Pearce, M.D. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 15, 1999).
10.2

Subscription Agreement dated March 30, 2000 with M. Lee Pearce, M.D. (incorporated by refernce to Exhibit 10.2 in the Company’s Annual Report on From 10-KSB for the fiscal year ended December 31, 2000, as filed with the SEC on March 30, 2001).

10.3	1999 Long Term Incentive Plan (incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders as filed with the SEC on June 4, 1999).
10.4	1998 Incentive Option Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders as filed with the SEC on June 8, 1998).
10.5	1997 Incentive Option Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders as filed with the SEC on April 11, 1997).
10.6	Amended 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 1997 as filed with the SEC on May 15, 1997).

10.7

Promissory Note dated September 28, 2001, in the principal amount of $712,500, executed by Parkson Property LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on October 18, 2001).

10.8

Promissory Note dated November 5, 2002, in the principal amount of $1,755,710.65, issued to the M. Lee Pearce 1998 Irrevocable Trust, replacing certain promissory notes issued in 2001 and 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, as filed with the SEC on November 14, 2002).

10.9

Promissory Note dated January 30, 2003, in the principal amount of $65,000 issued to the M. Lee Pearce 1998 Irrevocable Trust (incorporated by reference to Exhibit 10.18 in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the SEC on March 31, 2003).

10.10

Promissory Note dated March 14, 2003, in the principal amount of $75,000 issued to the M. Lee Pearce 1998 Irrevocable Trust (incorporated by reference to Exhibit 10.19 in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the SEC on March 31, 2003).

10.11

Promissory Note dated April 23, 2003, in the principal amount of $55,000 issued to the M. Lee Pearce 1998 Irrevocable Trust (incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, as filed with the SEC on May 15, 2003).

10.12

Written Consent to Action dated May 6, 2003 extending the due date of a note to January 15, 2005 (incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, as filed with the SEC on May 15, 2003).

10.13

Promissory Note dated June 30, 2003, in the principal amount of $71,000 issued to the M. Lee Pearce 1998 Irrevocable Trust (incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 as filed with the SEC on August 8, 2003).

10.14

Promissory Note dated July 24, 2003, in the principal amount of $80,000 issued to the M. Lee Pearce 1998 Irrevocable Trust (incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 as filed with the SEC on August 8, 2003).

10.15

Promissory Note dated November 3, 2003, in the principal amount of $37,000 issued to M. Lee Pearce, M.D. (incorporated by reference to Exhibit 10.22 in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, as filed with the SEC on March 22, 2004).

10.16

Promissory Note dated December 8, 2003, in the principal amount of $30,000 issued to M. Lee Pearce, M.D. (incorporated by reference to Exhibit 10.23 in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, as filed with the SEC on March 22, 2004).

10.17

Promissory Note dated December 29, 2003, in the principal amount of $25,000 issued to M. Lee Pearce, M.D. (incorporated by reference to Exhibit 10.24 in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 as filed with the SEC on March 22, 2004).

10.18

Promissory Note dated March 11, 2004, in the principal amount of $2,295,464.65 issued to the M. Lee Pearce 1998 Irrevocable Trust (incorporated by reference to Exhibit 10.25 in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 as filed with the SEC on March 22, 2004).

10.19

Promissory Note dated March 11, 2004, in the principal amount of $93,022.03 issued to M. Lee Pearce, M.D.( incorporated by reference to Exhibit 10.26 in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 as filed with the SEC on March 22, 2004).

10.20

Promissory Note dated March 12, 2004, in the principal amount of $38,000 issued to M. Lee Pearce M.D. ( incorporated by reference to Exhibit 10.27 in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 as filed with the SEC on March 22, 2004).

10.21

Promissory Note dated April 14, 2004, in the principal amount of $126,000 issued to M. Lee Pearce, M.D.(incorporated by reference to Exhibit 10.28 in the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, as filed with the SEC on May 12, 2004).

10.22

Promissory Note dated July 6, 2004, in the principal amount of $23,000 issued to M. Lee Pearce, M.D. (incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, as filed with the SEC on August 13, 2004).

10.23

Promissory Note dated August 6, 2004, in the principal amount of $35,000 issued to M. Lee Pearce, M.D.(incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, as filed with the SEC on November 15, 2004).

10.24

Promissory Note dated October 11, 2004, in the principal amount of $140,000 issued to M. Lee Pearce, M.D. (incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, as filed with the SEC on November 15, 2004).

10.25

Promissory Note dated November 18, 2004, in the principal amount of $29,000 issued to M. Lee Pearce, M.D. (incorporated by reference to Exhibit 10.32 in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the SEC on March 30, 2005).

10.26

Promissory Note dated December 2, 2004, in the principal amount of $35,000 issued to M. Lee Pearce, M.D. (incorporated by reference to Exhibit 10.33 in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the SEC on March 30, 2005).

10.27

Stock Exchange and Merger Agreement dated as of January 7, 2005 among Healthology, Inc., iVillage, Inc., Virtue Acquisition Corporation and certain stockholders of Healthology, Inc., including the Company (incorporated by reference to Exhibit 10.34 in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the SEC on March 30, 2005).

10.28

Stock Purchase Agreement dated as of January 7, 2005 between the Company and Steven Haimowitz (incorporated by reference to Exhibit 10.35 in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the SEC on March 30, 2005).

10.29

Exchange and Termination Agreement dated March 17, 2006, effective as of March 15, 2006, between Le@P Technology, Inc. and the M. Lee Pearce 2005 Irrevocable Trust (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K as filed with the SEC on March 21, 2006).

10.30

Fairness Opinion dated March 15, 2006 issued by Stenton Leigh Valuation Group, Inc. on March 16, 2006 (incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K as filed with the SEC on March 21, 2006).

10.31

Promissory Note dated March 17, 2006 in the principal amount of $562,500 executed by Parkson Property, LLC in favor of Bay Colony Associates, Ltd. (incorporated by reference to Exhibit 10.3 in the Company’s Current Report on Form 8-K as filed with the SEC on March 21, 2006).

21	Subsidiaries of the Registrant.*
31.1	Certification of the Acting Principal Executive Officer relating to Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Acting Principal Financial Officer relating to Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Acting Principal Executive Officer of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of the Acting Principal Financial Officer of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.*
*	Filed herewith.
(b)	Reports on Form 8-K

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Part III, Item 14, regarding principal accountant fees and services, is included in the Company’s Proxy Statement relating to its annual meeting of stockholders, which involves the election of directors, and is incorporated herein by reference. The Proxy Statement will be filed within 120 days of December 31, 2005, the Company’s year-end.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LE@P TECHNOLOGY, INC.

By:	/s/ Timothy C. Lincoln

Timothy C. Lincoln,
Acting Principal Executive Officer

By:	/s/ Mary E. Thomas

Mary E. Thomas,
Acting Principal Financial Officer

Dated: March 27, 2006

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Timothy C. Lincoln	Acting Principal Executive Officer and Director	March 27, 2006
Timothy C. Lincoln

/s/ Mary Thomas	Acting Principal Financial Officer and Director	March 27, 2006
Mary Thomas

/s/ Mayra Diaz	Director	March 27, 2006
Mayra Diaz

“Exhibit F”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Le@P Technology, Inc.

We have audited the accompanying consolidated balance sheets of Le@P Technology, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Le@P Technology, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Berkowitz Dick Pollack & Brant, LLP

Fort Lauderdale, Florida
February 8, 2006, except for Note 16, as to which the date is March 22, 2006

Le@P Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2005	2004

Assets
Current assets:
Cash	$3,133,203	$23,088
Due from related party	21,191	3,250
Prepaid expenses and other current assets	9,167	31,917

Total current assets	3,163,561	58,255

Property and equipment, net	516,798	532,048
iVillage, Inc. investment, available for sale	139,123	—
Other assets	700	700

Total assets	$3,820,182	$591,003

See notes to consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	December 31,
	2005	2004

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$16,798	$13,205
Accrued professional fees	62,355	50,000
Accrued compensation and related liabilities	3,650	2,810
Short-term notes payable to related party	2,814,487	—
Short-term accrued interest payable to related party	284,894	324

Total current liabilities	3,182,184	66,339

Long-term notes payable to related party	562,500	3,376,987

Long-term accrued interest payable to related party	—	97,951

Total liabilities	3,744,684	3,541,277

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, par value $0.001 per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at December 31, 2005 and 2004	2,170,000	2,170,000
Class A common stock, par value $0.20 per share. Authorized 99,975,000 shares. Issued 33,766,053 shares at December 31, 2005 and 2004	6,753,211	6,753,211
Class B common stock, par value $0.20 per share. Authorized, issued and outstanding 25,000 shares at December 31, 2005 and 2004	5,000	5,000
Additional paid-in capital	26,401,913	26,401,913
Accumulated deficit	(35,244,543)	(38,230,938)
Accumulated other comprehensive income	39,377	—
Treasury stock, at cost, 84,850 shares at December 31, 2005 and 2004	(49,460)	(49,460)

Total stockholders’ equity (deficit)	75,498	(2,950,274)

Total liabilities and stockholders’ equity (deficit)	$3,820,182	$591,003

See notes to consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended December 31,
	2005	2004

Revenue	$—	$—

Expenses:
Salaries and benefits	59,044	37,656
Professional fees	130,955	85,235
General and administrative	155,758	197,289

Total expenses	345,757	320,180

Operating loss	(345,757)	(320,180)

Interest and other income	96,713	4,104
Interest expense	(226,102)	(154,653)
Gain on sale of Healthology, Inc.	3,461,541	—

Income (loss) before provision for income taxes	2,986,395	(470,729)

Provision for income taxes	—	—

Net income (loss)	$2,986,395	$(470,729)

Net income (loss) attributable to common stockholders	$2,769,395	$(687,729)

Basic net income (loss) per share:
Net income (loss) per share:	$0.09	$(0.01)

Net income (loss) attributable to common stockholders	$0.08	$(0.02)

Diluted net income (loss) per share:
Net income (loss) per share	$0.09	$(0.01)

Net income (loss) attributable to common stockholders	$0.08	$(0.02)

Basic weighted average shares outstanding	33,706,203	33,706,203

Diluted weighted average shares outstanding	35,158,703	33,706,203

See notes to consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)

	Preferred Stock		Class A and Class B Common Stock		Additional Paid-in	Accumulated	Treasury	Accumulated Other Comprehensive
	Shares	Amount	Shares	Par Value	Capital	Deficit	Stock	Income	Total

Balance at December 31, 2003	2,170	$2,170,000	33,791,053	$6,758,211	$26,401,913	$(37,217,289)	$(49,460)	$—	$(2,479,545)
Net loss	—	—	—	—	—	(470,729)	—	—	(470,729)

Balance at December 31, 2004	2,170	2,170,000	33,791,053	6,758,211	26,401,913	(38,230,938)	(49,460)	—	(2,950,274)
Net income	—	—	—	—	—	2,986,395	—	—	2,986,395
Unrealized gain on investment, net of tax	—	—	—	—	—	—	—	39,377	39,377

Balance at December 31, 2005	2,170	$2,170,000	33,791,053	$6,758,211	$26,401,913	$(35,244,543)	$(49,460)	$39,377	$75,498

See notes to consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$2,986,395	$(470,729)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	15,250	19,101
Gain on sale of investment in Healthology, Inc.	(3,461,541)	—
Changes in operating assets and liabilities:
Due from related party	(17,941)	818
Prepaid expenses and other current assets	22,749	(13,233)
Accounts payable	3,593	7,479
Accrued professional fees	12,355	18,441
Accrued compensation and related liabilities	840	(11,753)
Accrued interest payable to related party	186,619	(87,066)

Net cash used in operating activities	(251,681)	(536,942)

Cash flows from investing activities:
Purchase of certificates of deposits	(3,000,000)	—
Proceeds on sale of certificates of deposits	3,000,000	—
Net proceeds on sale of investment in Healthology, Inc.	3,361,796	—

Net cash provided by investing activities	3,361,796	—

Cash flows from financing activities
Proceeds from notes payable to related party	—	539,777

Net cash provided by financing activities	—	539,777

Net change in cash	3,110,115	2,835
Cash at beginning of year	23,088	20,253

Cash at end of year	$3,133,203	$23,088

Supplemental disclosure of cash flow information:
Cash paid during year for: Interest	$42,827	$127,492

Cash paid during year for: Income taxes	$—	$—

Schedule of noncash investing and financing activities:
Gain on sale of investment	$3,461,541	$—
Less: Net amount received in cash	$(3,361,796)	$—

Amount received in form of iVillage, Inc. common stock	$99,745	$—

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

On January 10, 2005, the Company disposed of its investment in Healthology, Inc. (“Healthology”), resulting in the receipt by the Company of more than $3,300,000 in cash plus 17,347 shares of restricted common stock of iVillage Inc. (“iVillage”). In light of this increase in funds available for investment, on March 16, 2005 the Board of Directors of the Company determined to actively seek opportunities for the Company to make new investments or acquisitions (whether in health care, life sciences or other industries), but only in the form of controlling interests in the companies invested in or acquired or other types of investments which would not require the Company to register as an investment company pursuant to the Investment Company Act of 1940, as amended (the “’40 Act”).

2.       Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements (the “financial statements”) include the accounts of Le@P Technology, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Investments in investment or acquisition candidates (“Partner Companies”) in which Le@P owns 50% or less of the outstanding voting securities, and in which significant influence is exercised, are accounted for under the equity method. Significant influence is presumed at a 20% ownership level; however, Le@P applies the equity method for investments in which it acquires less than 20% of the voting interest if it exerts significant influence through representation on the investee’s Board of Directors or through other means. All other investments for which the Company does not have the ability to exercise significant influence or where the Company is not the primary beneficiary (as defined under FASB Interpretation No. 46R “Variable Interest Entities”) are accounted for on the cost method. Such investments are stated at the lower of cost or net realizable value. During 2005 and 2004 the Company accounted for its investments under the cost method.

Income Taxes

The Company accounts for income taxes under Financial Accounting Standards Board (“FASB”) No. 109, “Accounting for Income Taxes”. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

No provision for income taxes has been recorded due to utilization of net operating loss carryforwards to date. The Company has recorded a full valuation allowance for any deferred tax assets that have resulted from its unused net operating loss carryforwards.

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

In December 2004, the FASB issued FASB Statement No. 153 (“FASB 153”), “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“ABP 29”). This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB 29 and replaces it with an exception for exchanges that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of this Statement will have any material impact on the Company’s financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from 3-9 years.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments

The Company’s financial instruments primarily consisting of cash, due from related parties, iVillage, Inc. investment, accounts payable, accrued professional fees, accrued compensation and related liabilities and notes payable approximate fair value as of December 31, 2005 and 2004.

Stock Based Compensation

In December 2002, the FASB issued FASB Statement No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure.” FASB Statement No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FASB Statement No. 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company applies APB No. 25 (accounting for stock issued to employees) and related interpretations in accounting for stock options granted to employees. Had the Company applied FASB Statement No. 123, there would be no proforma effect on the 2005 and 2004 net income (loss) from the outstanding options.

There were no options granted during the years ended December 31, 2005 and 2004.

3.       Operating Losses and Cash Flow Deficiencies

The Company has experienced operating losses and deficiencies in operating cash flows. Until the Company has operations or other revenue generating activities to be self-sufficient, the Company will remain dependent upon other sources of capital. In the past, such capital has come from the Company’s Majority Stockholder and the proceeds from the Healthology sale.

On September 30, 1999, the Company’s Chairman and majority stockholder agreed to provide Le@P, directly or through his affiliates (collectively, the “Majority Stockholder”), funding of up to $10,000,000 to be used to fund working capital requirements and future acquisitions, as approved by the Company’s Board of Directors (the “Funding Commitment”) and as further discussed in Note 5 herein. Through December 31, 2005, the Company had received $8,475,000 of the Funding Commitment and working capital notes aggregating $2,814,487 from the Majority Stockholder. The notes are not part of the Funding Commitment. As of December 31, 2005, $1,525,000 was available to the Company pursuant to the Funding Commitment. On January 10, 2005, the Company completed the disposition of its entire investment in Healthology. The Company received $3,050,880 for the Company’s 3,050,880 shares of Healthology Series A Convertible Voting Preferred Stock, and 17,347 shares of iVillage restricted common shares and $347,413 for the Company’s 800,000 shares of Healthology common stock. See Note 16 for subsequent events.

The Company anticipates that the proceeds from the Healthology disposition will be sufficient to cover operating expenses through the next twelve months.

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

On January 7, 2005, Healthology entered into a Stock Exchange and Merger Agreement with iVillage, and the Company completed the disposition of its entire investment in Healthology on January 10, 2005 pursuant to that agreement and a related Stock Purchase Agreement (Note 1).

5.       Funding Commitment

In connection with the Funding Commitment as of December 31, 2005, the Majority Stockholder has contributed $8,475,000 to the Company. Of this amount, approximately $4,544,000 was to fund the investment in Healthology and related transaction expenses, and the remaining balance was substantially used to fund operating expenses. In consideration of these contributions, the Company issued in previous years, 1,614,284 shares of the Company’s Class A Common Stock to the Majority Shareholder at a purchase price of $5.25 per share.

As of December 31, 2005, a balance amounting to $1,525,000 (the “Additional Funds”) was available to the Company pursuant to the Funding Commitment. On March 30, 2000, the Board of Directors of the Company and the Majority Stockholder agreed that all funds contributed pursuant to the Funding Commitment including such Additional Funds, represent a subscription for additional shares of the Company’s Class A Common Stock at $5.25 per share (an aggregate of 290,476 shares when the remaining $1,525,000 is contributed). See Note 16 for subsequent events.

6.       Property and Equipment

          Property and equipment consists of the following:

	December 31,
	2005	2004

Land	$510,000	$510,000

Leasehold improvements	17,842	17,842

Equipment and software	49,524	49,524

Furniture and fixtures	84,553	84,553

	661,919	661,919

Less accumulated depreciation	145,121	129,871

	$516,798	$532,048

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

8.       Related Party Transactions

The Company’s Majority Stockholder, directly or indirectly, owns a number of real estate entities with which the Company has done or currently does business. At December 31, 2005, the Company was leasing administrative office space from one such real estate entity. This lease expired December 31, 2004, and the Company is currently leasing the space on a month-to-month basis at approximately $4,000 per month.

The Company rented out a portion of the administrative space to other related entities on a month-to-month basis during 2005, resulting in net rent expense amounting to approximately $5,112 for the year ended December 31, 2005.

Due from related party represents amounts due from the Company’s Majority Stockholder in relation to certain services performed on his behalf by the Company’s part-time employee.

Through December 31, 2005, the Company had received loans amounting to $2,814,487 from the Majority Stockholder. The proceeds of loans were being used for working capital purposes. The loans are evidenced by promissory notes, which pay interest at the prime rate (7.25% at December 31, 2005). Principal and interest on the loans are due and payable in one lump sum on March 15, 2006. These notes are not part of the funding commitment. See Note 16 for subsequent events.

Effective September 28, 2001, the Majority Stockholder contributed land and buildings in Broward County, Florida to the Company in exchange for a note payable. The land and buildings have been recorded at fair value as determined by an independent third-party appraisal. The note payable consists of a short-term promissory note in the amount of $37,500 which was due and paid on November 28, 2001 and a longer-term note and mortgage in the amount of $562,500 due in one lump sum on September 28, 2006. See Note 16 for subsequent events. Both notes bear interest at the rate of 7% per annum. All accrued but unpaid interest on the longer-term note was due September 28, 2004 with regular monthly interest payments to be made thereafter. The Company paid the accrued interest of $118,125 on October 12, 2004, and continues to pay the regular monthly interest payments.

The land is zoned light industrial and consists of approximately one and one-third acres. On July 16, 2003, the Board of Directors determined that it was in the best interest of the Company to demolish the existing buildings. The demolition of the buildings took place in August 2003. FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result, the Company recognized an impairment loss equal to the book value of the buildings in the amount of $75,000. On October 21, 2004, the Company entered into a short-term two month lease to rent the property to an unrelated party. On June 15, 2005, the Company entered into a three-year lease to rent the property to an unrelated party. The Company recognized approximately $17,000 and $4,000 in rental income under these leases for the years 2005 and 2004, respectively, that is reflected as other income in the accompanying financial statements. The Company has no plans to sell or develop the Real Property.

The interest expense included in the 2005 and 2004 consolidated financial statements relates to interest charged on the indebtedness due to the Majority Stockholder.

9.       Stock Based Compensation

Options may be granted to Company employees, directors and consultants under various stock option plans. All options granted under the plans through December 31, 2005 have been at prices which have been equal to or greater than the fair market value of the Company’s common stock at the date of grant. At December 31, 2005, the Company had reserved 4,374,500 shares of Class A common stock for possible future issuance under its stock option plans. Option activity under the Company’s plans is summarized below:

	2005		2004

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,452,500	$1.41	1,452,500	$1.41
Options granted	—	—	—	—
Options forfeited	—	—	—	—

Outstanding at end of year	1,452,500	$1.41	1,452,500	$1.41

Options exercisable at year-end	1,452,500	$1.41	1,452,500	$1.41
Shares available for future grant	4,374,500		4,374,500

The following table summarizes information about stock options outstanding at December 31, 2005:

	Stock Options Outstanding			Stock Options Exercisable

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$0.50	300,000	1.3	$0.50	300,000	$0.50
$1.00	240,000	4.9	$1.00	240,000	$1.00
$1.75	860,000	2.7	$1.75	860,000	$1.75
$3.00	52,500	4.2	$3.00	52,500	$3.00

$0.50 - $3.00	1,452,500	3.5	$1.41	1,452,500	$1.41

10.        Net Income (Loss) Per Share

Basic and diluted earnings per share for the years ended December 31, 2005 and 2004 are computed using the following information:

	For the year ended December 31,
	2005	2004

BASIC EARNINGS PER SHARE COMPUTATION:
NUMERATOR:
Net income (loss)	$2,986,395	$(470,729)
Dividends (undeclared) on cumulative preferred stock	(217,000)	(217,000)

Net income (loss) attributable to common stock	$2,769,395	$(687,729)

DENOMINATOR:
Average number of common shares outstanding	33,706,203	33,706,203

DILUTED EARNINGS PER SHARE COMPUTATION:
NUMERATOR:
Net income (loss)	$2,986,395	$(470,729)
Dividends (undeclared) on cumulative preferred stock	(217,000)	(217,000)

Net income (loss) attributable to common stockholders	$2,769,395	$(687,729)

DENOMINATOR:
Average number of common shares outstanding	33,706,203	33,706,203
Incremental shares for assumed exercise of securities	1,452,500	(a )

Total shares	35,158,703	33,706,203

(a)	The weighted average shares of common stock outstanding are not adjusted for potential effects of the Company’s stock options because of their antidilutive effect.

11.        Preferred Stock

The Certificate of Incorporation of the Company, as amended, authorizes the issuance of 25,000,000 shares of Preferred Stock, $.001 par value of which 2,500 shares have been designated as Series B 10% Cumulative Preferred Stock, $.001 par value, (the “Series B Preferred Stock”). The Series B Preferred Stock is nonvoting and nonconvertible. Dividends on the Series B Preferred Stock are cumulative and accrue at a rate of 10% per annum on the preferred stock’s stated value of $1,000 per share and must be paid before any dividends may be paid on any other class of common or preferred stock. No other class of common or preferred stock may be redeemed or repurchased nor may the Series B Preferred Stock be altered or modified without the approval of the holders of the Series B Preferred Stock. Effective November 15, 1999, the Company issued 2,170 shares of the Series B Preferred Stock to the majority shareholder in exchange for $2,170,000, which had previously been contributed to the Company. At December 31, 2005 dividends of $1,368,500 were accumulated on the Series B Preferred Stock. Such amount will be accrued and charged to retained earnings, if any, or additional paid-in capital when declared by the Company’s Board of Directors.

12.        Class B Common Stock

The Company has 25,000 shares of Class B Common Stock outstanding. Such shares are held by an affiliate of the Company’s majority shareholder and enable the holder to elect a majority of the Board of Directors of the Company, otherwise the Class B Common Stock is identical to the Company’s Class A Common Stock.

13.        Income Taxes

Significant components of the Company’s net deferred income taxes are as follows:

	Year ended December 31,
	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$1,929,103	$3,198,722
Accruals	107,737	37,356
Stock -based compensation	29,991	29,991
Other	1,558	4,675

Deferred tax assets	2,068,421	3,270,744
Less valuation allowance	(2,068,421)	(3,270,744)

Net deferred tax assets	$—	$—

A reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate (benefit) follows:

	Year ended December 31,
	2005	2004

U.S. Federal Statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	3.63	3.63
Change in valuation allowance	(40.26)	(26.65)
Non-deductible items	(0.00)	(0.01)
Other	2.63	(10.97)

	0.00%	0.00%

FASB No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of the evidence, both positive and negative, management has determined that a $2,068,421 valuation allowance at December 31, 2005 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $1,202,323. At December 31, 2005, the Company has available net operating loss carryforwards of approximately $5,100,000 expiring at various times through 2023.

14.        Valuation and Qualifying Accounts

A summary of the activity in the Company’s valuation and qualifying accounts is as follows:

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-off’s	Other Changes	Balance at End of Period
Deferred tax asset valuation allowance

Year ended December 31, 2004	$3,145,310	$125,434	—	—	$3,270,744
Year ended December 31, 2005	$3,270,744	$1,202,323	—	—	$2,068,421

15.        Concentration of credit risk

The Company maintains cash balances at a high credit quality financial institution which at times exceeds the federally insured amounts. As of December 31, 2005 and 2004, approximately $3,033,000 and $0, respectively, exceeded the federally insured amount.

16.        Subsequent events

Subsequent to December 31, 2005, the Company issued 100,000 shares of the Corporation’s authorized unissued Class A Common shares to an unrelated party at the price of $0.10 per share and other consideration. The transaction increased the outstanding shares of Class A Common stock from 33,681,203 to 33,781,203.

On March 17, 2006 the Company entered into an Exchange and Termination Agreement with the Majority Shareholder whereby the working capital loans and accrued interest (through March 2006) which were due the Majority Shareholder on the maturity date of March 15, 2006 (the “Maturity Date”) totaling $3,141,470 are to be converted into newly issued shares of the Company’s Class A Common Stock (the “Shares”), at an effective conversion price of $0.10 per share. The Maturity Date of the Notes is extended until May 12, 2006 or the date on which the next Annual Shareholder Meeting of the Company is held (the “Closing Date”), and the Notes will continue to bear interest at the prime rate until the Closing Date. In consideration for the Majority Shareholder to extend the applicable Maturity Date of the Notes until the Closing Date and to accept the Shares as full payment for the Notes, the Company has agreed to terminate the funding arrangement contained in the letter dated September 30, 1999, as amended on March 31, 2000 (collectively, the “Funding Commitment”). (see Note 5)

A $562,500 note due to the majority shareholder was replaced with a new note on March 17, 2006. The new note extends the due date to January 8, 2008 from September 28, 2006. The note bears interest at 7% per annum, and the total accrued interest and principal are due in one lump sum on the maturity date of January 8, 2008.