Form 10QSB
period 2006-03-31
LEAP TECHNOLOGY INC / DE
filed 2006-05-15
CIK 110027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_________________________

FORM 10-QSB

   ☒      Quarterly Report Under to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

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

(954) 771-1772

(Registrant’s telephone number)

(954) 928-0978

(Registrant’s fax number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes (X)      No (  )

Indicate by checkmark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.___

Class A Common Stock, par value $0.20 per share, 33,781,203 outstanding as of April 30, 2006

Class B Common Stock, par value $0.20 per share, 25,000 shares outstanding as of April 30, 2006

Transitional Small Business Disclosure Format (check one): Yes (  )   No (X)

LE@P TECHNOLOGY, INC. AND SUBSIDIARIES

FORM 10-QSB

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$139,034	$3,133,203
Treasury bills	2,895,532	—
Accrued interest receivable	26,568	—
Due from related party	—	21,191
Prepaid expenses and other current assets	47,667	9,167

Total current assets	3,108,801	3,163,561

Property and equipment, net	513,537	516,798
Investment in iVillage, Inc., available for sale	145,888	139,123
Other assets	700	700

Total assets	$3,768,926	$3,820,182

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(continued)

	March 31, 2006	December 31, 2005
	(Unaudited)
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$29,323	$16,798
Accrued professional fees	91,730	62,355
Accrued compensation and related liabilities	8,525	3,650
Short-term notes payable to related party	2,814,487	2,814,487
Short-term accrued interest payable to related party	310,487	284,894

Total current liabilities	3,254,552	3,182,184

Long-term notes payable to related party	562,500	562,500
Long-term accrued interest payable to related party	1,510	—

Total liabilities	3,818,562	3,744,684

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at March 31, 2006 (unaudited) and December 31, 2005	2,170,000	2,170,000
Class A common stock, $0.20 par value per share. Authorized 99,975,000 shares. 33,866,053 and 33,766,053 shares issued including shares held in treasury at March 31, 2006 (unaudited) and December 31, 2005, respectively	6,773,211	6,753,211
Class B common stock, $0.20 par value per share. Authorized, issued and outstanding 25,000 shares at March 31, 2006 (unaudited) and December 31, 2005	5,000	5,000
Additional paid-in capital	26,391,913	26,401,913
Accumulated deficit	(35,386,443)	(35,244,543)
Accumulated other comprehensive income	46,143	39,377
Treasury stock, at cost, 84,850 shares at March 31, 2006 (unaudited) and December 31, 2005	(49,460)	(49,460)

Total stockholders’ equity (deficit)	(49,636)	75,498

Total liabilities and stockholders’ equity (deficit)	$3,768,926	$3,820,182

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2006	2005

Revenue	$—	$—

Expenses:
Salaries and benefits	17,891	17,340
Professional fees	80,989	70,673
General and administrative	39,160	34,233

Total expenses	138,040	122,246

Other (income) expense:
Interest expense	44,613	49,907
Interest income	(40,753)	(12,961)
Gain on sale of investment in Healthology, Inc.	—	(3,461,541)

Total other (income) expense	3,860	(3,424,595)

Net income (loss)	$(141,900)	$3,302,349

Net income (loss) attributable to common stockholders	$(196,150)	$3,248,099

Basic net income (loss) per share:
Net income (loss) per common share	$0.00	$.10

Net income (loss) attributable to common stockholders	$(0.01)	$.09

Diluted net income (loss) per share:
Net income (loss) per common share	$0.00	$.09

Net income (loss) attributable to common stockholders	$(.01)	$.09

Basic weighted average shares outstanding	33,739,493	33,706,203

Diluted weighted average shares outstanding	33,739,493	35,158,703

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(141,900)	$3,302,349
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	3,260	3,710
Gain on sale of investment in Healthology, Inc.	—	(3,461,541)
Changes in operating assets and liabilities:
Due from related party	21,191	—
Accrued interest receivable	(26,568)
Prepaid expenses and other current assets	(38,500)	(25,531)
Accounts payable and accrued expenses	12,527	988
Accrued interest payable to related party	27,103	40,305
Accrued compensation and related liabilities	4,875	1,378
Accrued professional fees	29,375	66,073

Net cash used in operating activities	(108,637)	(72,269)

Cash flows from investing activities:
Purchase of certificate of deposit	—	(3,000,000)
Purchase treasury bills	(2,895,532)	—
Net proceeds on sale of investment in Healthology, Inc.	—	3,361,796

Net cash provided by investing activities	(2,895,532)	361,796

Cash flows from financing activities:
Proceeds from issuance of Class A Common Stock	10,000	—

Net cash provided by financing activities	10,000	—

Net change in cash and cash equivalents	(2,994,169)	289,527
Cash and cash equivalents at beginning of period	3,133,203	23,088

Cash and cash equivalents at end of period	$139,034	$312,615

Supplemental disclosure of cash flow information:
Cash paid during year for: Interest	$17,510	$9,601

Cash paid during year for: Taxes	$—	$—

Schedule of noncash investing and financing activities:
Gain on sale of investment	$—	$3,461,541
Less: Net amount received in cash	$—	$(3,398,293)

Amount received in form of iVillage, Inc. common stock	$—	$99,745

See notes to condensed consolidated financial statements

Le@P Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2006

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

On January 10, 2005, the Company disposed of its investment in Healthology, Inc. (“Healthology”), resulting in the receipt by the Company of more than $3,300,000 in cash plus 17,347 shares of restricted common stock of iVillage, Inc. (“iVillage”). In light of this increase in funds available for investment, on March 16, 2005, the Board of Directors of the Company determined to actively seek opportunities for the Company to make new investments or acquisitions (whether in health care, life sciences or other industries), but only in the form of controlling interests in the companies invested in or acquired or other types of investments which would not require the Company to register as an investment company pursuant to the Investment Company Act of 1940, as amended (the “’40 Act”).

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

On September 30, 1999, the Company’s Chairman and majority stockholder agreed to provide Le@P, directly or through his affiliates (collectively, the “Majority Stockholder”), funding of up to $10,000,000 to be used to fund working capital requirements and future acquisitions, as approved by the Company’s Board of Directors (the “Funding Commitment”) and as further discussed in Note 4 herein. Through December 31, 2005, the Company received $8,475,000 of the Funding Commitment and working capital loans aggregating $2,814,487 from the Majority Stockholder. The loans were not part of the Funding Commitment. On March 17, 2006 the Company entered into an Exchange and Termination Agreement (“Exchange Agreement”) with the M. Lee Pearce 2005 Irrevocable Trust (“2005 Trust”), of which the Majority Stockholder is the sole beneficiary, whereby all principal and accrued interest due on the Notes will be converted into 31,414,706 shares of the Company’s Class A Common Stock (the “Shares”), at an effective conversion price of $0.10 per share. As part of the Exchange Agreement, the Company also agreed to terminate the Majority Shareholder’s obligations under the Funding Arrangement. This transaction closed on May 12, 2006. See “Item 5. Other Events.”

The Company anticipates that the proceeds from the Healthology disposition will be sufficient to cover operating expenses through the fiscal year end.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Le@P Technology, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2005.

Consolidation

The accompanying condensed consolidated financial statements include the accounts of Le@P Technology, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Income Taxes

For the current period, no provision for income taxes has been recorded due to losses. For the prior period, no provision for income taxes has been recorded due to the utilization of net operating loss carryforwards. The Company has recorded a full valuation allowance for any deferred tax assets that have resulted from unused net operating loss carryforwards.

Stock Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure.” FASB Statement No. 148 amends FASB Statement 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FASB Statement No. 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company applies Accounting Principals Board (“APB”) No. 25 “Accounting For Stock Issued To Employees” and related interpretations in accounting for stock options granted to employees. There was no pro forma effect on net loss from outstanding options if compensation cost had been recognized consistent with FASB statement No. 123.

There were no options granted during the three months ended March 31, 2006 and 2005.

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

The audited financial statements of Healthology as of and for the year ended December 31, 2000 contained a going concern explanatory paragraph and its financial statements as of and for the year ended December 31, 2001 reflected a net loss of approximately $5,000,000. Healthology’s plans for the years ended December 31, 2002 and 2001, included raising additional equity or debt finance, additional sources of funds, and scaling back operations. Healthology was unsuccessful in such endeavors to obtain financing and continued to experience significant losses. As a result of these factors, the Company believed its investment in Healthology was materially impaired and reduced the carrying value of its investment by $1,384,358 during 2001. During 2002, Healthology was unsuccessful in its endeavors to form a merger or joint venture arrangement, and suffered continued losses amounting to approximately $988,000. Accordingly, the Company wrote-off its remaining investment of approximately $115,000 during the fourth quarter of 2002.

In the latter half of 2004, the Company participated in negotiations for a possible sale of Healthology to iVillage, Inc. (“iVillage”) which came to a successful conclusion in January 2005. On January 10, 2005, the Company completed the disposition of its entire investment in Healthology pursuant to: (i) a Stock Exchange and Merger Agreement dated as of January 7, 2005 among Healthology, iVillage, Virtue Acquisition Corporation and certain stockholders of Healthology, including the Company (the “Merger Agreement”) and (ii) a Stock Purchase Agreement, dated as of the same date (the “Stock Purchase

Agreement”), between the Company and Steven Haimowitz (“Haimowitz”), the Chief Executive Officer and principal stockholder of Healthology. The Merger Agreement and the Stock Purchase Agreement provided for the acquisition by iVillage of all the outstanding capital stock of Healthology. Pursuant to the Merger agreement, the 3,050,880 shares of Healthology Preferred Stock held by the Company were converted into $3,050,880 in cash. Pursuant to the Stock Purchase Agreement, the Company sold its 800,000 shares of Healthology common stock to Haimowitz, who, pursuant to the Merger Agreement, exchanged a portion of such Healthology common stock for 17,347 shares of iVillage restricted common stock and received $347,413 in cash for the remainder of such common stock. Haimowitz, as consideration for the sale of Healthology common stock pursuant to the Stock Purchase Agreement, paid the $347,413 in cash and transferred the 17,347 shares of iVillage restricted common stock (which were assigned an aggregate value of $99,745 market value at the date of transaction) to the Company.

4.	Funding Commitment

In connection with the Funding Commitment, through March 31, 2006, the Majority Stockholder had contributed $8,475,000 to the Company. Of this amount, approximately $4,544,000 was to fund the investment in Healthology and related transaction expenses, and the remaining balance was substantially used to fund operating expenses. In exchange for these contributions, the Company issued 1,614,284 shares of the Company’s Class A Common Stock at a purchase price of $5.25 per share. On March 30, 2000, the Board of Directors of the Company and the Majority Stockholder agreed that all funds contributed pursuant to the Funding Commitment including such Additional Funds, represent a subscription for additional shares of the Company’s Class A Common Stock at $5.25 per share (an aggregate of 290,476 shares when the remaining $1,525,000 is contributed).

On March 17, 2006 the Company entered into an Exchange and Termination Agreement with the Majority Shareholder whereby the Company has agreed to terminate the funding arrangement as further discussed in Note 5.

5.	Loans

Through March 31, 2006, the Company received loans in the amount of $2,814,487 from the Majority Stockholder. The proceeds of the loans were being used for working capital purposes. The loans were evidenced by unsecured promissory notes, which paid interest at the prime rate. Principal and interest on the loans were due and payable in one lump sum on the maturity date of March 15, 2006 (the “Maturity Date”). The notes are not part of the Funding Commitment.

On March 17, 2006 the Company entered into an Exchange and Termination Agreement (“Exchange Agreement”) with the M. Lee Pearce 2005 Irrevocable Trust (“2005 Trust”), of which the Majority Stockholder is the sole beneficiary, whereby all principal and accrued interest due on the Notes will be converted into 31,414,706 shares of the Company’s Class A Common Stock (the “Shares”), at an effective conversion price of $0.10 per share. As part of the Exchange Agreement, the Company also agreed to terminate the Majority Shareholder’s obligations under the Funding Arrangement. This transaction closed on May 12, 2006. See “Item 5. Other Events.”

Effective September 28, 2001, the Majority Stockholder sold land and buildings in Broward County, Florida to the Company in exchange for a note payable. The land and buildings have been recorded at fair value as determined by an independent third-party appraisal. The note payable consisted of a short-term promissory note in the amount of $37,500 due and paid on November 28, 2001 and a long-term note and mortgage in the amount of $562,500 (the “Long-Term Note”) due in one lump sum on

September 28, 2006. The Long-Term Note bears interest at the rate of 7% per annum. All accrued but unpaid interest on the Long-Term Note was due September 28, 2004 with regular monthly interest payments to be made thereafter. The Company paid the accrued interest of $118,125 on October 12, 2004, and continued to pay the regular monthly interest payments. On March 17, 2006, the Company replaced the note due to the Majority Shareholder with a new note that extends the due date to January 8, 2008. The new note bears interest at 7% per annum, and the total accrued interest and principal are due in one lump sum on the maturity date of January 8, 2008.

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

As of March 31, 2006, the Company is not involved in any other claims or lawsuits.

7.	Earnings (Loss) Per Share

Basic and diluted earnings per share for the three months ended March 31, 2006 and 2005 is computed using the following information:

	Three Months Ended March 31,
	2006	2005
BASIC EARNINGS PER SHARE COMPUTATION: NUMERATOR:
Net Income (loss)	$(141,900)	$3,302,349
Dividends (undeclared) on cumulative preferred stock	(54,250)	(54,250)

	$(196,150)	$3,248,099

DENOMINATOR:
Average number of common shares outstanding	33,739,493	33,706,203

DILUTED EARNINGS PER SHARE COMPUTATION: NUMERATOR:
Net income (loss)	$(141,900)	$3,302,349
Dividends (undeclared) on cumulative preferred stock	(54,250)	(54,250)

	$(196,150)	$3,248,099

DENOMINATOR:
Average number of common shares outstanding	33,739,493	33,706,203
Incremental shares for assumed exercise of securities	(a )	1,452,500

Total shares	33,739,493	35,158,703

(a)	The weighted average shares of common stock outstanding are not adjusted for potential effects of the Company’s stock options because of their antidilutive effect.

8.	Related Party Transactions

The Majority Stockholder, directly or indirectly, owns a number of real estate entities with which the Company has done or currently does business. At March 31, 2006, the Company was renting administrative office space on a month-to-month basis from one such real estate entity at approximately $4,000 per month. The Company rented out a portion of the administrative space to other related entities on a month-to-month basis during 2005 and through March 31, 2006, completely offsetting the rent expense.

As of March 31, 2006, the Company had received working capital loans of $2,814,487 from the Majority Stockholder. The working capital loans are evidenced by the promissory notes which are unsecured, bear interest at the prime rate, and interest and principal are due in one lump-sum payment on May 15, 2006. None of the promissory notes are part of the Funding Commitment.

On March 17, 2006 the Company entered into an Exchange and Termination Agreement (“Exchange Agreement”) with the M. Lee Pearce 2005 Irrevocable Trust (“2005 Trust”), of which the Majority Stockholder is the sole beneficiary, whereby all principal and accrued interest due on the Notes will be converted into 31,414,706 shares of the Company’s Class A Common Stock (the “Shares”), at an effective conversion price of $0.10 per share. As part of the Exchange Agreement, the Company also agreed to terminate the Majority Shareholder’s obligations under the Funding Arrangement. This transaction closed on May 12, 2006. See “Item 5. Other Events.”

Effective September 28, 2001, the Majority Stockholder sold land and buildings in Broward County (the “Parkson Property”), Florida to the Company in exchange for a note payable. The note payable consisted of a short-term promissory note in the amount of $37,500 due and paid on November 28, 2001 and a long-term note and mortgage in the amount of $562,500 due in one lump sum on September 28, 2006. The remaining note bears interest at the rate of 7% per annum. All accrued but unpaid interest on the long-term note was due and paid September 28, 2004 with regular monthly interest payments made thereafter. On March 17, 2006 the Company replaced the note due to the Majority Shareholder with a new note that extends the due date to January 8, 2008. The new note bears interest at 7% per annum, and the total accrued interest and principal are due in one lump sum on the maturity date of January 8, 2008.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to the Company’s business strategy and expected liquidity, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein include (the “Cautionary Statements”), without limitation the items listed below.

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

The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company may also make other acquisitions or investments outside of its normal business plan in order to achieve other objectives, including avoidance of regulation as an investment company under the ’40 Act.

Competition

The Company operates in a highly competitive, rapidly evolving business environment for the identification of prospects for future acquisition or investment. Competitors include a wide variety of companies, investment funds and other organizations, many with greater financial and technical resources than the Company. Competitors for acquisition or investment include public and private venture capital firms and private equity funds, mutual funds and private individuals.

Liquidity and Cash Requirements

As of March 31, 2006, the Company has cash and short term treasury bills on hand of $3.03 million. The Company anticipates that this cash will be sufficient to cover operating expenses through 2006. During 2006, the Company intends to looks for acquisitions or investments, which will enhance shareholder value.

Since the fourth quarter of 1999, the Company has funded its operations and its investments through proceeds from Dr. Pearce and affiliates of Dr. Pearce (collectively, the “Majority Shareholder”) pursuant to a commitment dated September 30, 1999 and an amendment dated March 20, 2000 thereto to provide or arrange for funding of up to ten million dollars (the “Funding Commitment”) and certain working capital loans. Through March 31, 2006, the Company had received an aggregate of $8.475 million pursuant to this Funding Commitment.

Through March 2006, the Company received working capital loans totaling $2,814,487 from the Majority Stockholder. These loans are evidenced by unsecured notes, bearing interest at the prime and were due and payable in one sum on March 15, 2006, which date was extended to May 12, 2006 pursuant to the Exchange and Termination Agreement. These notes are separate from the Funding Commitment.

On March 17, 2006 the Company entered into an Exchange and Termination Agreement (“Exchange Agreement”) with the M. Lee Pearce 2005 Irrevocable Trust (“2005 Trust”), of which the Majority Stockholder is the sole beneficiary, whereby all principal and accrued interest due on the Notes will be converted into 31,414,706 shares of the Company’s Class A Common Stock (the “Shares”), at an effective conversion price of $0.10 per share. As part of the Exchange Agreement, the Company also agreed to terminate the Majority Shareholder’s obligations under the Funding Arrangement. This transaction closed on May 12, 2006. See “Item 5. Other Events.”

Financial Condition at March 31, 2006 Compared to March 31, 2005

Total assets decreased to approximately $3.76 million as of March 31, 2006 compared to $3.82 million as of March 31, 2005. This decrease in total assets is primarily a result of the decrease in cash for the payment of the annual directors and officers insurance policy of $52,000.

Total liabilities increased to approximately $3.81 million as of March 31, 2006 compared to $3.74 million as of March 31, 2005. This increase was primarily due to an increase of accrued professional fees of approximately $29,000 and an increase of accrued interest payable of approximately $26,000.

Results of Operations for the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005

Operating expenses for the three months ended March 31, 2006 were approximately $138,000 compared to approximately $122,000 for the three months ended March 31, 2005, an increase of approximately $16,000. This increase is primarily due to the increase in professional fees of $10,000 in the first quarter of 2006 due to the legal fees associated with the Exchange and Termination Agreement with the Majority Shareholder. General and administrative expenses also increased by approximately $5,000 in the first quarter of 2006 compared to the first quarter of 2005.

As a result of the foregoing, the Company’s operating loss for the three months ended March 31, 2006 was approximately $142,000 compared to net income of approximately $3.3 million in the three months ended March 31, 2005. The Company had net income in the first quarter of 2005 due to the gain on the sale of its Healthology stock in January 2005.

Item 3.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s Audit Committee and management, including the Acting Principal Executive Officer and Acting Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the Company’s Audit Committee and management, including the Acting Principal Executive Officer and Acting Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.

Changes in Internal Controls

There have been no changes in the Company’s internal controls over financial reporting that are reasonably likely to materially affect our internal controls in the current fiscal quarter presented.

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings

See Note 6 of the Company’s March 31, 2006 condensed consolidated financial statements included in Part I, Item 1 of this Form 10-QSB.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 27, 2006, the Company issued 100,000 shares of its common stock to Dr. Jerome Fields at a price of $0.10 per share and other good and valuable consideration. The Company issued these shares to Dr. Fields in a private offering in reliance upon Section 4(2) of the Securities Act of 1933, because the investor was knowledgeable, sophisticated and had access to comprehensive information about us. The Company placed legends on the certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on May 12, 2006. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to that of management.

1. All of management’s nominees for three Class A Directors and one Class B Director listed in the proxy statement were elected. Mary E. Thomas, Mayra V. Diaz and Jerome Fields, M.D. were elected as Class A directors to serve until the Annual Shareholders Meeting held in 2007 or until their successors are elected and qualified. The number of votes cast for each Class A nominee by the Class A shareholders is as follows:

DIRECTOR	FOR	AGAINST	WITHHELD	ABSTAIN
Mayra Diaz	32,222,892	0	13,985	0
Mary E. Thomas	32,222,867	0	14,010	0
Jerome Fields, M.D.	32,223,341	0	13,536	0

Timothy C. Lincoln was elected as a Class B director to serve until the Annual Shareholders Meeting held in 2007 or until his successors are elected and qualified. The number of votes cast for the Class B nominee by the Class B shareholders is as follows:

DIRECTOR	FOR	AGAINST	WITHHELD	ABSTAIN
Timothy C. Lincoln	25,000	0	0	0

2. The proposal to consider and act upon an amendment to Article Four of the Company’s Certificate of Incorporation to (i) increase the number of shares of class a common Stock that the Company is authorized to issue from 99,975,000 to 149,975,000 and (ii) to decrease the par value of the Class A

Common Stock and the Class B Common Stock from $0.20 per share to $0.01 per share was ratified and approved by the following votes:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
32,137,977	97,899	976	0

3. The proposal to approve the appointment of Berkowitz Dick Pollack and Brant, LLP as the Company’s independent auditors for the fiscal year ended December 31, 2006, was ratified by the following votes:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
32,235,442	1,060	375	0

Item 5.	Other Information

On May 12, 2006, the Company and the 2005 Trust consummated the closing of the Exchange Agreement in which the 2005 Trust agreed to convert an aggregate of $3.14 million in indebtedness owned by the Company into an aggregate of 31,414,706 shares of the Company’s Class A Common Stock at an effective conversion price of $0.10 per share. As part of the Exchange Agreement, the Company also agreed to terminate the Funding Arrangement with the Majority Shareholder.

The Company issued the Shares to the 2005 Trust in a private offering in reliance upon Section 4(2) of the Securities Act of 1933, because the investor was knowledgeable, sophisticated and had access to comprehensive information about the Company. The Company placed legends on the certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

As a result of the issuance of the Shares to the 2005 Trust, as of May 12, 2006, 65,195,909 shares of the Company’s Class A Common Stock are issued and outstanding. The Company’s liabilities have also been decrease by $3.14 million as a result of the Exchange Agreement.

On May 12, 2006, the Company filed an amendment to its Certificate of Incorporation with the Delaware Secretary of State to (i) increase the number of shares of Class A Common Stock that the Company is authorized to issue from 99,975,000 to 149,975,000 and (ii) to decrease the par value of the Class A Common Stock and the Class B Common Stock. This proposal was approved by the Company’s shareholders at its Annual Meeting held on May 12, 2006. See “Item 4. Submission of Matters to a Vote of Security Holders.”

Item 6.	Exhibits and Reports on Form 8-K
2.1	Amendment to the Company’s Certificate of Incorporation dated May 12, 2006.*
10.1

Exchange and Termination Agreement dated March 17, 2006, effective as of March 15, 2006, between Le@P Technology, Inc. and the M. Lee Pearce 2005 Irrevocable Trust (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K as filed with the SEC on March 21, 2006).

10.2

Fairness Opinion dated March 15, 2006 issued by Stenton Leigh Valuation Group, Inc. on March 16, 2006 (incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K as filed with the SEC on March 21, 2006).

10.3

Promissory Note dated March 17, 2006 in the principal amount of $562,500 executed by Parkson Property, LLC in favor of Bay Colony Associates, Ltd. (incorporated by reference to Exhibit 10.3 in the Company’s Current Report on Form 8-K as filed with the SEC on March 21, 2006).

31.1	Certification of Acting Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Acting Principal Executive Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Acting Principal Financial Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.*

* Filed herewith

(a)	Reports on Form 8-K

Form 8-K filed March 21, 2006 relating to an Exchange and Termination Agreement entered into with the Majority Shareholder (items 1.01 and 1.02 events) dated March 15, 2006.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LE@P TECHNOLOGY, INC.

Dated: May 15, 2006	By:	/s/ Timothy C. Lincoln

Timothy C. Lincoln

Acting Principal Executive Officer

By:	/s/ Mary E. Thomas

Mary E. Thomas

Acting Principal Financial Officer

Exhibit Index

Exhibit	Description
2.1	Amendment to the Company’s Certificate of Incorporation dated May 12, 2006.
31.1	Certification of Acting Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Acting Principal Executive Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Acting Principal Financial Officer relating to Periodic Financial Report pursuant to 18 U.S.C. Section 1350.