Form 10QSB
period 2006-06-30
LEAP TECHNOLOGY INC / DE
filed 2006-08-08
CIK 110027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-5667 Le@P Technology, Inc. (Exact name of small business issuer as specified in its charter)

Delaware	65-0769296
(State of Incorporation)	(IRS Employer ID No.)

5601 N. Dixie Highway, Suite 411, Fort Lauderdale, FL 33334
(Address of principal executive offices)

(954) 771-1772
(Registrant’s telephone number)

(954) 928-0978
(Registrant’s fax number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒         No ☐

Indicate by checkmark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ___

Class A Common Stock, par value $0.01 per share; 65,195,909 outstanding as of August 1, 2006
Class B Common Stock, par value $0.01 per share; 25,000 shares outstanding as of August 1, 2006

Transitional Small Business Disclosure Format (check one):   Yes ☐   No ☒

LE@P TECHNOLOGY, INC. AND SUBSIDIARIES FORM 10-QSB INDEX

2

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Le@P Technology, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

	June 30, 2006	December 31, 2005

	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$387,983	$3,133,203
Treasury bills	2,706,221	—
Accrued interest receivable	41,882	—
Due from related party	—	21,191
Prepaid expenses and other current assets	34,667	9,167

Total current assets	3,170,753	3,163,561

Property and equipment, net	510,596	516,798
Investment in iVillage, Inc., available for sale	—	139,123
Other assets	170	700

Total assets	$3,681,519	$3,820,182

See notes to condensed consolidated financial statements.
3

Le@P Technology, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (continued)

	June 30, 2006	December 31, 2005

	(Unaudited)

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$24,423	$16,798
Accrued professional fees	48,848	62,355
Accrued compensation and related liabilities	6,385	3,650
Short-term notes payable to related party	—	2,814,487
Short-term accrued interest payable to related party	—	284,894

Total current liabilities	79,656	3,182,184

Long-term notes payable to related party	562,500	562,500
Long-term accrued interest payable to related party	11,327	—

Total liabilities	653,483	3,744,684

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at June 30, 2006 (unaudited) and December 31, 2005.	2,170,000	2,170,000
Class A Common Stock, $0.01 and $0.20 par value per share at June 30, 2006 (unaudited) and December 31, 2005, respectively. Authorized 149,975,000 and 99,975,000 shares at June 30, 2006 (unaudited) and December 30, 2005, respectively. Issued 65,280,759 and 33,766,053 shares issued including shares held in treasury at June 30, 2006 (unaudited) and December 31, 2005, respectively.	652,808	6,753,211
Class B Common Stock, $0.01 and $0.20 par value per share at June 30,2006 (unaudited) and December 31, 2005, respectively. Authorized, issued and outstanding 25,000 shares at June 30, 2006 (unaudited) and December 31, 2005.	250	5,000
Additional paid-in capital	35,658,537	26,401,913
Accumulated deficit	(35,404,099)	(35,244,543)
Accumulated other comprehensive income	—	39,377
Treasury stock, at cost, 84,850 shares at June 30, 2006 (unaudited) and December 31, 2005.	(49,460)	(49,460)

Total stockholders’ equity	3,028,036	75,498

Total liabilities and stockholders’equity	$3,681,519	$3,820,182

See notes to condensed consolidated financial statements.
4

Le@P Technology, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Revenue	$—	$—	$—	$—

Expenses:
Salaries and benefits	14,341	12,627	32,233	29,966
Professional fees	11,232	41,856	92,221	112,528
General and administrative	35,521	51,006	63,837	85,542

Total expenses	61,094	105,489	188,291	228,036

Other (income) expense:
Interest expense	35,745	54,161	80,358	104,067
Interest income	(31,479)	(22,722)	(61,389)	(35,683)
Gain on sale of investment in iVillage, Inc.	(47,704)	—	(47,704)	—
Gain on sale of investment in Healthology, Inc.	—	—	—	(3,461,541)

Net income (loss)	$(17,656)	$(137,230)	$(159,556)	$3,165,121

Net income (loss) attributable to common stockholders	$(71,906)	$(191,480)	$(268,056)	$3,056,621

Basic net income (loss) per share:

Net income (loss) per common share	$0.00	$0.00	$0.00	$0.09

Net income (loss) attributable to common stockholders	$0.00	$(0.01)	$0.00	$0.09

Diluted net income (loss) per share:

Net income (loss) per common share	$0.00	$(0.01)	$0.00	$0.09

Net income (loss) attributable to common stockholders	$0.00	$(0.01)	$0.00	$0.09

Basic weighted average shares outstanding	51,067,030	33,706,203	42,451,453	33,706,203

Diluted weighted average shares outstanding	65,210,909	33,706,203	65,210,909	35,158,703

See notes to condensed consolidated financial statements.
5

Le@P Technology, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months Ended June 30,

	2006	2005

Cash flows from operating activities:
Net income (loss)	$(159,556)	$3,165,121
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	6,202	7,452
Gain on sale of investment in Healthology, Inc.	—	(3,461,541)
Gain on sale of investment in iVillage, Inc.	(47,704)	—
Changes in operating assets and liabilities:
Due from related party	21,191	(16,875)
Accrued interest receivable	(41,882)	—
Prepaid expenses and other current assets	(25,500)	(32,391)
Other assets	530	—
Accounts payable and accrued expenses	7,625	7,290
Accrued interest payable to related party	53,417	84,541
Accrued compensation and related liabilities	2,735	(641)
Accrued professional fees	(13,507)	9,750

Net cash used in operating activities	(196,448)	(237,294)

Cash flows from investing activities:
Purchase of certificate of deposit	—	(3,000,000)
Purchase treasury bills	(2,706,221)	—
Proceeds from sale of investment in iVillage, Inc.	147,449	—
Net proceeds on sale of investment in Healthology, Inc.	—	3,361,796

Net cash (used in) provided by investing activities	(2,558,772)	361,796

Cash flows from financing activities:
Proceeds from issuance of Class A Common Stock	10,000	—

Net cash provided by financing activities	10,000	—

Net change in cash and cash equivalents	(2,745,220)	124,502
Cash and cash equivalents at beginning of period	3,133,203	23,088

Cash and cash equivalents at end of period	$387,983	$147,590

Supplemental disclosure of cash flow information:
Cash paid during year for: Interest	$18,634	$—

Cash paid during year for: Taxes	$—	$—

Schedule of noncash investing and financing activities:

Conversion of short-term notes payable and accrued interest payable to related party for Class A Common Stock	$3,141,471	—

Gain on sale of investment	$—	$3,461,541
Less: Net amount received in cash	$—	$(3,361,796)

Amount received in form of iVillage, Inc. common stock	$—	$99,745

See notes to condensed consolidated financial statements.
6

Le@P Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2006
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

The Company’s January 10, 2005 sale of its investment in Healthology to iVillage, Inc. (“iVillage”) generated cash exceeding $3,300,000 and 17,347 restricted shares of iVillage (which the Company subsequently sold for $147,449 on June 20, 2006, resulting in a gain of $47,704). On March 16, 2005, the Board determined to use these increased available funds actively to seek new investments or acquisitions (in health care, life sciences or other industries) structured (as controlling interests or otherwise) to avoid subjecting the Company to requirements and regulation as an investment company under the Investment Company Act of 1940.

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

On September 30, 1999, the Company’s Chairman and majority stockholder or his affiliates (e.g. 2005 Trust) (collectively, the “Majority Stockholder”) agreed to provide Le@P up to $10 million to finance working capital requirements and future acquisitions, as approved by the Company’s Board of Directors (the “Funding Commitment”). See Note 4 herein. Through December 31, 2005, the Company received $8,475,000 under the Funding Commitment, and, separately, unsecured working capital loans aggregating $2,814,487 (the “Notes”) from the Majority Stockholder. On March 17, 2006, the Majority Stockholder agreed to convert the Notes into equity pursuant to an Exchange and Termination Agreement (“Exchange Agreement”) under which (a) the Majority Stockholder exchanged the $3.14 million of principal and accrued interest under the Notes (“Note Balance”) for 31,414,706 shares of Class A Common Stock, and (b) the Company terminated the Funding Commitment. The Exchange Agreement closed on May 12, 2006.

The Company anticipates that the remaining proceeds from the Healthology disposition will be sufficient to cover operating expenses through the fiscal year end.

2.             Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

The Company applies Accounting Principles Board Opinion (“APB”) No. 25 “Accounting For Stock Issued To Employees” and related interpretations in accounting for stock options granted to employees.

There was no pro forma effect on net loss from outstanding options if compensation cost had been recognized consistent with FASB statement No. 123.

There were no options granted during the six months ended June 30, 2006 and 2005.

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

3.             Investments

Healthology, Inc.

On March 27, 2000, the Company purchased approximately 3,200,000 shares of Healthology Series A Convertible Voting Preferred Stock (about 21% of Healthology’s equity on an as-converted basis) for approximately $3.5 million. On February 5, 2001, Healthology exercised a put option and Le@P purchased 800,000 shares of Healthology common stock for $1,000,000. Healthology was a privately held, health-media company based in New York, New York that produced and distributed original healthcare content generated by health professionals. The Majority Stockholder financed these Healthology investments pursuant to the Funding Commitment described in Note 4 herein.

Healthology’s audited financial statements for 2000 contained a going concern explanatory paragraph and its 2001 financial statements reflected a net loss of approximately $5,000,000. Healthology’s plans for 2001 and 2002 included raising additional equity, debt or joint venture financing, and scaling back operations. Healthology failed to obtain financing and continued to experience significant losses. As a result of these factors, the Company believed its investment in Healthology was materially impaired and reduced the carrying value of its investment during 2000, 2001 and 2002, entirely writing off these investments.

In the latter half of 2004, the Company negotiated to sell its Healthology investments to iVillage and Steven Haimowitz (“Haimowitz”), Healthology’s Chief Executive Officer and principal stockholder. On January 10, 2005, the Company sold its entire Healthology investments pursuant to: (i) a Stock Exchange and Merger Agreement dated as of January 7, 2005 among Healthology, iVillage, Virtue Acquisition Corporation and certain stockholders of Healthology, including the Company (the “Merger Agreement”) and (ii) a Stock Purchase Agreement, dated as of the same date (the “Stock Purchase Agreement”) between the Company and Haimowitz. Pursuant to the Merger Agreement, the Company’s 3,050,880 shares of Healthology preferred stock were converted into $3,050,880 in cash. Pursuant to the Stock Purchase Agreement, the Company sold its 800,000 shares of Healthology common stock to Haimowitz, who, in turn, received pursuant to the Merger Agreement 17,347 shares of iVillage restricted common stock and $347,413 in cash for those 800,000 shares. Haimowitz paid the $347,413 in cash and transferred to the Company the 17,347 shares of iVillage restricted common stock (which were assigned an aggregate value of $99,745 market value at the date of transaction). On June 20, 2006, the Company sold the 17,347 iVillage shares for proceeds of $147,449, resulting in a gain of $47,704.

4.             Funding Commitment

The Majority Stockholder contributed $8,475,000 to the Company through March 16, 2006 under the Funding Commitment.

The Company issued the Majority Stockholder 1,614,284 shares of the Company’s Class A Common Stock (at a purchase price of $5.25 per share) for these contributions, and on March 30, 2000, agreed to issue up to an additional 290,476 shares upon the Majority Stockholder’s funding the remaining $1,525,000 under the Funding Commitment. On March 17, 2006, the Company entered into an Exchange and Termination Agreement with the Majority Shareholder, which terminated the Funding Commitment as further discussed in Note 5.

5.             Loans

In addition to and separate from the Funding Commitment (Note 4), the Majority Stockholder funded the Company through working capital loans aggregating to $2,814,487 evidenced by Notes, bearing interest at prime, with principal and accrued interest originally due in a single payment on March 15, 2006 (the “Maturity Date”).

On March 17, 2006, the Majority Stockholder agreed to convert the Note balances into equity pursuant to the Exchange Agreement under which (a) the Majority Stockholder exchanged the Note Balance for 31,414,706 shares of the Company’s Class A Common Stock, and (b) the Company terminated the Funding Commitment. The Exchange Agreement closed on May 12, 2006, and the conversion is reflected in the accompanying Consolidated Financial Statements. See “Item 5 of Part II - Other Information.”

Effective September 28, 2001, the Company purchased land and buildings in Broward County, Florida from the Majority Stockholder for Notes Payable (the “Real Estate Loan”). The Company recorded the land and buildings at fair value as determined by an independent third-party appraisal. The Real Estate Loan consisted of a short-term $37,500 obligation due and paid on November 28, 2001, and a $562,500 long-term mortgage note (the “Long-Term Note”), bearing interest at 7% per annum. All accrued interest under the Long-Term Note became due September 28, 2004 with regular monthly interest payments due thereafter. The Company paid the accrued interest of $118,125 on October 12, 2004, and continued to pay the regular monthly interest payments. Principal and accrued interest under the Long-Term Note were due in one lump sum on September 28, 2006. On March 17, 2006, the Company refinanced the Long-Term Note at the same 7% interest rate and extended the maturity of both principal and interest payments, until January 8, 2008.

6.             Contingencies

Certain Company subsidiaries, which were previously (prior to August 14, 1996) engaged in offshore supply businesses and are now inactive, and other ship-owning companies, were sued in 1996 as part of an industry wide series of similar claims based on the alleged exposure of 64 former seamen to maritime asbestos and other toxic substances while working on vessels such companies operated. On May 1, 1996, the claims against the Company’s subsidiaries and the other defendants were administratively dismissed subject to reinstatement against one or more specific defendants upon a specific showing that a plaintiff (a) suffers from an asbestos-related disease and (b) was exposed to asbestos containing products on the vessels operated by such defendant(s). Since such date, none of the cases against the Company’s subsidiaries have been reinstated. At the present time, the Company does not believe such cases are likely to have a material adverse impact upon the Company.

As of June 30, 2006, the Company is not involved in any other claims or lawsuits.

7. Earnings (Loss) Per Share Basic and diluted earnings (loss) per share for the six and three months ended June 30, 2006 and 2005 is computed using the following information:

	Six Months Ended June 30,
	2006	2005

BASIC EARNINGS (LOSS) PER SHARE COMPUTATION:
NUMERATOR:
Net Income (loss)	$(159,556)	$3,165,121
Dividends (undeclared) on cumulative preferred stock	(108,500)	(108,500)

	$(268,056)	$3,056,621

DENOMINATOR:
Average number of common shares outstanding	42,451,453	33,706,203

DILUTED EARNINGS (LOSS) PER SHARE COMPUTATION:
NUMERATOR:
Net income (loss)	$(159,556)	$3,165,121
Dividends (undeclared) on cumulative preferred stock	(108,500)	(108,500)

	$(268,056)	$3,056,621

DENOMINATOR:
Average number of common shares outstanding	42,451,453	33,706,203
Incremental shares for assumed exercise of securities	(a )	1,452,500

Total shares	42,451,453	35,158,703

(a)	The weighted average shares of common stock outstanding are not adjusted for potential effects of the Company’s stock options because of their antidilutive effect.

	Three Months Ended June 30,
	2006	2005

BASIC EARNINGS (LOSS) PER SHARE COMPUTATION:
NUMERATOR:
Net Income (loss)	$(17,656)	$(137,230)
Dividends (undeclared) on cumulative preferred stock	(54,250)	(54,250)

	$(71,906)	$(191,480)

DENOMINATOR:
Average number of common shares outstanding	51,067,030	33,706,203

DILUTED EARNINGS (LOSS) PER SHARE COMPUTATION:
NUMERATOR:
Net income (loss)	$(17,656)	$(137,230)
Dividends (undeclared) on cumulative preferred stock	(54,250)	(54,250)

	$(71,906)	$(191,480)

DENOMINATOR:
Average number of common shares outstanding	51,067,030	33,706,203
Incremental shares for assumed exercise of securities	(a )	(a )

Total shares	51,067,030	33,706,203

(a)	The weighted average shares of common stock outstanding are not adjusted for potential effects of the Company’s stock options because of their antidilutive effect.
11

8.             Related Party Transactions

The Majority Stockholder, directly or indirectly, owns a number of real estate entities with which the Company has done or currently does business. At June 30, 2006, the Company was renting administrative office space on a month-to-month basis from one such real estate entity at approximately $4,000 per month. The Company subleased a portion of these premises on a month-to-month basis to other affiliates of the Majority Stockholder, completely offsetting the rent expense.

Prior to 2005, the Majority Shareholder financed the Company’s operations and investments through (i) the Funding Commitment of up to $10 million; and (ii) additional unsecured working capital loans separate from the Funding Commitment. Through March 31, 2006, the Company had received an aggregate amount of $8.475 million pursuant to the Funding Commitment and $2,814,487 under the working capital loans (“Notes”), bearing interest at prime and originally due March 15, 2006 (later extended to May 12, 2006, when the Note Balance aggregated to approximately $3.14 million).

On March 17, 2006, the Majority Stockholder agreed to convert the Note Balance into equity pursuant to the Exchange Agreement under which (a) the Majority Stockholder exchanged the Note Balance for 31,414,706 shares of the Company’s Class A Common Stock, and (b) the Company terminated the Funding Commitment. The Exchange Agreement closed on May 12, 2006. See “Item 5 of Part II – Other Information.”

Effective September 28, 2001, the Company purchased land and buildings in Broward County, Florida from the Majority Stockholder and incurred the Real Estate Loan. The Company recorded the land and buildings at fair value as determined by an independent third-party appraisal. The Real Estate Loan consisted of a short-term $37,500 obligation due and paid on November 28, 2001, and the Long-Term Note, bearing interest at 7% per annum. All accrued interest under the Long-Term Note became due September 28, 2004 with regular monthly interest payments due thereafter. The Company paid the accrued interest of $118,125 on October 12, 2004, and continued to pay the regular monthly interest payments. Principal and accrued interest under the Long-Term Note were due in one lump sum on September 28, 2006.  On March 17, 2006, the Company refinanced the Long-Term Note at the same 7% interest rate and extended the maturity of both principal and interest payments until January 8, 2008.

9.             Equity Transactions

On February 27, 2006, the Company issued 100,000 shares of Class A Common Stock to Dr. Jerome Fields at a price of $0.10 per share.

On May 12, 2006, following the 2006 Annual Meeting, the Company amended its Delaware Certificate of Incorporation to (a) increase the Company’s authorized shares of Class A Common stock by 50 million shares, from 99,975,000 to 149,975,000, and (b) decrease the par value of the Class A and Class B Common Stock from $.20 to $.01 per share. See “Item 4 of Part II-Submission of Matters to a Vote of Security Holders”

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to the Company’s business strategy and expected liquidity, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein include, without limitation, the items listed below:

•	The ability to raise capital;

•	The ability to execute business strategy in a very competitive environment;

•	The degree of financial leverage;

•	The ability to control future operating and other expenses;

•	Risks associated with the capital markets and investment climate;

•	Risks associated with acquisitions and the integration thereof;

•	Regulatory considerations under the Investment Company Act of 1940;

•	Contingent liabilities; and

•	Other risks referenced from time to time in the Company’s filings with the Securities and Exchange Commission.

The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Strategy

The Company’s January 10, 2005 sale of its investment in Healthology to iVillage, Inc. generated cash exceeding $3,300,000 and 17,347 restricted shares of iVillage (which the Company subsequently sold for $147,449 on June 20, 2006). On March 16, 2005, the Board voted to use these increased available funds actively to seek new investments or acquisitions (in health care, life sciences or other industries) structured (as controlling interests or otherwise) to avoid subjecting the Company to requirements and regulation as an investment company under the Investment Company Act of 1940.

Competition

The Company faces a highly competitive, rapidly evolving business environment in seeking to identify and capitalize upon acquisition or investment opportunities. Competitors include a wide variety of venture capital, private equity, mutual funds, private investors, and other organizations, many with access to public capital and greater financial and technical resources than the Company.

Liquidity and Cash Requirements

The Company anticipates that its cash and short term treasury investments, aggregating to more than $3 million as of June 30, 2006, will cover its operating expenses at least through the fiscal year end, and the Company intends during this period to seek and capitalize upon acquisitions or investments to enhance shareholder value.

Prior to 2005 and the Healthology sale, the Majority Shareholder financed the Company’s operations and investments through (i) the Funding Commitment of up to $10 million, and (ii) additional unsecured working capital loans separate from the Funding Commitment. Through March 31, 2006, the Company had received an aggregate of $8.475 million pursuant to the Funding Commitment and Notes in the principal amount of $2,814,487, bearing interest at prime and originally due March 15, 2006.

On March 17, 2006, the Majority Stockholder further improved the Company’s working capital position by agreeing to convert the Note Balance into equity pursuant to the Exchange Agreement under which (a) the Majority Stockholder exchanged the Note Balance for 31,414,706 shares of the Company’s Class A Common Stock, and (b) the Company terminated the Funding Commitment. The Exchange Agreement closed on May 12, 2006. See “Item 5 of Part II - Other Information.”

Financial Condition at June 30, 2006 Compared to December 31, 2005

The Company’s total assets decreased from $3.82 million at the end of 2005 to $3.68 million at June 30, 2006, primarily reflecting the expenditure of cash and short term treasuries to pay $188,000 of operating expenses during the first six months of 2006, offset by interest income earned.

The Company’s total liabilities decreased from $3.74 million at the end of 2006 to $653,000 at June 30, 2006, primarily reflecting the May 12, 2006 exchange of the Note Balance for Class A Common Stock. See “Item 5 of Part II – Other Information.”

Comparison of Results of Operations for the Three Months Ended June 30, 2006 to the Three Months Ended June 30, 2005

The Company narrowed its operating loss in the second quarter of 2006 to approximately $18,000, compared to operating losses of approximately $137,000 in the second quarter of 2005, primarily reflecting (a) $44,000 in decreased operating expenses, (b) $18,000 in reduced interest expense after the May 12, 2006 closing under the Exchange Agreement, and (c) $48,000 in gain from the sale of iVillage shares in the current quarter. The Company’s operating expenses declined from $105,000 in the second quarter of 2005 to $61,000 in the current period, primarily reflecting $30,000 in reduced professional expenses and $15,000 in reduced general and administrative expenses. See “Item 5 of Part II – Other Information.”

Comparison of Results of Operations for the Six Months Ended June 30, 2006 to the Six Months Ended June 30, 2005

The Company’s $159,000 operating loss for the six months ended June 30, 2006 contrasts with its $3.16 million net income in the first half of 2005 and reflects the Company’s sale of its Healthology investments, generating $3.4 million in the prior period.

Item 3.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s Audit Committee and management, including the Acting Principal Executive Officer and Acting Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the Company’s Audit Committee and management, including the Acting Principal Executive Officer and Acting Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

Changes in Internal Controls

There have been no changes in the Company’s internal controls over financial reporting that are reasonably likely to materially affect the Company’s internal controls in the current fiscal quarter presented.

PART II.            OTHER INFORMATION

Item 1.       Legal Proceedings

See Note 6 of the Company’s June 30, 2006 condensed consolidated financial statements included in Part I, Item 1 of this Form 10-QSB.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

On February 27, 2006, the Company issued 100,000 shares of Class A Common Stock to Dr. Jerome Fields at a price of $0.10 per share. On May 12, 2006, the Company issued 31,414,706 shares of Class A Common Stock (at a price of $0.10 per share) at the closing under the Exchange Agreement. The Company issued these shares in private placements in reliance upon Section 4(2) of the Securities Act of 1933 (the “1933 Act”) because in each case the investor was knowledgeable, sophisticated and had access to comprehensive information about the Company. The Company placed legends on the certificates representing all of these shares, reflecting their issuance under exemption from the 1933 Act registration, and the restrictions on their sale or transfer.

Item 4.       Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 12, 2006 (the “2006 Meeting”). The Company solicited proxies for the meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “1934 Act”) and there was no solicitation opposing the Company’s. At the 2006 Meeting:

                    1.    The Majority Stockholder, as the holder of the Company’s Class B Common Stock, waived for this meeting its right to nominate and elect a majority of the Company’s Board of Directors. Three Class A Directors and one Class B Director were nominated, all of whom were elected at the 2006 Meeting. Mary E. Thomas, Mayra V. Diaz and Jerome Fields, M.D. were elected as Class A directors to serve until the 2007 Annual Shareholders Meeting or until their successors are elected and qualified. The number of votes cast for each Class A nominee by the holders of Class A Common Stock is as follows:

DIRECTOR	FOR	AGAINST	WITHHELD	ABSTAIN

Mayra Diaz	32,222,892	0	13,985	0
Mary E. Thomas	32,222,867	0	14,010	0
Jerome Fields, M.D	32,223,341	0	13,536	0

Timothy C. Lincoln was elected as a Class B director to serve until the 2007 Annual Shareholders Meeting or until his successor is elected and qualified. The number of votes cast for the Class B nominee by the holders of Class B Common Stock is as follows:

DIRECTOR	FOR	AGAINST	WITHHELD	ABSTAIN

Timothy C. Lincoln	25,000	0	0	0

                    2.    The shareholders ratified and approved proposals to amend Article Four of the Company’s Certificate of Incorporation to (i) increase the Company’s authorized shares of Class A Common Stock by 50 million shares, from 99,975,000 to 149,975,000, and (ii) decrease the par value of both Class A and Class B Common Stock from $0.20 per share to $0.01 per share (as required to consummate the Exchange Agreement), by the following votes:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE

32,137,977	97,899	976	0

                    3.    The shareholders approved and ratified the appointment of Berkowitz Dick Pollack and Brant, LLP as the Company’s independent auditors for the fiscal year ended December 31, 2006 by the following votes:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE

32,235,442	1,060	375	0

Item 5.        Other Information

On May 12, 2006, following the 2006 Meeting, the Company amended its Delaware Certificate of Incorporation to (a) increase the Company’s authorized shares of Class A Common Stock by 50 million shares, from 99,975,000 to 149,975,000, and (b) decrease the par value of the Class A and Class B Common Stock from $.20 to $.01 per share. See “Item 4. Submission of Matters to a Vote of Security Holders.”

Also on May 12, 2006, the Company consummated the Exchange Agreement, and the 2005 Trust exchanged the $3.14 million Note Balance for 31,414,706 shares of the Company’s Class A Common Stock, at an effective conversion price of $0.10 per share. The Company obtained a fairness opinion dated March 15, 2006 from Stenton Leigh Valuation Group, Inc., which confirmed that this price is fair to the Company’s shareholders from a financial point of view. As part of the Exchange Agreement, the Company also terminated the Majority Stockholder’s Funding Commitment.

As of May 12, 2006, giving effect to the closing of the Exchange Agreement, 65,195,909 shares of Class A Common Stock were issued and outstanding, and the Company’s liabilities were decreased by $3.14 million.

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

None
17

SIGNATURE In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LE@P TECHNOLOGY, INC.

Dated: August 8, 2006	By:	/s/ Timothy C. Lincoln
Timothy C. Lincoln Acting Principal Executive Officer

By:	/s/ Mary E. Thomas
Mary E. Thomas Acting Principal Financial Officer
18

Exhibit Index

Exhibit	Description

31.1	Certification of Acting Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Acting Principal Executive Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Acting Principal Financial Officer relating to Periodic Financial Report pursuant to 18 U.S.C. Section 1350.
19