Form 10QSB
period 2006-09-30
LEAP TECHNOLOGY INC / DE
filed 2006-10-19
CIK 110027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

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
☐

Class A Common Stock, par value $0.01 per share; 65,195,909 outstanding as of October 1, 2006
Class B Common Stock, par value $0.01 per share; 25,000 shares outstanding as of October 1, 2006

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

LE@P TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-QSB

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2006	December 31, 2005

	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$3,109,602	$3,133,203
Due from related party	—	21,191
Prepaid expenses and other current assets	21,667	9,167

Total current assets	3,131,269	3,163,561

Property and equipment, net	510,352	516,798
Investment in iVillage, Inc.	—	139,123
Other assets	170	700

Total assets	$3,641,791	$3,820,182

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(continued)

	September 30, 2006	December 31, 2005

	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$27,824	$16,798
Accrued professional fees	49,151	62,355
Accrued compensation and related liabilities	5,764	3,650
Short-term notes payable to related party	—	2,814,487
Short-term accrued interest payable to related party	—	284,894

Total current liabilities	82,739	3,182,184

Long-term notes payable to related party	562,500	562,500
Long-term accrued interest payable to related party	21,252	—

Total liabilities	666,491	3,744,684

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at September 30, 2006 (unaudited) and December 31, 2005.	2,170,000	2,170,000
Class A Common Stock, $0.01 and $0.20 par value per share at September 30, 2006 (unaudited) and December 31, 2005, respectively. Authorized 149,975,000 and 99,975,000 shares at September 30, 2006 (unaudited) and December 30, 2005, respectively. Issued 65,280,759 and 33,766,053 shares including shares held in treasury at September 30, 2006 (unaudited) and December 31, 2005, respectively.	652,808	6,753,211
Class B Common Stock, $0.01 and $0.20 par value per share at September 30, 2006 (unaudited) and December 31, 2005, respectively. Authorized, issued and outstanding 25,000 shares at September 30, 2006 (unaudited) and December 31, 2005.	250	5,000
Additional paid-in capital	35,658,537	26,401,913
Accumulated deficit	(35,456,835)	(35,244,543)
Accumulated other comprehensive income	—	39,377
Treasury stock, at cost, 84,850 shares at September 30, 2006 (unaudited) and December 31, 2005.	(49,460)	(49,460)

Total stockholders’ equity	2,975,300	75,498

Total liabilities and equity	$3,641,791	$3,820,182

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Revenue	$—	$—	$—	$—

Expenses:
Salaries and benefits	14,652	16,646	46,884	46,612
Professional fees	34,746	(7,368)	126,967	105,158
General and administrative	30,992	36,294	94,829	126,529

Total expenses	80,390	45,572	268,680	278,299

Other (income) expense:
Interest expense	9,925	59,276	90,283	163,344
Interest income	(37,578)	(25,176)	(98,967)	(64,496)
Gain on sale of investment in iVillage, Inc.	—	—	(47,704)	—
Gain on sale of investment in Healthology, Inc.	—	—	—	(3,461,541)

Net income (loss)	$(52,737)	$(79,672)	$(212,292)	$3,084,394

Net income (loss) attributable to common stockholders	$(106,987)	$(133,922)	$(375,042)	$2,921,644

Basic net income (loss) per share:

Net income (loss) per common share	$0.00	$0.00	$0.00	$0.09

Net income (loss) attributable to common stockholders	$0.00	$0.00	$(0.01)	$0.09

Diluted net income (loss) per share:

Net income (loss) per common share	$0.00	$0.00	$(0.01)	$0.09

Net income (loss) attributable to common stockholders	$0.00	$0.00	$(0.01)	$0.08

Basic weighted average shares outstanding	65,220,909	33,706,203	50,120,970	33,706,203

Diluted weighted average shares outstanding	65,220,909	33,706,203	50,120,970	35,158,703

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months Ended September 30,

	2006	2005

Cash flows from operating activities:
Net income (loss)	$(212,292)	$3,084,394
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	6,446	11,188
Gain on sale of investment in Healthology, Inc.	—	(3,461,541)
Gain on sale of investment in iVillage, Inc.	(47,704)	—
Changes in operating assets and liabilities:
Due from related party	21,191	(15,041)
Accrued interest receivable	—	51,993
Prepaid expenses and other current assets	(12,500)	8,010
Other assets	530	—
Accounts payable and accrued expenses	11,027	10,867
Accrued interest payable to related party	63,342	133,785
Accrued compensation and related liabilities	2,114	2,584
Accrued professional fees	(13,204)	(2,375)

Net cash used in operating activities	(181,050)	(280,122)

Cash flows from investing activities:
Purchase of certificate of deposit	—	(3,000,000)
Purchase treasury bills	(2,706,221)	—
Proceeds from sale of treasury bills	2,706,221
Proceeds from sale of investment in iVillage, Inc.	147,449	—
Net proceeds on sale of investment in Healthology, Inc.	—	3,361,796

Net cash provided by investing activities	147,449	361,796

Cash flows from financing activities:
Proceeds from issuance of Class A Common Stock	10,000	—

Net cash provided by financing activities	10,000	—

Net change in cash and cash equivalents	(23,601)	81,674
Cash and cash equivalents at beginning of period	3,133,203	23,088

Cash and cash equivalents at end of period	$3,109,602	$104,762

Supplemental disclosure of cash flow information:
Cash paid during year for: Interest	$18,634	$29,558

Cash paid during year for: Taxes	$—	$—

Schedule of noncash investing and financing activities:
Conversion of short-term notes payable and accrued interest payable to related party for Class A Common Stock	$3,141,471	—

Gain on sale of investment	$—	$3,461,541
Less: Net amount received in cash	$—	$(3,361,796)

Amount received in form of iVillage, Inc. common stock	$—	$99,745

See notes to condensed consolidated financial statements

Le@P Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2006
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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Stock Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123R. Prior to January 1, 2006, the Company accounted for share-based payments to employees under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, and related Interpretations, as permitted by FASB Statement No. 123.

The Company adopted FASB Statement No. 123R using the modified prospective transition method. Under this transition method, compensation cost for all share-based payments granted subsequent to January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of FASB Statement No. 123R. The results for periods prior to January 1, 2006 are not required to be restated.

There was no pro forma effect on net loss for the three and nine months ended September 30, 2005 from outstanding options if compensation costs had been recognized consistent with FASB Statement No. 123.

There were no options granted during the nine months ended September 30, 2006 and 2005.

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

As of September 30, 2006, the Company is not involved in any other claims or lawsuits.

7.	Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share for the nine and three months ended September 30, 2006 and 2005 is computed using the following information:

	Nine Months Ended September 30,
	2006	2005

BASIC EARNINGS (LOSS) PER SHARE COMPUTATION:
NUMERATOR:
Net Income (loss)	$(212,292)	$3,084,394
Dividends (undeclared) on cumulative preferred stock	(162,750)	(162,750)

	$(375,042)	$2,921,644

DENOMINATOR:
Average number of common shares outstanding	50,120,970	33,706,203

DILUTED EARNINGS (LOSS) PER SHARE COMPUTATION:
NUMERATOR:
Net income (loss)	$(212,292)	$3,084,394
Dividends (undeclared) on cumulative preferred stock	(162,750)	(162,750)

	$(375,042)	$2,921,644

DENOMINATOR:
Average number of common shares outstanding	50,120,970	33,706,203
Incremental shares for assumed exercise of securities	(a )	1,452,500

Total shares	50,120,970	35,158,703

(a)	The weighted average shares of common stock outstanding are not adjusted for potential effects of the Company’s stock options because of their antidilutive effect.

	Three Months Ended September 30,
	2006	2005

BASIC EARNINGS (LOSS) PER SHARE COMPUTATION:
NUMERATOR:
Net Income (loss)	$(52,737)	$(79,672)
Dividends (undeclared) on cumulative preferred stock	(54,250)	(54,250)

	$(106,987)	$(133,922)

DENOMINATOR:
Average number of common shares outstanding	65,220,909	33,706,203

DILUTED EARNINGS (LOSS) PER SHARE COMPUTATION:
NUMERATOR:
Net income (loss)	$(52,737)	$(79,672)
Dividends (undeclared) on cumulative preferred stock	(54,250)	(54,250)

	$(106,987)	$(133,922)

DENOMINATOR:
Average number of common shares outstanding	65,220,909	33,706,203
Incremental shares for assumed exercise of securities	(a )	(a )

Total shares	65,220,909	33,706,203

(a)	The weighted average shares of common stock outstanding are not adjusted for potential effects of the Company’s stock options because of their antidilutive effect.

8.	Related Party Transactions

The Majority Stockholder, directly or indirectly, owns a number of real estate entities with which the Company has done or currently does business. At September 30, 2006, the Company was renting administrative office space on a month-to-month basis from one such real estate entity at approximately $4,000 per month. The Company subleased a portion of these premises on a month-to-month basis to other affiliates of the Majority Stockholder, completely offsetting the rent expense.

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

Business Strategy

The Company’s January 10, 2005 sale of its investment in Healthology to iVillage, Inc. generated cash exceeding $3,300,000 and 17,347 restricted shares of iVillage (which the Company subsequently sold for $147,449 on June 20, 2006). On March 16, 2005, the Board voted to use these increased available funds to actively seek new investments or acquisitions (in health care, life sciences or other industries) structured (as controlling interests or otherwise) to avoid subjecting the Company to requirements and regulation as an investment company under the Investment Company Act of 1940.

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

Liquidity and Cash Requirements

The Company anticipates that its cash and short term treasury investments, aggregating to more than $3 million as of September 30, 2006, will cover its operating expenses at least through the fiscal year end, and the Company intends during this period to seek and capitalize upon acquisitions or investments to enhance shareholder value.

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

Financial Condition at September 30, 2006 Compared to December 31, 2005

The Company’s total assets decreased from $3.82 million at the end of 2005 to $3.64 million at September 30, 2006, primarily reflecting the expenditure of cash to pay approximately $269,000 of operating expenses during the first nine months of 2006, offset by interest income earned of approximately $99,000.

The Company’s total liabilities decreased from $3.74 million at the end of 2005 to approximately $666,000 at September 30, 2006, primarily reflecting the May 12, 2006 exchange of the Note Balance for Class A Common Stock. See “Item 5 of Part II – Other Information.”

Comparison of Results of Operations for the Three Months Ended September 30, 2006 to the Three Months Ended September 30, 2005

The Company narrowed its loss in the third quarter of 2006 to approximately $53,000, compared to operating losses of approximately $80,000 in the third quarter of 2005, primarily reflecting (a) approximately $49,000 in reduced interest expense after the May 12, 2006 closing under the Exchange Agreement, (b) approximately $12,000 increase in interest income, and (c) an increase of operating expenses of approximately $35,000. The Company’s operating expenses increased from approximately $46,000 in the third quarter of 2005 to approximately $80,000 in the current period, primarily reflecting approximately $42,000 in increased professional expenses offset by approximately $5,000 in reduced general and administrative expenses. See “Item 5 of Part II – Other Information.”

Comparison of Results of Operations for the Nine Months Ended September 30, 2006 to the Nine Months Ended September 30, 2005

The Company’s approximately $212,000 operating loss for the nine months ended September 30, 2006 contrasts with its $3.08 million net income in the nine months of 2005 and reflects the Company’s sale of its Healthology investments, generating $3.4 million in the prior period.

Item 3.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s Audit Committee and management, including the Acting Principal Executive Officer and Acting Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the Company’s Audit Committee and management, including the Acting Principal Executive Officer and Acting Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

Changes in Internal Controls

There have been no changes in the Company’s internal controls over financial reporting that are reasonably likely to materially affect the Company’s internal controls in the current fiscal quarter presented.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 6 of the Company’s September 30, 2006 condensed consolidated financial statements included in Part I, Item 1 of this Form 10-QSB.

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

As of May 12, 2006, giving effect to the closing of the Exchange Agreement, 65,195,909 shares of Class A Common Stock were outstanding, and the Company’s liabilities were decreased by $3.14 million.

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

LE@P TECHNOLOGY, INC.

Dated: October 19, 2006	By:	/s/ Timothy C. Lincoln

Timothy C. Lincoln
Acting Principal Executive Officer

	By:	/s/ Mary E. Thomas

Mary E. Thomas
Acting Principal Financial Officer

Exhibit Index

Exhibit	Description

31.1	Certification of Acting Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Acting Principal Executive Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Acting Principal Financial Officer relating to Periodic Financial Report pursuant to 18 U.S.C. Section 1350.