Form 10KSB
period 2006-12-31
LEAP TECHNOLOGY INC / DE
filed 2007-03-30
CIK 110027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ___________________ to __________________

Commission file number: 0-566
LE@P TECHNOLOGY, INC.
(Name of small business issuer in its charter)

DELAWARE	65-0769296
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

5601 N. DIXIE HIGHWAY
SUITE 411
FORT LAUDERDALE, FLORIDA	33334
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:	(954) 771-1772
Securities registered under Section 12(b) of the Exchange Act:	None
Securities registered under Section 12(g) of the Exchange Act:	Class A Common Stock, par value $.01

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

The issuer’s revenues for its fiscal year ended December 31, 2006 were $0.

The aggregate market value of the common equity held by non-affiliates as of March 15, 2007 was approximately $1,778,825 based on the $0.95 closing bid price for the common stock quoted on the OTC Bulletin Board on such date. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

The number of shares of Class A Common Stock of the issuer outstanding as of March 15, 2007 was 65,195,909. The number of shares of Class B Common Stock of the issuer outstanding as of March 15, 2007 was 25,000.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the issuer Proxy Statement for its Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, which will be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

FORM 10-KSB INDEX

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause the actual results of Le@P Technology, Inc. (the “Company” or “Le@P”) to differ materially from these forward-looking statements. Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements (the “Cautionary Factors”), are listed below. This is not an exhaustive list of all Cautionary Factors.

*	The ability to raise capital (whether as debt or equity),

*	The ability to execute its business strategy in a very competitive environment,

*	The degree of financial leverage the Company may obtain and sustain,

*	The Company’s ability to control future operating and other expenses,

*	Risks associated with the capital markets and investment climate,

*	Risks associated with selecting acquisitions including deal selection, due diligence, pricing and terms,

*	Risks associated with the integration of businesses the Company may acquire,

*	Risks associated with the Company being considered an investment company under the Investment Company Act of 1940,

*	Contingent liabilities, and

*	Other risks referenced from time to time in the Company’s filings with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these Cautionary Factors. The Company does not undertake any obligations to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Business

On January 10, 2005, the Company disposed of its most significant investment – Healthology, Inc. (“Healthology”) – resulting in the receipt by the Company of more than $3,300,000 in cash plus 17,347 shares of restricted common stock of iVillage Inc. (“iVillage”). In light of this increase in funds available for investment, on March 16, 2005 the Board of Directors of the Company decided actively to seek opportunities for the Company to make new investments or acquisitions, whether in health care, life sciences or other industries, but only in the form of controlling interests in the companies invested in or acquired or other types of investments which would not cause the Company to be required to register as an investment company pursuant to the Investment Company Act of 1940, as amended (the “‘40 Act”).

On November 1, 2006, in order to advance this plan, the Company appointed Dr. Donald J. Ciappenelli as the Chief Executive Officer of the Company and Chairman of its Board of Directors. In the latter part of 2006 and continuing into early 2007, the Company has vigorously pursued its strategy of acquiring and commercializing synergistic technologies to develop advanced products, and decided to relocate its headquarters in the Boston area to maximize the Company’s opportunities to find and develop new technologies and start-up companies that fit its business model for rapid growth in important markets. On February 1, 2007, the Company opened an office in Wellesley Hills, Massachusetts. The Company is leasing the space on a month-to-month basis with monthly rental payments of approximately $1,000 per month. In addition, on March 5, 2007 the Company hired Dr. Howard Benjamin as Vice-President of Research and Development.

As of December 31, 2006, the Company had cash of approximately $3 million, primarily constituting remaining proceeds from the Company’s sale of its Healthology stock in January 2005, and subsequent sale of its stock in iVillage (resulting in cash proceeds of approximately $147,000). The Company’s other significant asset is its ownership of certain land in Broward County, Florida (the “Real Property”). The Real Property is zoned light industrial and consists of approximately one and one-third acres. The Company entered into a two year lease (with an additional one year option) of the property with an unrelated party effective July 10, 2005. The tenant has been in default of the lease and the Company is currently in the process of eviction proceedings with the tenant.

Competition

Le@P operates in a highly competitive, rapidly evolving business environment for the identification of prospects for future acquisition or investment. Competitors include a wide variety of companies, investment funds and other organizations, many with greater financial and technical resources than Le@P. Competitors for acquisitions or investments include public and private venture capital firms and private equity funds, mutual funds and private individuals.

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

In 2002, the Company wrote off its investment in Healthology (whose 2001 audited financial statements were subject to a “going concern” qualification) due to Healthology’s continuing operating losses and its inability to raise additional equity or debt financing successfully or effect a merger or joint venture arrangement to obtain additional sources of funds.

Throughout 2003 and 2004, the Company continued to monitor its investment in Healthology, which finally attained profitability in 2003. In the latter half of 2004, the Company participated in negotiations for a possible sale of Healthology to iVillage, which came to a successful conclusion in January 2005. On January 10, 2005, the Company completed the disposition of its entire investment in Healthology pursuant to: (i) a Stock Exchange and Merger Agreement dated as of January 7, 2005 among Healthology, iVillage, Virtue Acquisition Corporation and certain stockholders of Healthology, including the Company (the “Merger Agreement”) and (ii) a Stock Purchase Agreement, dated as of the same date (the “Stock Purchase Agreement”), between the Company and Steven Haimowitz (“Haimowitz”), the Chief Executive Officer and a principal stockholder of Healthology. The Merger Agreement and the Stock Purchase Agreement provided for the acquisition by iVillage of all the outstanding capital stock of Healthology. Pursuant to the Merger Agreement, the 3,050,880 shares of Healthology Preferred Stock held by the Company were converted into $3,050,880 in cash. Pursuant to the Stock Purchase Agreement, the Company sold its 800,000 shares of Healthology common stock to Haimowitz, who, pursuant to the Merger Agreement, exchanged a portion of such Healthology common stock for 17,347 shares of iVillage restricted common stock and received $347,413 in cash for the remainder of such common stock. Haimowitz, as consideration for the sale of Healthology common stock pursuant to the Stock Purchase Agreement, paid the $347,413 in cash and transferred the 17,347 shares of iVillage restricted common stock (which were assigned an aggregate value of $99,745 (fair market value) in the transaction) to the Company. The Company sold the iVillage common stock on June 20, 2006 for a realized gain of $47,704.

Investment Company Act Considerations

The Company currently relies upon an exclusion from registration under the ’40 Act requiring that no more than 40% of the value of the Company’s total assets (exclusive of government securities and cash items) may consist of, and no more than 40% of its net income after taxes may be derived from, investments in securities (other than, among other things, government securities or securities of wholly-owned and majority-owned subsidiaries and certain companies controlled primarily by the Company). Since the Company’s business objectives and plan do not include registration and regulation as an investment company under the ’40 Act, the Company’s failure to qualify for this exemption could materially adversely affect the Company.

The Company measures its relative asset holdings as of the end of each fiscal quarter to determine that it continues to qualify for exclusion from registration and regulation under the ’40 Act. The Company believes that based on its current asset mix and the terms and relative values of its investments, it is not an investment company under the ’40 Act.

The Company’s continuing efforts to qualify for this exclusion from registration and regulation may cause it to take significant business decisions that adversely affect its performance, in order to avoid the greater burdens of complying with the ’40 Act requirements. For example, these considerations could require the Company to acquire or dispose of assets (at inopportune times and values), or refrain from favorable acquisition or investment opportunities. The Company experienced some of these adverse effects in its acquisition of the Real Property.

History of Le@P Technology, Inc.

The Company was organized in March 1997 under the laws of the State of Delaware under the name “Seal Holdings Corporation”. In June 1997, the Company effected a reincorporation merger pursuant to which Seal Fleet, Inc., a Nevada corporation and the predecessor to the Company (“Seal Fleet”), was merged into the Company. Seal Fleet was originally incorporated in November 1969 under the name “First National Corporation”. On April 2, 1999 the Company changed its name to “OH, Inc.” and on July 5, 2000, again changed its name to “Le@P Technology, Inc.” When used in this report, the terms “Le@P” and the “Company” refer to Le@P Technology, Inc, its predecessors described above and their respective subsidiaries.

Employees

Le@P currently has two full-time and one part-time employees.

ITEM 2.	DESCRIPTION OF PROPERTY

On October 1, 1999, Le@P entered into a lease with an affiliate of its majority stockholder, M. Lee Pearce, MD (together with his affiliates, the “Majority Stockholder”) for 2,060 square feet of space for its corporate offices in Fort Lauderdale, Florida. The lease expired December 31, 2004, and subsequently the Company leased the space on a month-to-month basis. The monthly rental payment is approximately $4,100 per month. On March 15, 2007, the Company entered into a new lease for the corporate offices in Fort Lauderdale, Florida. The lease is effective April 1, 2007 and provides for (i) a term of one year, with (ii) two one-year extension options, and (iii) monthly rental payments remaining at approximately $4,100 per month. On March 16, 2007, the Majority Stockholder and his affiliates sold the office building to an unrelated party. The Company entered into the new lease to preserve the space and rental rate under the new owners.

On February 1, 2007 the Company relocated its Headquarters and opened its chief executive offices in Wellesley Hills, Massachusetts. The Company is leasing the space on a month-to-month basis with monthly rental payments of approximately $1,000 per month.

Investment in Real Property

Effective September 28, 2001, the Majority Stockholder sold Real Property in Broward County, Florida to the Company in exchange for notes payable. The purchase price for the Real Property was determined by an independent third-party appraisal. The notes payable consisted of a short-term promissory note in the amount of $37,500 due and paid in November 2001 and a long-term note and mortgage (the “Long-Term Note”) in the principal amount of $562,500 due on September 28, 2006, and bore interest at the rate of 7% per annum due and payable first on September 28, 2004 and monthly thereafter. On October 12, 2004, the Company paid accrued interest on the Long-Term Note of $118,125 and continued to pay the regular monthly interest payments. On March 17, 2006, the Company replaced the original long-term $562,500 note with a new long-term note with principal of the same amount. The new note bears interest at the rate of 7% per annum and the principal and interest are due in one lump on January 8, 2008.

The Real Property is zoned light industrial and consisted of approximately one and one-third acres and three buildings that collectively consist of approximately 8,200 square feet. The buildings were demolished in August 2003, and in connection therewith the Company recognized an impairment loss equal to the book value of the buildings in the amount of $75,000 in the three month period ended June 30, 2003. On June 15, 2005, the Company entered into a two-year lease (with an additional one year option) to rent the property to an unrelated party. The Company recognized approximately $17,000 and $18,000 in rental income under lease for the years 2005 and 2006, respectively, that is reflected as other income in the accompanying consolidated financial statements. The tenant is currently in default under the lease terms, and the Company is in eviction proceedings to remove the tenant. Currently, the Company has no plans to sell or develop the Real Property.

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in litigation relating to the offshore supply business conducted prior to August 14, 1996 by certain subsidiaries of the Company which are now inactive. The cases were filed against such subsidiaries and other ship-owning companies based on the alleged exposure of 64 former seamen to maritime asbestos and other toxic substances while working on vessels operated by such companies as part of an industry wide series of similar claims. On May 1, 1996, the claims against the Company’s subsidiaries and the other defendants were administratively dismissed subject to reinstatement against one or more specific defendants upon a specific showing that a plaintiff suffers from an asbestos-related disease and that he was exposed to asbestos containing products on the vessels operated by such defendant(s). Since such date, none of the cases against the Company’s subsidiaries have been reinstated. During the past five years, the Company has incurred between approximately $600 and $1,400 per year in legal fees monitoring the status of the claims against the Company’s subsidiaries. The Company believes it carried sufficient insurance coverage for any claims. At the present time, the Company does not believe such cases are likely to have a material adverse impact upon the Company. However, there can be no assurance that one or more plaintiffs will not be successful in reinstating claims or that the insurance coverage would cover such claims against the Company’s subsidiaries, which could result in the incurrence by the Company’s subsidiaries of material defense or settlement costs.

As of December 31, 2006, the Company is not involved in any other claims or lawsuits.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A Common Stock is traded on the OTC Bulletin Board (“OTCBB”), under the symbol LPTC. The following table sets forth the range of high and low bid prices per share of the Company’s Class A Common Stock for each of the quarters during the years ended December 31, 2005 and 2006, as reported on the OTCBB system. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

PRICE PERIOD	HIGH	LOW

2005
First Quarter	$.12	$.08
Second Quarter	.13	.07
Third Quarter	.12	.09
Fourth Quarter	.10	.08

2006
First Quarter	.10	.073
Second Quarter	.10	.033
Third Quarter	.15	.04
Fourth Quarter	.47	.04

There is no public market for the Class B Common Stock or the Series B Preferred Stock, all of which are issued to entities beneficially owned by the Majority Stockholder.

Holders

The Company has 730 Class A Common stockholders of record as of March 15, 2007.

Dividends

The Company has not paid and has no plans to declare or pay dividends, in cash or otherwise, in the foreseeable future. Any changes in those plans in the future will depend on earnings, if any, of the Company, its financial requirements and other factors. Further, payment of dividends on the Company’s Class A Common Stock will only be made after payment of current and accumulated dividends on the Company’s Series B Preferred Stock. At December 31, 2006, dividends of $1,585,500 were accumulated and not paid on the Series B Preferred Stock.

Equity Compensation Plan Information

The following table sets forth summary information regarding equity compensation plans approved and not approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	52,500	$3.00	5,247,500

Equity compensation plans not approved by security holders	3,075,350	$0.12	3,724,650

TOTAL	3,127,850	$0.17	8,972,150

The Company has four equity compensation plans approved by its stockholders: (i) 1999 Le@P Technology, Inc. Long Term Incentive Plan (“1999 Plan”), (ii) Le@P Technology, Inc. 1998 Incentive Option Plan (“1998 Plan”), (iii) Le@P Technology, Inc. Incentive Option Plan (“1997 Plan”), and (iv) Le@P Technology, Inc. Long Term Incentive Plan (“1996 Plan” and collectively, the “Plans”). All options under the 1998 Plan, the 1997 Plan and the 1996 Plan had been granted, however 5,247,500 options have expired or been forfeited leaving 5,247,500 available for future grants. The 1999 Plan has 2,947,500 options available for future grants.

In November, 2006, the Company’s Board of Directors adopted an additional equity compensation plan, the 2006 Le@P Technology, Inc. Long Term Incentive Plan (“2006 Plan”). An aggregate of 6,500,000 shares of Class A Common Stock may be issued under the 2006 Plan, subject to stockholder approval of the 2006 Plan at the Company’s next Annual Meeting of Stockholders. Subject to such stockholder approval, the Company has issued options to purchase up to 2,775,350 shares of Class A Common Stock under the 2006 Plan. In addition, the Company granted non-employee directors options, granted on May 7, 2002, to purchase up to 300,000 shares of Class A Common Stock not covered by any of the Company’s stockholder-approved equity compensation plans; these options expire five years after the date of grant.

ITEM 6.	MANAGEMENT’S PLAN OF OPERATION

Business Strategy

On January 10, 2005, the Company disposed of its investment in Healthology, resulting in the Company’s receipt of more than $3.3 million in cash plus 17,347 shares of restricted common stock of iVillage, Inc. and a gain of approximately $3.4 million (reflecting that the Company had previously written off this investment). In light of this increase in funds available for investment, on March 16, 2005 the Board of Directors of the Company determined actively to seek opportunities for the Company to make new investments or acquisitions (whether in health care, life sciences or other industries), but only in the form of controlling interests in the companies invested in or acquired or other types of investments which would not cause the Company to be required to register as an investment company pursuant to the ’40 Act.

On November 1, 2006, the Company appointed Dr. Donald J. Ciappenelli as the Chief Executive Officer of the Company and Chairman of its Board of Directors. In the latter part of 2006 and continuing into early 2007, the Company has vigorously pursued its strategy of acquiring and commercializing synergistic technologies to develop advanced products, and decided to relocate its headquarters in the Boston area to maximize the Company’s opportunities to find and develop new technologies and start-up companies that fit its business model for rapid growth in important markets. In addition, on March 5, 2007 the Company hired Dr. Howard Benjamin as Vice-President of Research and Development.

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

Through December 31, 2005, the Company received working capital loans totaling $2,814,487 from the Majority Stockholder. These loans are evidenced by unsecured notes, bearing interest at the prime rate and are due and payable in one sum on March 15, 2006. As of March 15, 2006, there was $3,141,471 of principal and accrued interest due on these loans. These loans are separate from the $10 million Funding Arrangement.

On March 17, 2006 the Company entered into an Exchange and Termination Agreement (“Exchange Agreement”) effective March 15, 2006, with the M. Lee Pearce 2005 Irrevocable Trust (“2005 Trust”), of which the Majority Stockholder is the sole beneficiary, whereby all principal and accrued interest due on the Notes was converted into 31,414,706 shares of the Company’s Class A Common Stock (the “Shares”), at an effective conversion price of $0.10 per share. The 2005 Trust also agreed to extend the Maturity Date of the Notes until May 12, 2006 or the closing date of this transaction (“the “Closing Date”). The Notes continued to bear interest at the prime rate until the Closing Date. In consideration, the Company agreed to terminate the Funding Arrangement. One of the conditions to the Exchange Agreement was that the Company reduce the par value of its Class A Common Stock from $0.20 per share to $0.01 per share. The stockholders approved the reduction in the par value of its Common Stock at the Annual Meeting held on May 12, 2006.

On March 17, 2006, the Company refinanced a note for its Real Property in Broward County, Florida. The Company’s subsidiary purchased the Real Property from Bay Colony Associates, Ltd. (“Bay Colony”), an entity wholly-owned by the Majority Stockholder in exchange for a mortgage and note payable in the amount of $562,500 (“Note”) on September 28, 2001. The Note bore interest at the rate of 7% per annum, with interest payable monthly after September 28, 2004, and the maturity date was September 28, 2006. The Company paid accrued interest of $118,125 on October 12, 2004 and continued to make monthly interest payments thereafter. On March 17, 2006, Bay Colony agreed to extend the maturity date of the Note until January 8, 2008 and to defer all interest payments until the maturity date. Except for the foregoing, all other terms and conditions of the Note remain the same and principal and interest on the Note are due in one lump sum payment on January 8, 2008.

On January 10, 2005, the Company received cash proceeds in excess of $3.3 million from the disposition of its investment in Healthology. The Company anticipates that the $3.3 million in proceeds from the Healthology disposition will be sufficient to cover operating expenses through 2007. The Company may seek to raise additional capital in order to make additional investments or acquisitions beyond those that can be funded from the foregoing resources or to engage in any other business activity.

Because the Company does not have any active business operations to generate cash flow funding for operations once the funds received from the disposition of Healthology are exhausted, the Company will need to raise additional cash. There can be no assurance that the Company will be successful in such efforts. Any financing activities by the Company could result in substantial dilution of existing equity positions and increased interest expense. Transaction costs to the Company in connection with any such activities may also be significant.

Changes in Financial Condition and Results of Operations

The discussion below describes the Company’s material changes in financial condition as of December 31, 2006 compared with December 31, 2005 and its material changes in results of operations when comparing the year ended December 31, 2006 to the year ended December 31, 2005. All amounts in the discussion below are approximate.

Financial Condition at December 31, 2006 Compared to December 31, 2005

The Company’s total assets decreased to $3.5 million as of December 31, 2006 compared to $3.5 million as of December 31, 2005. The primary decrease in total assets reflects the Company’s proceeds of approximately $147,000 from the sale of its investment in iVillage, Inc. common stock, which only partially funded the Company’s operating expenses of approximately $632,000 during 2006.

The Company’s total liabilities decreased to approximately $783 thousand as of December 31, 2006 compared to $3.7 million as of December 31, 2005. This decrease in liabilities primarily reflects the March 17, 2006 exchange agreement of the $3.14 million in notes and accrued interest payable for 31,414,706 shares of Class A Common Stock.

Results of Operations for the Year Ended December 31, 2006 (“fiscal 2006”) Compared to the Year Ended December 31, 2005 (“fiscal 2005”)

The Company’s operating expenses for fiscal 2006 were $631,654 compared to $345,757 for fiscal 2005, an increase of approximately $286,000 or 82.7%. The increase primarily reflects increases in salaries and benefits, share-based compensation expense and professional fees incurred in connection with the search and retention of the Company’s new C.E.O.

The Company’s net loss for fiscal 2006 was $531,734 compared to a net income of $2,986,395 for fiscal 2005. The Company’s net loss for fiscal 2006 primarily reflects operating expenses of $631,654, interest expense of $100,207 offset by interest income of $152,423, and gain on sale of the investment in iVillage, Inc. of $47,704. The Company’s net income in fiscal 2005 primarily reflects the $3.46 million gain on the sale of the Healthology stock, interest and other income of approximately $97,000, partially offset by interest expense and operating expenses of approximately $226,000 and $350,000, respectively, in fiscal 2005.

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

Off-Balance Sheet Arrangements

As of December 31, 2006, the Company did not have any material off-balance sheet arrangements that have or are reasonably likely to have a material effect on the current or future financial condition, results of operations, liquidity, or capital resources.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The accompanying consolidated financial statements of the Company and report of independent registered public accounting firm required by this item are filed herewith as Exhibit F and are incorporated herein by this reference.

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

On December 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s Audit Committee and management, including the Audit Committee Chairman and the Acting Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s audit committee and management, including the Audit Committee Chairman and Acting Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

On February 1, 2007, the Company’s Audit Committee conducted an additional evaluation of the Company’s internal controls and procedures. In light of the addition of the new Chief Executive Officer, the audit committee added some additional internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation. There were no changes in the Company’s internal controls that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely materially to affect, the Company’s internal controls over financial reporting.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

Given that the Company is not presently engaged in active operations and has only recently engaged full time executive officers, the Company has not yet adopted a Code of Ethics applicable to its officers, including its principal executive officer, principal financial officer, principal accounting officer or controller and any other persons performing similar functions. Except as provided above, the information called for by Part III, Item 9, regarding the Company’s directors is included in its Proxy Statement relating to its annual meeting of stockholders, which involves the election of directors, and is incorporated herein by reference. The Proxy Statement will be filed within 120 days of December 31, 2006, the Company’s year-end.

ITEM 10.	EXECUTIVE COMPENSATION

Information called for by Part III, Item 10, is included in the Company’s Proxy Statement relating to its annual meeting of stockholders, which involves the election of directors, and is incorporated herein by reference. The Proxy Statement will be filed within 120 days of December 31, 2006, the Company’s year-end.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by Part III, Item 11, is included in the Company’s Proxy Statement relating to its annual meeting of stockholders, which involves the election of directors, and is incorporated herein by reference. The Proxy Statement will be filed within 120 days of December 31, 2006, the Company’s year-end.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by Part III, Item 12, is included in the Company’s Proxy Statement relating to its annual meeting of stockholders, which involves the election of directors, and is incorporated herein by reference. The Proxy Statement will be filed within 120 days of December 31, 2006, the Company’s year-end.

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

3.1.2

Certificate of Ownership and Merger of Seal Holdings Corporation filed with the Delaware Secretary of State on June 13, 1997(incorporated by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on March 27, 2006).

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

3.2

Bylaws of Le@P Technology, Inc. (incorporated by reference to Appendix C to the Company’s Proxy Statement for the Annual Meeting of Shareholders of Le@P Fleet, Inc. held May 14, 1997, as filed with the SEC on April 11, 1997).

10.1	Funding Arrangement by M. Lee Pearce, M.D. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 15, 1999).

10.2

Subscription Agreement dated March 30, 2000 with M. Lee Pearce, M.D. (incorporated by reference to Exhibit 10.2 in the Company’s Annual Report on From 10-KSB for the fiscal year ended December 31, 2000, as filed with the SEC on March 30, 2001).

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

10.8

Promissory Note dated November 5, 2002, in the principal amount of $1,755,710, issued to the M. Lee Pearce 1998 Irrevocable Trust, replacing certain promissory notes issued in 2001 and 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, as filed with the SEC on November 14, 2002).

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

10.18	Promissory Note dated March 11, 2004, in the principal amount of $2,295,464 issued to the M. Lee Pearce 1998 Irrevocable Trust (incorporated by reference to Exhibit 10.25 in the Company’s Annual

Report on Form 10-KSB for the fiscal year ended December 31, 2003 as filed with the SEC on March 22, 2004).

10.19

Promissory Note dated March 11, 2004, in the principal amount of $93,022 issued to M. Lee Pearce, M.D. (incorporated by reference to Exhibit 10.26 in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 as filed with the SEC on March 22, 2004).

10.20

Promissory Note dated March 12, 2004, in the principal amount of $38,000 issued to M. Lee Pearce M.D. (incorporated by reference to Exhibit 10.27 in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 as filed with the SEC on March 22, 2004).

10.21

Promissory Note dated April 14, 2004, in the principal amount of $126,000 issued to M. Lee Pearce, M.D. (incorporated by reference to Exhibit 10.28 in the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, as filed with the SEC on May 12, 2004).

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

10.32

Employment Agreement, dated as of November 1, 2006 by and between Le@P Technology, Inc. and Dr. Donald J. Ciappenelli (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K as filed with the SEC on November 3, 2006)

10.33	Employment Agreement, dated as of March 5, 2007 by and between Le@P Technology, Inc. and Dr. Howard Benjamin.*

*	Filed herewith,

21	Subsidiaries of the Registrant.*

31.1	Certification of the Acting Principal Executive Officer relating to Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Acting Principal Financial Officer relating to Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Acting Principal Executive Officer of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of the Acting Principal Financial Officer of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.*

(b)	Reports on Form 8-K

Report on Form 8-K filed March 21, 2006, relating to an event dated March 15, 2006. Pursuant to Items 1.01 and 1.02, of such Report, the Registrant reported entry into a material definitive agreement and termination of a material agreement.

Report on Form 8-K filed November 3, 2006, relating to an event dated October 31, 2006. Pursuant to Item 1.01 and 5.02, of such Report, the Registrant reported the appointment of its Chief Executive Officer and related compensatory arrangements.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Part III, Item 14, regarding principal accountant fees and services, is included in the Company’s Proxy Statement relating to its annual meeting of stockholders, which involves the election of directors, and is incorporated herein by reference. The Proxy Statement will be filed within 120 days of December 31, 2006, the Company’s year-end.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LE@P TECHNOLOGY, INC.

By:	/s/Donald J. Ciappenelli

Donald J. Ciappenelli,
Chief Executive Officer

By:	/s/ Mary E. Thomas

Mary E. Thomas,
Acting Principal Financial Officer

Dated: March 28, 2007

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Donald J. Ciappenelli	President, Chief Executive Officer and Director	March 28, 2007
Donald J. Ciappenelli

/s/ Mary E. Thomas	Acting Principal Financial Officer and Director	March 28, 2007
Mary E. Thomas

/s/ Mayra Diaz	Director	March 28, 2007
Mayra Diaz

/s/ Jerome Fields, M.D.	Director	March 28, 2007
Jerome Fields, M.D.

/s/ Timothy Lincoln	Director	March 28, 2007
Timothy Lincoln

“Exhibit F”

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Le@P Technology, Inc.

We have audited the accompanying consolidated balance sheets of Le@P Technology, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Le@P Technology, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Berkowitz Dick Pollack & Brant, LLP

Fort Lauderdale, Florida
March 28, 2007

Le@P Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$3,001,314	$3,133,203
Due from related party	—	21,191
Prepaid expenses and other current assets	8,667	9,167

Total current asset	3,009,981	3,163,561

Property and equipment, net	513,392	516,798
iVillage, Inc. investment, available for sale	—	139,123
Other assets	170	700

Total assets	$3,523,543	$3,820,182

See notes to consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	December 31,
	2006	2005

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$23,737	$16,798
Accrued professional fees	150,800	62,355
Accrued compensation and related liabilities	15,184	3,650
Short-term notes payable to related party	—	2,814,487
Short-term accrued interest payable to related party	—	284,894

Total current liabilities	189,721	3,182,184

Long-term notes payable to related party	562,500	562,500

Long-term accrued interest payable to related party	31,176	—

Total liabilities	783,397	3,744,684

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at December 31, 2006 and 2005.	2,170,000	2,170,000
Class A common stock, $0.01 and $0.20 par value per share at December 31, 2006 and December 31, 2005, respectively. Authorized 149,975,000 and 99,975,000 shares at December 31, 2006 and December 31, 2005, respectively. Issued 65,280,759 and 33,766,053 shares at December 31, 2006 and 2005, respectively.	652,808	6,753,211
Class B common stock, $0.01 and $0.20 par value per share at December 31, 2006 and December 31, 2005, respectively. 25,000 shares authorized, issued and outstanding at December 31, 2006 and 2005.	250	5,000
Additional paid-in capital	35,742,825	26,401,913
Accumulated deficit	(35,776,277)	(35,244,543)
Accumulated other comprehensive income	—	39,377
Treasury stock, at cost, 84,850 shares at December 31, 2006 and 2005	(49,460)	(49,460)

Total stockholders’ equity	2,740,146	75,498

Total liabilities and stockholders’ equity	$3,523,543	$3,820,182

See notes to consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years ended December 31,
	2006	2005

Revenue	$—	$—

Expenses:
Salaries and benefits	119,141	59,044
Share-based compensation expense	84,288	—
Professional fees	280,449	130,955
General and administrative	147,776	155,758

Total expenses	631,654	345,757

Operating loss	(631,654)	(345,757)

Interest and other income	152,423	96,713
Interest expense	(100,207)	(226,102)
Gain on sale of investment in iVillage, Inc.	47,704	—
Gain on sale of investment in Healthology, Inc.	—	3,461,541

Income (loss) before provision for income taxes	(531,734)	2,986,395

Provision for income taxes	—	—

Net income (loss)	$(531,734)	$2,986,395

Net income (loss) attributable to common stockholders	$(748,734)	$2,769,395

Basic net income (loss) per share:
Net income (loss) per share:	$(0.01)	$0.09

Net income (loss) attributable to common stockholders	$(0.01)	$0.08

Diluted net income (loss) per share:
Net income (loss) per share	$(0.01)	$0.09

Net income (loss) attributable to common stockholders	$(0.01)	$0.08

Basic weighted average shares outstanding	53,930,426	33,706,203

Diluted weighted average shares outstanding	53,930,426	35,158,703

See notes to consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Class A and Class B Common Stock		Additional Paid-in	Accumulated	Treasury	Accumulated Other Comprehensive
	Shares	Amount	Shares	Par Value	Capital	Deficit	Stock	Income	Total

Balance at December 31, 2004	2,170	$2,170,000	33,791,053	$6,758,211	$26,401,913	$(38,230,938)	$(49,460)	$—	$(2,950,274)

Net income	—	—	—	—	—	2,986,395	—	—	2,986,395

Unrealized gain on investment, net of tax	—	—	—	—	—	—	—	39,377	39,377

Balance at December 31, 2005	2,170	2,170,000	33,791,053	6,758,211	26,401,913	(35,244,543)	(49,460)	39,377	75,498

Net loss	—	—	—	—	—	(531,734)	—	—	(531,734)

Issuance of 100,000 Class A Common Stock shares for $0.10 per share, February 27, 2006	—	—	100,000	20,000	(10,000)	—	—	—	10,000

Issuance of 31,417,706 Class A Common Stock shares on May 12, 2006 for conversion of short-term notes payable and accrued interest to related party at $0.10 per share pursuant to an Exchange and Termination Agreement, March 12, 2006	—	—	31,414,706	314,147	2,827,324	—	—	—	3,141,471

Amendment to Articles of Incorporation changing the par value of Class A and B common stock from $0.20 to $0.01, May 12, 2006	—	—	—	(6,439,300)	6,439,300	—	—	—	—

Issuance of 2,775,350 stock options to purchase 2,775,350 shares of Class A Common Stock pursuant to Employment Agreement, October 31, 2006	—	—	—	—	214,395	—	—	—	214,395

Unrecognized share-based compensation on Stock options	—	—	—	—	(130,107)	—	—	—	(130,107)

Reclassification adjustment for gains realized in net loss, net of tax	—	—	—	—	—	—	—	(39,377)	(39,377)

Balance at December 31, 2006	2,170	$2,170,000	65,305,759	$653,058	$35,742,825	$(35,776,277)	$(49,460)	$—	$2,740,146

See notes to consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$(531,734)	$2,986,395
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	6,646	15,250
Gain on sale of investment in Healthology, Inc.	—	(3,461,541)
Gain on sale of investment in iVillage, Inc.	(47,704)	—
Share-based compensation expense	84,288	—
Changes in operating assets and liabilities:
Due from related party	21,191	(17,941)
Prepaid expenses and other assets	1,030	22,749
Accounts payable	6,939	3,593
Accrued professional fees	88,445	12,355
Accrued compensation and related liabilities	11,534	840
Accrued interest payable to related party	73,323	186,619

Net cash used in operating activities	(286,042)	(251,681)

Cash flows from investing activities:
Purchase of certificates of deposits	—	(3,000,000)
Proceeds on sale of certificates of deposits	—	3,000,000
Purchase treasury bills	(2,706,221)	—
Proceeds from sale of treasury bills	2,706,221	—
Net proceeds from sale of investment in iVillage, Inc.	147,449	—
Net proceeds from sale of investment in Healthology, Inc.	—	3,361,796
Acquisition of equipment	(3,296)	—

Net cash provided by investing activities	144,153	3,361,796

Cash flows from financing activities
Proceeds from issuance of Class A Common Stock	10,000	—

Net cash provided by financing activities	10,000	—

Net change in cash and cash equivalents	(131,889)	3,110,115
Cash and cash equivalents at beginning of year	3,133,203	23,088

Cash and cash equivalents at end of year	$3,001,314	$3,133,203

Supplemental disclosure of cash flow information:
Cash paid during year for: Interest	$18,634	$42,827

Cash paid during year for: Income taxes	$—	$—

Schedule of noncash investing and financing activities:
Conversion of short-term notes payable and accrued interest payable to related party for Class A Common stock	$3,141,471	$—

Gain on sale of investment in Healthology, Inc.	$—	$3,461,541
Less: Net amount received in cash	$—	$(3,361,796)

Amount received in form of iVillage, Inc. common stock	$—	$99,745

Issuance of stock options for share based compensation	$214,395	$—

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

On January 10, 2005, the Company disposed of its investment in Healthology, Inc. (“Healthology”), resulting in the receipt by the Company of more than $3,300,000 in cash plus 17,347 shares of restricted common stock of iVillage Inc. (“iVillage”). The Company sold the iVillage common stock on June 30, 2006 for a gain of $47,704. In light of this increase in funds available for investment, on March 16, 2005 the Board of Directors of the Company determined to actively to seek opportunities for the Company to make new investments or acquisitions, but only in the form of controlling interests in the companies invested in or acquired or other types of investments which would not require the Company to register as an investment company pursuant to the Investment Company Act of 1940, as amended (the “‘40 Act”).

In the latter part of 2006 and continuing into early 2007, the Company has vigorously pursued its strategy of acquiring and commercializing synergistic technologies to develop advanced products, and decided to relocate its headquarters in the Boston area to maximize the Company’s opportunities to find and develop new technologies and start-up companies that fit its business model for rapid growth in important markets.

2. Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements (the “financial statements”) include the accounts of Le@P Technology, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Income Taxes

The Company accounts for income taxes under FASB Statement No. 109, “Accounting for Income Taxes”. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Recent Accounting Pronouncements

In September 2006, FASB Statement No. 157, “Fair Value Measurements” was issued. FASB Statement No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. FASB No. Statement 157 is effective January 8, 2008. The Company is in the process of evaluating the impact that FASB Statement No. 157 will have on its financial statements.

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective January 1, 2007. The Company is in the process of evaluating the impact that FIN 48 will have on its financial statements.

In February 2006, the FASB issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. FASB Statement No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. FASB Statement No. 155 also clarifies and amends certain other provisions of FASB Statement No. 133 and FASB Statement No. 140. FASB Statement No. 155 is effective for all financial instruments acquired, issued or subject to remeasurement event occurring after January 1, 2007. The Company does not expect the adoption of FASB Statement No. 155 to have a material impact on its financial statements.

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

Financial Instruments

The Company’s financial instruments primarily consisting of cash, due from related parties, investments, accounts payable, accrued professional fees, accrued compensation and related liabilities approximate fair value as of December 31, 2006 and 2005. Notes payable to related parties are not arm’s-length transactions.

Stock Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123R (“Share-Based Payment”). Prior to January 1, 2006, the Company accounted for share-based payments to employees under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, and related interpretations, as permitted by FASB Statement No. 123 (“Accounting for Stock-Based Compensation”).

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

There is no pro forma effect on net loss from outstanding options if compensation costs had been recognized in accordance with FASB Statement No. 123, for the year ended December 31, 2005.

3. Operating Losses and Cash Flow Deficiencies

The Company has experienced operating losses and deficiencies in operating cash flows. Until the Company has operations or other revenue generating activities to be self-sufficient, the Company will remain dependent upon other sources of capital. In the past, such capital has come from the Company’s Majority Stockholder and the proceeds from the Healthology and iVillage stock sales.

On September 30, 1999, the Company’s Chairman and Majority Stockholder agreed to provide Le@P, directly or through his affiliates (collectively, the “Majority Stockholder”), funding of up to $10,000,000 to be used to fund working capital requirements and future acquisitions, as approved by the Company’s Board of Directors (the “Funding Commitment”). Through December 31, 2005, the Company had received $8,475,000 of the Funding Commitment and working capital notes aggregating $2,814,487 from the Majority Stockholder. The notes were not part of the Funding Commitment. As of December 31, 2005, $1,525,000 was available to the Company pursuant to the Funding Commitment. On March 17, 2006, the Company terminated the Funding Commitment and exchanged the principal and interest on the notes for shares of the Company’s Class A common stock. See Note 5.

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

On January 7, 2005, Healthology entered into a Stock Exchange and Merger Agreement with iVillage, and the Company completed the disposition of its entire investment in Healthology on January 10, 2005 pursuant to that agreement and a related Stock Purchase Agreement (See Note 1).

5. Funding Commitment

In connection with the Funding Commitment, as of December 31, 2005, the Majority Stockholder had contributed $8,475,000 to the Company. Of this amount, approximately $4,544,000 was to fund the investment in Healthology and related transaction expenses, and the remaining balance was substantially used to fund operating expenses. In consideration of these contributions, the Company issued, in previous years, 1,614,284 shares of the Company’s Class A Common Stock to the Majority Shareholder at a purchase price of $5.25 per share.

As of December 31, 1999, a balance amounting to $1,525,000 (the “Additional Funds”) was available to the Company pursuant to the Funding Commitment. On March 30, 2000, the Board of Directors of the Company and the Majority Stockholder agreed that all funds contributed pursuant to the Funding Commitment, including such Additional Funds if subsequently so contributed, could be exchanged for additional shares of the Company’s Class A Common Stock at $5.25 per share (an aggregate of 290,476 shares if the remaining $1,525,000 were contributed). On March 17, 2006 the Company entered into an Exchange and Termination Agreement with the Majority Shareholder whereby the working capital loans and accrued interest (through March 2006) which were due the Majority Shareholder on the maturity date of March 15, 2006 (the “Maturity Date”) totaling $3,141,471 are to be exchanged for newly issued shares of the Company’s Class A Common Stock (the “Shares”), at an effective exchange price of $0.10 per share. The Maturity Date of these obligations was extended until May 12, 2006 or the date on which the next Annual Shareholder Meeting of the Company was held (the “Closing Date”), and the Notes would continue to bear interest at the prime rate until the Closing Date. In consideration for the Majority Shareholder’s extension of the applicable Maturity Date of these obligations until the Closing Date and agreement to accept the Shares as full payment therefore, the Company has agreed to terminate the Funding Commitment.

6. Property and Equipment

Property and equipment consists of the following:
	December 31,
	2006	2005

Land	$510,000	$510,000
Leasehold improvements	17,842	17,842
Equipment and software	12,841	49,524
Furniture and fixtures	84,553	84,553

	625,236	661,919
Less accumulated depreciation	111,844	145,121

	$513,392	$516,798

Depreciation expense for the years ended December 31, 2006 and 2005 was $6,646 and $15,250, respectively.

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

The Company is also involved from time to time in various other claims and lawsuits in the ordinary course of its current or prior business, none of which the Company anticipates would have a material adverse effect on its consolidated financial condition or results of operations.

8. Related Party Transactions

The Company’s Majority Stockholder, directly or indirectly, owns a number of real estate entities with which the Company has done or currently does business. At December 31, 2006, the Company was leasing administrative office space from one such real estate entity. This lease expired December 31, 2004, and the Company was leasing the space on a month-to-month basis at approximately $4,100 per month as of December 31, 2006. On March 15, 2007, the Company entered into a lease agreement effective April 1, 2007 for this office space for approximately $4,100 per month. The lease is for one year with two one year options. The Majority Stockholder sold the building to an unrelated party on March 16, 2007. The Company entered into the new lease to preserve the space and rental rate under the new owners.

Employment Agreement

Effective November 1, 2006, Dr. Donald J. Ciappenelli became the Chief Executive Officer of the Company and was appointed as the Chairman of the Board of Directors of the Company. Pursuant to an Employment Agreement dated October 31, 2006 (the “Employment Agreement”), Dr. Ciapapenelli will serve the Company in these capacities for a three year term, and is entitled to receive an annual base salary of $280,000 and a board awarded discretionary annual bonus opportunity. For 2007, Dr. Ciappenelli will be entitled to receive a $120,000 guaranteed bonus if he (and the Company) achieve certain performance milestones in that year.

The Employment Agreement also provides for the grant of stock options, vesting 1/3 at the employment effective date and 1/3 on each of November 1, 2007 and 2008 to purchase common stock of the Company. These options will be exercisable to purchase 4% of the Company’s fully diluted equity as of the date the options were granted (or 2,775,350 shares of common stock), at an exercise price of $0.79 per share.

Effective September 28, 2001, the Majority Stockholder contributed land and buildings in Broward County, Florida to the Company in exchange for a note payable. The land and buildings have been recorded at fair value as determined by an independent third-party appraisal. The note payable consists of a short-term promissory note in the amount of $37,500 which was due and paid on November 28, 2001 and a longer-term note and mortgage in the amount of $562,500 due in one lump sum on September 28, 2006. The Company paid the accrued interest of $118,125 on October 12, 2004, and continued to pay the regular monthly interest payments until March 17, 2006 when the note was replaced by a new note on March 17, 2006. The new note extends the due date to January 8, 2008 from September 28, 2006. The note bears interest at 7% per annum, and the total accrued interest and principal are due in one lump sum on the maturity date of January 8, 2008.

The land is zoned light industrial and consists of approximately one and one-third acres. On July 16, 2003, the Board of Directors determined that it was in the best interest of the Company to demolish the existing buildings. The demolition of the buildings took place in August 2003. FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result, the Company recognized an impairment loss equal to the book value of the buildings in the amount of $75,000. On June 15, 2005, the Company entered into a three-year lease to rent the property to an unrelated party. The Company recognized approximately $18,000 and $17,000 in rental income under this lease for the years 2006 and 2005, respectively, that is reflected as other income in the accompanying financial statements. The tenant is currently in default under the lease terms, and the Company is in eviction proceedings to remove the tenant. The Company has no plans to sell or develop the Real Property.

The interest expense included in the accompanying financial statements relates to interest charged on the indebtedness due to the Majority Stockholder.

9. Stock Based Compensation

Options may be granted to Company employees, directors and consultants under various stock option plans. All options granted under the plans through December 31, 2006 have been at prices which have been equal to or greater than the fair market value of the Company’s common stock at the date of grant. At December 31, 2006, the Company had reserved 8,972,150 shares of Class A common stock for possible future issuance under its stock option plans.

The Company recognizes compensation expense for the Company’s share-based payment awards on a straight-line basis using a separate vesting tranche for each stock option issued. The Company determined the grant-date fair value of share-based payment awards using the Black-Scholes pricing model.

The Company granted 2,775,350 stock options to purchase 2,775,350 shares of the Company’s Class A Common Stock during the year ended December 31, 2006. The stock options provide for the following: an exercise price of $.079 per share, an expiration date of October 31, 2016, and 1/3 of the stock options vest on each of the following dates: October 31, 2006, October 31, 2008 and October 31, 2009. There were no stock options granted during the year ended December 31, 2005. During the year ended December 31, 2006, the Company recorded approximately $84,000 in compensation expense related to the share-based payment awards.

The following table summarizes the weighted average grant-date fair values and assumptions that were used to estimate the grant-date fair values of the share options granted during the year ended December 31, 2006:

Grant-date fair value

Value per stock option	$.08

Assumptions

Dividend yield	0%
Expected volatility	127%
Risk free interest rate	4.73%
Expected life	10 years

Option activity under the Company’s plans is summarized below:

	2006		2005

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,452,500	$1.41	1,452,500	$1.41
Options granted	2,775,350	$0.079	—	—
Options forfeited	(1,100,000)	$0.63	—	—

Outstanding at end of year	3,127,850	$0.17	1,452,500	$1.41

Options exercisable at year-end	1,277,617	$0.18	1,452,500	$1.41
Shares available for future grant	8,972,150		4,374,500

The following table summarizes information about stock options outstanding at December 31, 2006:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$0.50	300,000	0.3	$0.50	300,000	$0.50
$3.00	52,500	3.2	$3.00	52,500	$3.00
$0.079	2,775,350	9.9	$0.079	925,117	$0.079

$0.079 - $3.00	3,127,850	8.9	$0.17	1,277,617	$0.18

10. Net Income (Loss) Per Share

Basic and diluted earnings per share for the years ended December 31, 2006 and 2005 are computed using the following information:

	For the years ended December 31,
	2006	2005
BASIC EARNINGS PER SHARE COMPUTATION:
NUMERATOR:
Net income (loss)	$(531,734)	$2,986,395
Dividends (undeclared) on cumulative preferred stock	(217,000)	(217,000)

Net income (loss) attributable to common stock	$(748,734)	$2,769,395

DENOMINATOR:
Average number of common shares outstanding	53,930,426	33,706,203

DILUTED EARNINGS PER SHARE COMPUTATION:
NUMERATOR:
Net income (loss)	$(531,734)	$2,986,395
Dividends (undeclared) on cumulative preferred stock	(217,000)	(217,000)

Net income (loss) attributable to common stockholders	$(748,734)	$2,769,395

DENOMINATOR:
Average number of common shares outstanding	53,930,426	33,706,203
Incremental shares for assumed exercise of securities	(a )	1,452,500

Total shares	53,930,426	35,158,703

(a)	The weighted average shares of common stock outstanding are not adjusted for potential effects of the Company’s stock options because of their antidilutive effect.

11. Preferred Stock

The Certificate of Incorporation of the Company, as amended, authorizes the issuance of 25,000,000 shares of Preferred Stock, $.001 par value of which 2,500 shares have been designated as Series B 10% Cumulative Preferred Stock, $.001 par value, (the “Series B Preferred Stock”). The Series B Preferred Stock is nonvoting and nonconvertible. Dividends on the Series B Preferred Stock are cumulative and accrue at a rate of 10% per annum on the preferred stock’s stated value of $1,000 per share and must be paid before any dividends may be paid on any other class of common or preferred stock. No other class of common or preferred stock may be redeemed or repurchased nor may the Series B Preferred Stock be altered or modified without the approval of the holders of the Series B Preferred Stock. Effective November 15, 1999, the Company issued 2,170 shares of the Series B Preferred Stock to the majority shareholder in exchange for $2,170,000, which had previously been contributed to the Company. At December 31, 2006 dividends of $1,585,500 were accumulated on the Series B Preferred Stock. Such amount will be accrued and charged to retained earnings, if any, or additional paid-in capital when declared by the Company’s Board of Directors.

12. Class B Common Stock

The Company has 25,000 shares of Class B Common Stock outstanding. Such shares are held by an affiliate of the Company’s Majority Stockholder and enable the holder to elect a majority of the Board of Directors of the Company; otherwise the Class B Common Stock is identical to the Company’s Class A Common Stock.

13. Income Taxes

Significant components of the Company’s net deferred income taxes are as follows:

	For the years ended December 31,
	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$3,017,481	$1,929,103
Accruals	14,497	107,737
Stock -based compensation	61,709	29,991
Other	1,032	1,558

Deferred tax assets	3,055,111	2,068,421
Less valuation allowance	(3,055,111)	(2,068,421)

Net deferred tax assets	$—	$—

A reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate (benefit) follows:

	For the years ended December 31,
	2006	2005

U.S. Federal Statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	3.63	3.63
Change in valuation allowance	(37.63)	(40.26)
Non-deductible items	(0.00)	(0.00)
Other	(0.00)	2.63

	0.00%	0.00%

FASB Statement No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of the evidence, both positive and negative, management has determined that a $3,055,111 valuation allowance at December 31, 2006 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $986,690. At December 31, 2006, the Company has available net operating loss carryforwards for Federal income tax purposes of approximately $7,914,000 expiring at various times through 2026.

14. Valuation and Qualifying Accounts

A summary of the activity in the Company’s valuation and qualifying accounts is as follows:

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-off’s	Other Changes	Balance at End of Period
Deferred tax asset valuation allowance

Year ended December 31, 2005	$3,270,744	$(1,202,323)	—	—	$2,068,421
Year ended December 31, 2006	$2,068,421	$986,690	—	—	$3,055,111

15. Concentration of credit risk

The Company maintains cash balances at a high credit quality financial institution which at times exceeds the federally insured amounts. As of December 31, 2006 and 2005, approximately $2,829,000 and $3,033,000, respectively, exceeded the federally insured amount.

16. Subsequent events

On February 1, 2007, the Company relocated its headquarters and opened its chief executive offices in Wellsley Hills, Massachusetts. The Company is leasing the office space on a month-to-month basis with monthly rental payments of approximately $1,000 per month.

On March 15, 2007, the Company entered into a leasing agreement effective April 1, 2007 for administrative office space in Ft. Lauderdale, Florida. The monthly rent is approximately $4,100, and the lease is for a period of one year with two one-year options.

Effective March 5, 2007, Dr. Howard Benjamin became the Company’s Vice President of Research and Development. Pursuant to an employment agreement executed March 16, 2007 (the “Employment Agreement”), Dr. Benjamin will serve in this capacity for a term of one year, with additional one year renewal provisions, and is entitled to an annual base salary of $200,000, and a board evaluated and awarded discretionary bonus opportunity of 1/3 of his base salary.

The Employment Agreement also provides for the grant of stock options, vesting 1/3 at the employment effective date and 1/3 on each of March 5, 2009 and March 5, 2010, to purchase common stock of the Company. These options are exercisable to purchase 1% of the Company’s fully diluted equity as of the date the options were granted (or 683,238 shares of common stock) at an exercise price of $0.80 per share.