Form 10QSB
period 2007-03-31
LEAP TECHNOLOGY INC / DE
filed 2007-05-15
CIK 110027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

_________________________

FORM 10-QSB

|X|      Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

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

(954) 771-1772

(Registrant’s telephone number)

(954) 202-4425

(Registrant’s fax number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes |X|          No |_|

Indicate by checkmark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. |_|

Class A Common Stock, par value $0.01 per share; 65,195,909 outstanding as of May 11, 2007

Class B Common Stock, par value $0.01 per share; 25,000 shares outstanding as of May 11, 2007

Transitional Small Business Disclosure Format (check one): Yes |_|     No |X|

LE@P TECHNOLOGY, INC. AND SUBSIDIARIES

FORM 10-QSB

PART I.      FINANCIAL INFORMATION

Item 1.     Financial Statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,585,635	$3,001,314
Prepaid expenses and other current assets	116,227	8,667
Total current assets	2,701,862	3,009,981

Property and equipment, net	513,113	513,392
Other assets	170	170

Total assets	$3,215,145	$3,523,543

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(continued)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$48,447	$23,737
Accrued professional fees	54,990	150,800
Accrued compensation and related liabilities	46,455	15,184
Long-term notes payable to related party, current portion	562,500	—
Long-term accrued interest payable to related party, current portion	40,885	—
Total current liabilities	753,277	189,721

Long-term notes payable to related party	—	562,500
Long-term accrued interest payable to related party	—	31,176
Total liabilities	753,277	783,397

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at March 31, 2007 and December 31, 2006.	2,170,000	2,170,000
Class A Common Stock, $0.01 par value per share at March 31, 2007 and December 31, 2006. Authorized 149,975,000 shares at March 31, 2007 and December 30, 2006. Issued 65,280,759 shares at March 31, 2007 and December 31, 2006.	652,808	652,808
Class B Common Stock, $0.01 par value per share at March 31, 2007 and December 31, 2006. Authorized, issued and outstanding 25,000 shares at March 31, 2007 and December 31, 2006.	250	250
Additional paid-in capital	35,947,237	35,742,825
Accumulated deficit	(36,258,967)	(35,776,277)
Treasury stock, at cost, 84,850 shares at March 31, 2007 and December 31, 2006.	(49,460)	(49,460)
Total stockholders’ equity	2,461,868	2,740,146
Total liabilities and stockholders’ equity	$3,215,145	$3,523,543

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2007		2006

Revenue		$—	$—

Expenses:
Salaries and benefits		123,090	17,891
Share-based compensation expense		204,412	—
Professional fees		164,053	80,989
General and administrative		39,697	39,160
Total expenses		531,252	138,040

Other (income) expense:
Interest expense		9,709	44,613
Interest income		(33,271)	(40,753)
Gain on sale of property and equipment		(25,000)	—
Net loss		(482,690)	(141,900)
Dividend undeclared on cumulative preferred stock		54,250	54,250
Net loss attributable to common stockholders		$(536,940)	$(196,150)

Basic and diluted net income (loss) per share:
Net income (loss) per common share	$	(0.01)	$0.00
Net income (loss) attributable to common stockholders	$	(0.01)	$(0.01)

Basic weighted average shares outstanding		65,195,909	33,739,493
Diluted weighted average shares outstanding		65,195,909	33,739,493

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(482,690)	$(141,900)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of property and equipment	(25,000)	—
Depreciation	279	3,260
Share-based compensation expense	204,412	—
Changes in operating assets and liabilities:
Due from related party	—	21,191
Accrued interest receivable	—	(26,568)
Prepaid expenses and other current assets	(107,560)	(38,500)
Accounts payable and accrued expenses	24,710	12,527
Accrued interest payable to related party	9,709	27,103
Accrued compensation and related liabilities	31,271	4,875
Accrued professional fees	(95,810)	29,375
Net cash used in operating activities	(440,679)	(108,637)

Cash flows from investing activities:
Purchase treasury bills	—	(2,895,532)
Proceeds from sale of property and equipment	25,000	—
Net cash provided by (used in) investing activities	25,000	(2,895,532)

Cash flows from financing activities:
Proceeds from issuance of Class A Common Stock	—	10,000
Net cash provided by financing activities	—	10,000

Net change in cash and cash equivalents	(415,679)	(2,994,169)
Cash and cash equivalents at beginning of period	3,001,314	3,133,203
Cash and cash equivalents at end of period	$2,585,635	$139,034

Supplemental disclosure of cash flow information:
Cash paid during year for: Interest	$—	$17,510
Cash paid during year for: Taxes	$—	$—

Le@P Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2007
(Unaudited)

1.     The Company

Le@P Technology, Inc. and Subsidiaries (“Le@P” or the “Company”), formerly known as Seal Holdings Corporation, is a holding company that is actively pursuing its strategy of acquiring and commercializing synergistic technologies to develop advanced products. The Company plans to structure its acquisitions (as the purchase of controlling interests or otherwise) to avoid subjecting the Company to requirements and regulation as an investment company under the Investment Company Act of 1940. The Company appointed Dr. Donald J. Ciappenelli as the Chief Executive Officer and Chairman of the Board in November 2006, and established an office in the Boston area in February 2007 to maximize the Company’s opportunities to find and develop new technologies and businesses that fit its model for rapid growth in important markets.

Operating Losses and Cash Flow Deficiencies

The Company has experienced operating losses and deficiencies in operating cash flows. Until the Company has operations or other revenue generating activities to become self sufficient, the Company will remain dependent upon other sources of capital. In the past, such capital has come from the Company’s Majority Stockholder and the proceeds from the Company’s sale of its investment in Healthology, Inc. (“Healthology”).

On September 30, 1999, the Company’s Chairman and majority stockholder or his affiliates (e.g. the 2005 Trust) (collectively, the “Majority Stockholder”) agreed to provide Le@P up to $10 million to finance working capital requirements and future acquisitions, as approved by the Company’s Board of Directors (the “Funding Commitment”). See Note 4 herein. Through December 31, 2005, the Company received $8,475,000 under the Funding Commitment, and, separately, unsecured working capital loans aggregating $2,814,487 (the “Notes”) from the Majority Stockholder. On March 17, 2006, the Majority Stockholder agreed to convert the Notes into equity pursuant to an Exchange and Termination Agreement (“Exchange Agreement”) under which (a) the Majority Stockholder exchanged the $3.14 million of principal and accrued interest under the Notes (“Note Balance”) for 31,414,706 shares of Class A Common Stock, and (b) the Company terminated the Funding Commitment. The Exchange Agreement closed on May 12, 2006.

The Company anticipates that the remaining proceeds from the Healthology disposition will be sufficient to cover operating expenses through the fiscal year end.

2.     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included. Operating results for the three month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Le@P Technology, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2006.

Consolidation

The accompanying condensed consolidated financial statements include the accounts of Le@P Technology, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of the Company’s 2008 fiscal year. The Company has determined that this standard will not have a material effect on its financial statements.

In February 2007, the FASB issued SFAS 159, the Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS are effective as of the beginning of the Company’s 2008 fiscal year. The Company has determined that this standard will not have a material effect on its financial statements.

3.     Note Payable to Related Parties

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

4.     Related Party Transactions

The Majority Stockholder, directly or indirectly, owned a number of real estate entities with which the Company has done or currently does business. Through March 15, 2006, the Company was renting administrative office space on a month-to-month basis from one such real estate entity at approximately $4,100 per month. On March 15, 2007, the Company entered into a lease agreement effective April 1, 2007 for this office space for approximately $4,100 per month. The lease is for one year with two one year options. The Majority Stockholder sold the building to an unrelated party on March 16, 2007, and the lease transferred to the unrelated party.

   Item 2.     Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to the Company’s business strategy and expected liquidity, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein include, without limitation, the items listed below:

•     The ability to raise capital;
•     The ability to execute the Company’s strategy in a very competitive environment;
•     The degree of financial leverage;
•     The ability to control future operating and other expenses;
•     Risks associated with the capital markets and investment climate;
•     Risks associated with acquisitions and their integration;
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

On November 1, 2006, the Company appointed Dr. Donald J. Ciappenelli as the Chief Executive Officer of the Company and Chairman of its Board of Directors. In the latter part of 2006 and continuing through March 31, 2007, the Company has vigorously pursued its strategy of acquiring and commercializing synergistic technologies to develop advanced products, and decided to relocate its headquarters in the Boston area to maximize the Company’s opportunities to find and develop new technologies and start-up companies that fit its business model for rapid growth in important markets. In addition, on March 5, 2007 the Company hired Dr. Howard Benjamin as Vice-President of Research and Development.

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

Liquidity and Cash Requirements

The Company anticipates that its cash and short term treasury investments, aggregating to approximately $2.7 million as of March 31, 2007, will cover its operating expenses at least through the fiscal year end, and the Company intends during this period to seek and capitalize upon opportunities for acquisitions and investments to enhance shareholder value.

Financial Condition at March 31, 2007 Compared to December 31, 2006

The Company’s total assets decreased from $3.52 million at the end of 2006 to $3.21 million at March 31, 2007, primarily reflecting the expenditure of cash to pay operating expenses during the first three months of 2007, and an increase in prepaid expenses of approximately $108,000.

The Company’s total liabilities decreased from approximately $783,000 at the end of 2006 to approximately $753,000 at March 31, 2007, primarily due to the payment of accrued professional fees incurred in the recruitment of the Chief Executive Officer.

Comparison of Results of Operations for the Three Months Ended March 31, 2007 to the Three Months Ended March 31, 2006

The Company’s net operating loss increased from approximately $138,000 for the three months ended March 31, 2006 to approximately $531,000 for the three months ended March 31, 2007. The increase was due to an increase in salaries and benefits of approximately $105,000 and stock-based compensation expense of approximately $204,000 from the addition of the Chief Executive Officer and Vice-President. In addition, professional fees increased by approximately $83,000.

   Item 3.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s Audit Committee and management, including the Acting Principal Executive Officer and Acting Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the Company’s Audit Committee and management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Controls

There have been no changes in the Company’s internal controls over financial reporting that are reasonably likely to materially affect the Company’s internal controls in the current fiscal quarter presented.

PART II.     OTHER INFORMATION

Item 1.          Legal Proceedings

From time to time, the Company is party to business disputes arising in the normal course of its business operations. The Company’s management believes that none of these actions, standing alone, or in the aggregate, is currently material to the Company’s operations or financial condition.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of equity securities during the quarter ending March 31, 2007.

Item 3.           Defaults Upon Senior Security Notes

None.

Item 4.          Submission of Matters to a Vote of Security Holders

The Company will hold its annual meeting of shareholders on June 1, 2007 (the “2007 Meeting”). The Company solicited proxies for the meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “1934 Act”) and there was no solicitation opposing the Company’s.

Item 5.      Other Information

None

Item 6.          Exhibits and Reports on Form 8-K

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Acting Principal Financial Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.*

* Filed herewith

(a)	Reports on Form 8K

Form 8K filed April 5, 2007 relating to changes in registrant’s certifying accountants dated April 3, 2007.

SIGNATURE

In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LE@P TECHNOLOGY, INC.

Dated: May 11, 2007	By: _/s/ Donald J. Ciappenelli______
Donald J. Ciappenelli
Chief Executive Officer

By: /s/ Mary E. Thomas__________
Mary E. Thomas
Acting Principal Financial Officer

Exhibit Index

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Acting Principal Financial Officer relating to Periodic Financial Report pursuant to 18 U.S.C. Section 1350.