Form 10QSB
period 2007-06-30
LEAP TECHNOLOGY INC / DE
filed 2007-08-10
CIK 110027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
____________________

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
____________________

Commission file number 0-5667

Le@P Technology, Inc. (Exact name of small business issuer as specified in its charter)

Delaware	65-0769296
(State of Incorporation)	(IRS Employer ID No.)

5601 N. Dixie Highway, Suite 411, Fort Lauderdale, FL 33334 (Address of principal executive offices)

(954) 771-1772 (Registrant’s telephone number)

(954) 202-4425 (Registrant’s fax number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒      No ☐

Indicate by checkmark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ____

Class A Common Stock, par value $0.01 per share; 65,195,909 outstanding as of July 31, 2007
Class B Common Stock, par value $0.01 per share; 25,000 shares outstanding as of July 31, 2007

Transitional Small Business Disclosure Format (check one):   Yes ☐     No ☒

LE@P TECHNOLOGY, INC. AND SUBSIDIARIES FORM 10-QSB INDEX

2

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Le@P Technology, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

	June 30, 2007	December 31, 2006

Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$2,292,130	$3,001,314
Prepaid expenses and other current assets	44,535	8,667

Total current assets	2,336,665	3,009,981

Property and equipment, net	516,351	513,392
Other assets	170	170

Total assets	$2,853,186	$3,523,543

See notes to condensed consolidated financial statements.
3

Le@P Technology, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (continued)

	June 30, 2007	December 31, 2006

	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$15,410	$23,737
Accrued professional fees	47,760	150,800
Accrued compensation and related liabilities	38,314	15,184
Long-term notes payable to related party, current portion	562,500	—
Long-term accrued interest payable to related party, current portion	50,702	—

Total current liabilities	714,686	189,721

Long-term notes payable to related party	—	562,500
Long-term accrued interest payable to related party	—	31,176

Total liabilities	714,686	783,397

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at June 30, 2007 and December 31, 2006.	2,170,000	2,170,000
Class A Common Stock, $0.01 par value per share at June 30, 2007 and December 31, 2006. Authorized 149,975,000 shares at June 30, 2007 and December 30, 2006. Issued 65,280,759 shares at June 30, 2007 and December 31, 2006.	652,808	652,808
Class B Common Stock, $0.01 par value per share at June 30, 2007 and December 31, 2006. Authorized, issued and outstanding 25,000 shares at June 30, 2007 and December 31, 2006.	250	250
Additional paid-in capital	35,995,343	35,742,825
Accumulated deficit	(36,630,441)	(35,776,277)
Treasury stock, at cost, 84,850 shares at June 30, 2007 and December 31, 2006.	(49,460)	(49,460)

Total stockholders’ equity	2,138,500	2,740,146

Total liabilities and stockholders’ equity	$2,853,186	$3,523,543

See notes to condensed consolidated financial statements.
4

Le@P Technology, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Revenue	$—	$—	$—	$—

Expenses:
Salaries and benefits	146,852	14,341	269,942	32,233
Share based compensation expense	48,106	—	252,518	—
Professional fees	156,687	11,232	320,740	92,221
General and administrative	53,319	35,521	93,016	63,837

Total expenses	404,964	61,094	936,216	188,291

Other income (expense):
Interest expense	(9,817)	(35,745)	(19,526)	(80,358)
Interest income	28,755	31,479	62,026	61,389
Gain on sale of investment in iVillage, Inc.	—	47,704	—	47,704
Gain on sale of property & equipment	—	—	25,000	—
Other income	14,552	—	14,552	—

Net loss	$(371,474)	$(17,656)	$(854,164)	$(159,556)

Dividends undeclared on cumulative preferred stock	54,250	54,250	108,500	108,500

Net loss attributable to common stockholders	$(425,724)	$(71,906)	$(962,664)	$(268,056)

Basic and diluted net loss per share:

Net loss per common share	$(0.01)	$0.00	$(0.01)	$0.00

Net loss attributable to common stockholders	$(0.01)	$0.00	$(0.01)	$0.00

Basic weighted average shares outstanding	65,195,909	51,067,030	65,195,909	42,451,453

Diluted weighted average shares outstanding	65,195,909	51,067,030	65,195,909	42,451,453

See notes to condensed consolidated financial statements.
5

Le@P Technology, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months Ended June 30,

	2007	2006

Cash flows from operating activities:
Net (loss)	$(854,164)	$(159,556)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of property and equipment	(25,000)	—
Gain on sale of investment in iVillage, Inc.	—	(47,704)
Depreciation	539	6,202
Share-based compensation expense	252,518	—
Changes in operating assets and liabilities:
Due from related party	—	21,191
Accrued interest receivable	—	(41,882)
Prepaid expenses and other current assets	(35,868)	(25,500)
Other assets	—	530
Accounts payable and accrued expenses	(8,326)	7,626
Accrued interest payable to related party	19,526	53,417
Accrued compensation and related liabilities	23,130	2,735
Accrued professional fees	(103,040)	(13,507)

Net cash used in operating activities	(730,685)	(196,448)

Cash flows from investing activities:
Purchase treasury bills	—	(2,706,221)
Proceeds from sale of investment in iVillage, Inc.	—	147,449
Purchase of property and equipment	(3,499)	—
Proceeds from sale of property and equipment	25,000	—

Net cash provided by (used in) investing activities	21,501	(2,558,772)

Cash flows from financing activities:
Proceeds from issuance of Class A Common Stock	—	10,000

Net cash provided by financing activities	—	10,000

Net change in cash and cash equivalents	(709,184)	(2,745,220)
Cash and cash equivalents at beginning of period	3,001,314	3,133,203

Cash and cash equivalents at end of period	$2,292,130	$387,983

Supplemental disclosure of cash flow information:
Cash paid during year for: Interest	$—	$18,634

Cash paid during year for: Taxes	$—	$—

Schedule of noncash investing and financing activities:
Conversion of short-term notes payable and accrued interest payable to related ommon Stock party for Class A Common Stock	$—	$3,141,471

Le@P Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2007
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

2.             Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included. Operating results for the six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

On November 1, 2006, the Company appointed Dr. Donald J. Ciappenelli as the Chief Executive Officer of the Company and Chairman of its Board of Directors. In the latter part of 2006 and continuing through March 31, 2007, the Company has vigorously pursued its strategy of acquiring and commercializing synergistic technologies to develop advanced products, and decided to open an office in the Boston area to maximize the Company’s opportunities to find and develop new technologies and start-up companies that fit its business model for rapid growth in important markets. In addition, on March 5, 2007 the Company hired Dr. Howard Benjamin as Vice-President of Research and Development.

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

Liquidity and Cash Requirements

The Company anticipates that its cash and short term treasury investments, aggregating to approximately $2.3 million as of June 30, 2007, will cover its operating expenses at least through the fiscal year end, and the Company intends during this period to seek and capitalize upon opportunities for acquisitions and investments to enhance shareholder value.

Financial Condition at June 30, 2007 Compared to December 31, 2006

The Company’s total assets decreased from $3.52 million at the end of 2006 to $2.85 million at June 30, 2007, primarily reflecting the expenditure of cash to pay operating expenses during the first six months of 2007, and an increase in prepaid expenses of approximately $36,000.

The Company’s total liabilities decreased from approximately $783,000 at the end of 2006 to approximately $715,000 at June 30, 2007, primarily due to the payment of accrued professional fees incurred in the recruitment of the Chief Executive Officer, and accrued interest payable to a related party.

Comparison of Results of Operations for the Six Months Ended June 30, 2007 to the Six Months Ended June 30, 2006

The Company’s net operating loss increased from approximately $160,000 for the six months ended June 30, 2006 to approximately $854,000 for the six months ended June 30, 2007. The increase was due to an increase in salaries and benefits of approximately $238,000 and stock-based compensation expense of approximately $253,000 from the addition of the Chief Executive Officer and Vice-President. In addition, professional fees, including amounts expended in connection with the recruitment of the new Chief Executive Officer and Vice President, increased by approximately $229,000.

Item 3.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s Audit Committee and management, including the Chief Executive Officer and Acting Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of

June 30, 2007.  Based on that evaluation, the Company’s Audit Committee and management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of equity securities during the quarter ending June 30, 2007.

Item 3.                 Defaults Upon Senior Security Notes

None.

Item 4.                 Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on June 1, 2007 (the “2007 Meeting”). All of the nominees for Director presented at the 2007 Meeting were elected to office. The Company solicited proxies for the 2007 Meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “1934 Act”) and there was no solicitation opposing the Company’s.

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

(a) Reports on Form 8-K None.
12

SIGNATURE In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LE@P TECHNOLOGY, INC.

Dated: August 10, 2007	By:	/s/ Donald J. Ciappenelli

Donald J. Ciappenelli
Chief Executive Officer

	By:	/s/ Mary E. Thomas

Mary E. Thomas
Acting Principal Financial Officer
13

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
14