Form 10QSB
period 2007-09-30
LEAP TECHNOLOGY INC / DE
filed 2007-11-09
CIK 110027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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

Class A Common Stock, par value $0.01 per share; 65,195,909 outstanding as of November 5, 2007
Class B Common Stock, par value $0.01 per share; 25,000 shares outstanding as of November 5, 2007

Transitional Small Business Disclosure Format (check one): Yes ☐           No ☒

LE@P TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-QSB

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2007	December 31, 2006

	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,081,903	$3,001,314
Accounts receivable	19,032	—
Prepaid expenses and other current assets	18,739	8,667

Total current assets	2,119,674	3,009,981

Property and equipment, net	515,895	513,392
Other assets	170	170

Total assets	$2,635,739	$3,523,543

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(continued)

	September 30, 2007	December 31, 2006

	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$35,843	$23,737
Accrued professional fees	51,499	150,800
Accrued compensation and related liabilities	47,504	15,184

Total current liabilities	134,846	189,721

Long-term notes payable to related party	562,500	562,500
Long-term accrued interest payable to related party	60,627	31,176

Total liabilities	757,973	783,397

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at September 30, 2007 and December 31, 2006.	2,170,000	2,170,000
Class A Common Stock, $0.01 par value per share at September 30, 2007 and December 31, 2006. Authorized 149,975,000 shares at September 30, 2007 and December 30, 2006. Issued 65,280,759 shares at September 30, 2007 and December 31, 2006.	652,808	652,808
Class B Common Stock, $0.01 par value per share at September 30, 2007 and December 31, 2006. Authorized, issued and outstanding 25,000 shares at September 30, 2007 and December 31, 2006.	250	250
Additional paid-in capital	36,050,815	35,742,825
Accumulated deficit	(36,946,647)	(35,776,277)
Treasury stock, at cost, 84,850 shares at September 30, 2007 and December 31, 2006.	(49,460)	(49,460)

Total stockholders’ equity	1,877,766	2,740,146

Total liabilities and stockholders’ equity	$2,635,739	$3,523,543

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Revenue	$—	$—	$—	$—

Expenses:
Salaries and benefits	139,405	14,652	409,348	46,884
Share based compensation expense	55,472	—	307,990	—
Professional fees	91,346	34,746	412,086	126,967
General and administrative	53,924	30,992	146,940	94,829

Total expenses	340,147	80,390	1,276,364	268,680

Other income (expense):
Interest expense	(9,925)	(9,925)	(29,450)	(90,283)
Interest income	25,451	37,578	87,477	98,967
Gain on sale of investment in iVillage, Inc.	—	—	—	47,704
Gain on sale of property & equipment	—	—	25,000	—
Other income	8,415	—	22,967	—

Net loss	$(316,206)	$(52,737)	$(1,170,370)	$(212,292)

Dividends undeclared on cumulative preferred stock	54,250	54,250	162,750	162,750

Net loss attributable to common stockholders	$(370,456)	$(106,987)	$(1,333,120)	$(375,042)

Basic and diluted net loss per share:

Net loss per common share	$0.00	$0.00	$(0.02)	$0.00

Net loss attributable to common stockholders	$(0.01)	$0.00	$(0.02)	$(0.01)

Basic weighted average shares outstanding	65,195,909	65,220,909	65,195,909	50,120,970

Diluted weighted average shares outstanding	65,195,909	65,220,909	65,195,909	50,120,970

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months Ended September 30,

	2007	2006

Cash flows from operating activities:
Net (loss)	$(1,170,370)	$(212,292)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of property and equipment	(25,000)	—
Gain on sale of investment in iVillage, Inc.	—	(47,704)
Depreciation	995	6,446
Share-based compensation expense	307,990	—
Changes in operating assets and liabilities:
Due from related party	(19,032)	21,191
Accrued interest receivable	—	—
Prepaid expenses and other current assets	(10,072)	(12,500)
Other assets	—	530
Accounts payable and accrued expenses	12,107	11,027
Accrued interest payable to related party	29,451	63,342
Accrued compensation and related liabilities	32,320	2,114
Accrued professional fees	(99,301)	(13,204)

Net cash used in operating activities	(940,912)	(181,050)

Cash flows from investing activities:

Proceeds from sale of investment in iVillage, Inc.	—	147,449
Purchase of property and equipment	(3,499)	—
Proceeds from sale of property and equipment	25,000	—

Net cash provided by investing activities	21,501	147,449

Cash flows from financing activities:
Proceeds from issuance of Class A Common Stock	—	10,000

Net cash provided by financing activities	—	10,000

Net change in cash and cash equivalents	(919,411)	(23,601)
Cash and cash equivalents at beginning of period	3,001,314	3,133,203

Cash and cash equivalents at end of period	$2,081,903	$3,109,602

Supplemental disclosure of cash flow information:
Cash paid during year for: Interest	$—	$18,634

Cash paid during year for: Taxes	$—	$—

Schedule of noncash investing and financing activities:
Conversion of short-term notes payable and accrued interest payable to related party for Class A Common Stock	$—	$3,141,471

Le@P Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2007
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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included. Operating results for the nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

On October 24, 2007, the Company amended the long-term note and extended the maturity date until January 8, 2010. The note continues to bear interest at the rate of 7% per annum, and accrued interest and principal are due in one lump sum on the maturity date. As a result of the amendment, the note payable is presented as long-term in the accompanying condensed consolidated balance sheets.

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

On November 1, 2006, the Company appointed Dr. Donald J. Ciappenelli as the Chief Executive Officer of the Company and Chairman of its Board of Directors. In addition, on March 5, 2007 the Company hired Dr. Howard Benjamin as Vice-President of Research and Development. In the latter part of 2006 and continuing through September 30, 2007, the Company has vigorously pursued its strategy of acquiring and commercializing synergistic technologies to develop advanced products, and decided to open an office in the Boston area to maximize the Company’s opportunities to find and develop new technologies and start-up companies that fit its business model for rapid growth in important markets.

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

Liquidity and Cash Requirements

The Company anticipates that its cash and short term treasury investments, aggregating to approximately $2.1 million as of September 30, 2007, will cover its operating expenses at least through the fiscal year end, and the Company intends during this period to seek and capitalize upon opportunities for acquisitions and investments to enhance shareholder value.

Financial Condition at September 30, 2007 Compared to December 31, 2006

The Company’s total assets decreased from $3.52 million at the end of 2006 to $2.63 million at September 30, 2007, primarily reflecting the expenditure of cash to pay operating expenses during the first nine months of 2007, an increase in prepaid expenses of approximately $10,000, and an increase of accounts receivable of approximately $19,000.

The Company’s total liabilities decreased from approximately $783,000 at the end of 2006 to approximately $758,000 at September 30, 2007, primarily due to the payment of accrued professional fees incurred in the recruitment of the Chief Executive Officer.

Comparison of Results of Operations for the Nine Months Ended September 30, 2007 to the Nine Months Ended September 30, 2006

The Company’s net operating loss increased from approximately $212,000 for the nine months ended September 30, 2006 to approximately $1,170,000 for the nine months ended September 30, 2007. The increase was due to an increase in salaries and benefits of approximately $362,000 and stock-based compensation expense of approximately $308,000 from the addition of the Chief Executive Officer and Vice-President. In addition, professional fees, including amounts expended in connection with the recruitment of the new Chief Executive Officer and Vice President, increased by approximately $285,000.

Item 3.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s Audit Committee and management, including the Chief Executive Officer and Acting Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 28, 2007. Based on that evaluation, the Company’s Audit Committee and management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.

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

The Company did not have any unregistered sales of equity securities during the quarter ending September 30, 2007.

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

Form 8-K filed October 25, 2007 relating to amending a note payable dated October 24, 2007.

SIGNATURE

In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LE@P TECHNOLOGY, INC.

Dated: November 9, 2007	By:	/s/ Donald J. Ciappenelli

Donald J. Ciappenelli
Chief Executive Officer

	By:	/s/ Mary E. Thomas

Mary E. Thomas
Acting Principal Financial Officer

Exhibit Index

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Acting Principal Financial Officer relating to Periodic Financial Report pursuant to 18 U.S.C. Section 1350.