Form 10KSB
period 2007-12-31
LEAP TECHNOLOGY INC / DE
filed 2008-03-19
CIK 110027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2007

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

The issuer’s revenues for its fiscal year ended December 31, 2007 were $0.

The aggregate market value of the common equity held by non-affiliates as of March 12, 2008 was approximately $274,741 based on the $0.11 closing bid price for the common stock quoted on the OTC Bulletin Board on such date. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

The number of shares of Class A Common Stock of the issuer outstanding as of March 12, 2008 was 65,195,909. The number of shares of Class B Common Stock of the issuer outstanding as of March 12, 2008 was 25,000.

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

Business

On November 1, 2006, the Company appointed Dr. Donald J. Ciappenelli as the Chief Executive Officer of the Company and Chairman of its Board of Directors. In the latter part of 2006 and continuing through 2007, the Company has vigorously pursued its strategy of acquiring and commercializing synergistic technologies to develop advanced products, and decided to opened an office in Wellesley Hills, Massachusetts to maximize the Company’s opportunities to find and develop new technologies and start-up companies that fit its business model for rapid growth in important markets. In addition, on March 5, 2007 the Company hired Dr. Howard Benjamin as Vice-President of Research and Development.

As of December 31, 2007, the Company had cash of approximately $1.8 million, primarily constituting remaining proceeds from the Company’s sale of its Healthology stock in January 2005 (generating cash proceeds of approximately $3.3 million), and subsequent sale of its stock in iVillage (resulting in cash proceeds of approximately $147,000). The Company’s other significant asset is its ownership of certain land in Broward County, Florida (the “Real Property”). The Real Property is zoned light industrial and consists of approximately one and one-third acres. The Company entered into a three year lease of the property and receives rent from an unrelated party effective October 1, 2007.

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

Le@P was leasing its corporate office located in Ft. Lauderdale, Florida from an affiliate of its majority stockholder, M. Lee Pearce, M.D. (together with his affiliates, the “Majority Stockholder”) on a month to month basis for approximately $4,100 per month. On March 16, 2007 the Majority Stockholder and his affiliates sold the office building to an unrelated party. Effective April 1, 2007, the Company entered into a new lease for the same corporate office with the unrelated party. The lease provides for (i) a term of one year, (ii) two one-year extension options, and (iii) monthly rental payments remaining at approximately $4,100.

On February 1, 2007 the Company opened an office in Wellesley Hills, Massachusetts. The Company is leasing the space on a month-to-month basis with monthly rental payments of approximately $3,200 per month.

Investment in Real Property

The Company owns real property in Broward County, Florida that was purchased from Bay Colony Associates, Ltd. (“Bay Colony”), an entity wholly-owned by the Majority Shareholder in exchange for a mortgage and note payable in the amount of $562,500. The purchase price was based upon an independent third-party appraisal. The long-term note and mortgage on the real property was replaced with a new long term-note with principal of the same amount on March 17, 2006. The note bears interest at the rate of 7% per annum. Both principal and interest is due on the extended maturity date of January 8, 2010.

The Real Property is zoned light industrial and consisted of approximately one and one-third acres. The Company leases the property to unrelated parties and recognized approximately $5,250 and $18,000 in rental income under the leases for the years 2007 and 2006, respectively.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company is party to business disputes arising in the normal course of its business operations. The Company’s management believes that none of these actions, standing alone, or in the aggregate, is currently material to the Company’s operations or financial condition.

As of December 31, 2007, the Company is not involved in any material claims or lawsuits.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A Common Stock is traded on the OTC Bulletin Board (“OTCBB”), under the symbol LPTC. The following table sets forth the range of high and low bid prices per share of the Company’s Class A Common Stock for each of the quarters during the years ended December 31, 2006 and 2007, as reported on the OTCBB system. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

PRICE PERIOD	HIGH	LOW

2006
First Quarter	$.10	$.073
Second Quarter	.10	.033
Third Quarter	.15	.04
Fourth Quarter	.47	.04

2007
First Quarter	$1.10	$.03
Second Quarter	.92	.51
Third Quarter	.80	.25
Fourth Quarter	.55	.25

There is no public market for the Class B Common Stock or the Series B Preferred Stock, all of which are issued to entities beneficially owned by the Majority Stockholder.

Holders

The Company has 692 Class A Common stockholders of record as of March 13, 2008.

Dividends

The Company has not paid dividends on our common stock in fiscal 2007 or fiscal 2006. The payment of cash dividends will depend upon our earnings, financial requirements and other relevant factors. Payments of dividends on the Company’s Class A Common Stock may only be paid after the payment of current and accumulated dividends on the Company’s Series B Preferred Stock. As of December 31, 2007, dividends of $1,802,500 were accumulated on the Series B Preferred Stock. Management does not presently intend to pay cash dividends.

Equity Compensation Plan Information

The following table sets forth summary information regarding options granted and outstanding under equity compensation plans approved and not approved by the Company’s stockholders. As of December 31, 2007, options to purchase 2,130,480 shares of Class A Common Stock were exercisable.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	3,511,088	$0.26	7,088,912
Equity compensation plans not approved by security holders	—	—	—

TOTAL	3,511,088	$0.26	7,088,912

ITEM 6.	MANAGEMENT’S PLAN OF OPERATION

Business Strategy

On November 1, 2006, the Company appointed Dr. Donald J. Ciappenelli as the Chief Executive Officer of the Company and Chairman of its Board of Directors. In the latter part of 2006 and throughout 2007, the Company has vigorously pursued its strategy of acquiring and commercializing synergistic technologies to develop advanced products, and decided to open an office in Massachusetts to maximize the Company’s opportunities to find and develop new technologies and start-up companies that fit its business model for rapid growth in important markets. In addition, on March 5, 2007 the Company hired Dr. Howard Benjamin as Vice-President of Research and Development.

The Company may also make other acquisitions or investments outside of its normal business plan in order to achieve other objectives, including investments necessary to maintain its exclusion from regulation as an investment company under the ‘40 Act.

Company Liquidity and Cash Requirements

The Company has funded its operations and its investments through proceeds from affiliates of the Majority Stockholder pursuant to a commitment dated September 30, 1999 to provide or arrange for funding of up to ten million dollars (the “Funding Arrangement”) and certain working capital loans. Through March 15, 2006, the Company had received an aggregate of $8.475 million pursuant to this Funding Arrangement. Accordingly, through March 15, 2006, an aggregate of 1,614,285 shares of Class A Common Stock had been issued to the Majority Stockholder or his affiliates pursuant to such agreement.

As of March 15, 2006, there was $3,141,471 of principal and accrued interest due on the working capital loans. These loans were separate from the $10 million Funding Arrangement.

On March 15, 2006, the Company entered into an Exchange and Termination Agreement (“Exchange Agreement”), with the M. Lee Pearce 2005 Irrevocable Trust (“2005 Trust”), of which the Majority Stockholder is the sole beneficiary, whereby all principal and accrued interest due on the loans through the closing date of May 12, 2006 was converted into 31,414,706 shares of the Company’s Class A Common Stock (the “Shares”), at an effective conversion price of $0.10 per share. In consideration, the Company agreed to terminate the Funding Arrangement. One of the conditions to the Exchange Agreement was that the Company reduces the par value of its Class A Common Stock from $0.20 per share to $0.01 per share. The stockholders approved the reduction in the par value of its Common Stock at the Annual Meeting held on May 12, 2006.

On January 10, 2005, the Company received cash proceeds in excess of $3.3 million from the disposition of its investment in Healthology. The Company anticipates that the $3.3 million in proceeds from the Healthology disposition (and an additional $147,000 generated by the subsequent sale of an investment in iVillage) will be sufficient to cover operating expenses through 2008. The Company may seek to raise additional capital in order to make additional investments or acquisitions beyond those that can be funded from the foregoing resources or to engage in any other business activity.

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

Changes in Financial Condition and Results of Operations

The discussion below describes the Company’s material changes in financial condition as of December 31, 2007 compared with December 31, 2006 and its material changes in results of operations when comparing the year ended December 31, 2007 to the year ended December 31, 2006. All amounts in the discussion below are approximate.

Financial Condition at December 31, 2007 Compared to December 31, 2006

The Company’s total assets decreased to $2.3 million as of December 31, 2007 compared to $3.5 million as of December 31, 2006. The decrease is primarily due to the Company’s operating expenses of approximately $1.6 million during 2007 (including approximately $360,000 of share based (non cash) compensation expense).

The Company’s total liabilities decreased to approximately $753,000 as of December 31, 2007 compared to $783,000 as of December 31, 2006. This decrease in liabilities primarily reflects the approximately $100,000 reduction in accrued professional fees for the recruitment of the C.E.O. in 2006, offset by an increase in accrued compensation of approximately $43,000 and an increase of approximately $39,000 in long term accrued interest payable.

Results of Operations for the Year Ended December 31, 2007 (“fiscal 2007”) Compared to the Year Ended December 31, 2006 (“fiscal 2006”)

The Company’s operating expenses for fiscal 2007 were $1,646,416 compared to $649,654 for fiscal 2006, an increase of approximately $997,000 or 153%. The increase primarily reflects increases in salaries and benefits, (non-cash) share-based compensation expense and professional fees incurred in connection with the search and retention of the Company’s C.E.O. and Vice-President.

The Company’s net loss for fiscal 2007 was $1,510,991 compared to a net loss of $531,734 for fiscal 2006. The Company’s net loss for fiscal 2007 primarily reflects operating expenses of $1,646,416 (including approximately $360,000 in non-cash stock based compensation expense), interest expense of $39,375 offset by interest income of $107,055, and gain on sale of property and equipment of $25,000 and other income of $37,495. The Company’s net loss in fiscal 2006 primarily reflects operating expenses of $649,654, interest expense of $100,207 offset by interest income of $152,423, and gain on sale of the investment in iVillage, Inc. of $47,704.

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

Off-Balance Sheet Arrangements

As of December 31, 2007, the Company did not have any material off-balance sheet arrangements that have or are reasonably likely to have a material effect on the current or future financial condition, results of operations, liquidity, or capital resources.

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

(a) Evaluation of Disclosure Controls and Procedures

          As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Audit Committee Chairman and the Acting Principal Financial Officer of our disclosure controls and procedures. Based upon this evaluation, our Audit Committee Chairman and the Acting Principal Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b) Changes in Internal Controls

          There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

Given that the Company is not presently engaged in active operations and has only recently engaged two full time executive officers, the Company has not yet adopted a Code of Ethics applicable to its officers, including its principal executive officer, principal financial officer, principal accounting officer or controller and any other persons performing similar functions. Except as provided above, the items required by Part III, Item 9 are incorporated herein by reference from the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders.

ITEM 10.	EXECUTIVE COMPENSATION

The items required by Part III, Item 10 are incorporated herein by reference from the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The items required by Part III, Item 11 are incorporated herein by reference from the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The items required by Part III, Item 12 are incorporated herein by reference from the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders.

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

10.19

Promissory Note dated March 11, 2004, in the principal amount of $93,022 issued to M. Lee Pearce, M.D.(incorporated by reference to Exhibit 10.26 in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 as filed with the SEC on March 22, 2004).

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

10.32

Employment Agreement, dated as of November 1, 2006 by and between Le@P Technology, Inc. and Dr. Donald J. Ciappenelli (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K as filed with the SEC on November 3, 2006)

10.33

Employment Agreement, dated as of March 5, 2007 by and between Le@P Technology, Inc. and Dr. Howard Benjamin. (incorporated by reference to Exhibit 10.33 in the Company’s Form 10 KSB as filed with the SEC on March 30, 2007)

10.34

Renewal Promissory Note dated as of October 24,2007 in the principal amount of $562,500 executed by Parkson, LLC in favor of Bay Colony Associates, Ltd. (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K as filed with the SEC on October 25, 2007).

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

Report of Form 8-K filed on April 5, 2007, relating to an event dated April 3, 2007. Pursuant to Item 4.01 of such Report, the Registrant reported a change in Registrant’s Certifying Accountants.

Report of Form 8-K filed on October 25, 2007, relating to an event dated October 24, 2007. Pursuant to Item
1.01 of such Report, the Registrant reported an entry into a material definitive agreement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The items required by Part III, Item 14 are incorporated herein by reference from the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LE@P TECHNOLOGY, INC.

By:	/s/	Donald J. Ciappenelli

Donald J. Ciappenelli,
Chief Executive Officer

By:	/s/	Mary E. Thomas

Mary E. Thomas,
Acting Principal Financial Officer

Dated: March 18, 2008

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Donald J. Ciappenelli	President, Chief Executive Officer and Director	March 18, 2008
Donald J. Ciappenelli

/s/ Mary E. Thomas	Acting Principal Financial Officer and Director	March 18, 2008
Mary E. Thomas

/s/ Jerome Fields, M.D.	Director	March 18, 2008
Jerome Fields, M.D.

/s/ Timothy Lincoln	Director	March 18, 2008
Timothy Lincoln

“Exhibit F”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Le@P Technology, Inc.

We have audited the accompanying consolidated balance sheet of Le@P Technology, Inc. and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2007. Le@P Technology, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Le@P Technology, Inc. and Subsidiaries as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Berenfeld, Spritzer, Shechter & Sheer LLP

Fort Lauderdale, Florida

March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Le@P Technology, Inc.

We have audited the accompanying consolidated balance sheet of Le@P Technology, Inc. and Subsidiaries as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Le@P Technology, Inc. and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Berkowitz Dick Pollack & Brant, LLP

Fort Lauderdale, Florida
March 18, 2007

Le@P Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$1,788,230	$3,001,314
Accounts receivable	6,839	—
Prepaid expenses and other current assets	7,496	8,667

Total current assets	1,802,565	3,009,981

Property and equipment, net	515,555	513,392

Other assets	23,842	170

Total assets	$2,341,962	$3,523,543

See notes to consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2007	2006

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,919	$23,737
Accrued professional fees	50,176	150,800
Accrued compensation and related liabilities	57,873	15,184

Total current liabilities	119,968	189,721

Long-term notes payable to related party	562,500	562,500

Long-term accrued interest payable to related party	70,551	31,176

Total liabilities	753,019	783,397

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at December 31, 2007 and 2006.	2,170,000	2,170,000
Class A common stock, $0.01 par value per share at December 31, 2007 and December 31, 2006. Authorized 149,975,000 shares at December 31, 2007 and December 31, 2006. Issued 65,280,759 shares at December 31, 2007 and 2006.	652,808	652,808
Class B common stock, $0.01 par value per share at December 31, 2007 and December 31, 2006. Authorized, issued and outstanding 25,000 shares at December 31, 2007 and 2006.	250	250
Additional paid-in capital	36,102,613	35,742,825
Accumulated deficit	(37,287,268)	(35,776,277)
Treasury stock, at cost, 84,850 shares at December 31, 2007 and 2006	(49,460)	(49,460)

Total stockholders’ equity	1,588,943	2,740,146

Total liabilities and stockholders’ equity	$2,341,962	$3,523,543

See notes to consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years ended December 31,
	2007	2006

Revenue	$—	$—

General and administrative expenses:
Salaries and benefits	581,609	119,141
Share-based compensation expense	359,788	84,288
Professional fees	502,959	280,449
Other	202,060	165,776

Total general and administrative expenses	1,646,416	649,654

Other income (expenses):
Interest expense	(39,375)	(100,207)
Interest income	107,055	152,423
Rental income	5,250	18,000
Gain on sale of investment in iVillage, Inc.	—	47,704
Gain on sale of property and equipment	25,000	—
Other income	37,495	—

Total other income (expenses)	135,425	117,920

Loss before income taxes	(1,510,991	(531,734)

Provision for income taxes	—	—

Net loss	(1,510,991)	(531,734)

Dividends undeclared on cumulative preferred stock	217,000	217,000

Net loss attributable to common stockholders	$(1,727,991)	$(748,734)

Basic and diluted net loss per share:
Net loss per common share:	$(0.03)	$(0.01)

Net loss attributable to common stockholders	$(0.03)	$(0.01)

Basic weighted average shares outstanding	65,305,759	53,930,426

Diluted weighted average shares outstanding	65,305,759	53,930,426

See notes to consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income

								Accumulated Other Comprehensive Income
	Preferred Stock		Class A and Class B Common Stock		Additional Paid-in
						Accumulated	Treasury
	Shares	Amount	Shares	Par Value	Capital	Deficit	Stock		Total

Balance at December 31, 2005	2,170	$2,170,000	33,791,053	$6,758,211	$26,401,913	$(35,244,543)	$(49,460)	$39,377	$75,498

Net loss	—	—	—	—	—	(531,734)	—	—	(531,734)

Issuance of 100,000 Class A Common Stock shares for $0.10 per share, February 27, 2006	—	—	100,000	20,000	(10,000)	—	—	—	10,000

Issuance of 31,417,706 Class A Common Stock shares on May 12, 2006 for conversion of short-term notes payable and accrued interest to related party at $0.10 per share pursuant to an Exchange and Termination Agreement, March 12, 2006	—	—	31,414,706	314,147	2,827,324	—	—	—	3,141,471

Amendment to Articles of Incorporation changing the par value of Class A and B common stock from $0.20 to $0.01, May 12, 2006	—	—	—	(6,439,300)	6,439,300	—	—	—	—

Issuance of 2,775,350 stock options to purchase 2,775,350 shares of Class A Common Stock pursuant to Employment Agreement for share-based compensation, October 31, 2006	—	—	—	—	214,395	—	—	—	214,395

Unrecognized share-based compensation on stock options	—	—	—	—	(130,107)	—	—	—	(130,107)

Reclassification adjustment for gains realized in net loss, net of tax	—	—	—	—	—	—	—	(39,377)	(39,377)

Balance at December 31, 2006	2,170	2,170,000	65,305,759	653,058	35,742,825	(35,776,277)	(49,460)	—	2,740,146

Net loss						(1,510,991)			(1,510,991)

Share-based compensation on stock options					359,788				359,788

Balance at December 31, 2007	2,170	$2,170,000	65,305,759	$653,058	$36,102,613	$(37,287,268)	$(49,460)	$—	$1,588,943

See notes to consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(1,510,991)	$(531,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of property and equipment	(25,000)	—
Depreciation	1,335	6,646
Gain on sale of investment in iVillage, Inc.	—	(47,704)
Share-based compensation expense	359,788	84,288
Changes in operating assets and liabilities:
Due from related party	—	21,191
Accounts receivable	(6,839)	—
Prepaid expenses and other current assets	1,171	1,030
Other assets	(23,672)	—
Accounts payable and other accrued expenses	(11,817)	6,939
Accrued professional fees	(100,624)	88,445
Accrued compensation and related liabilities	42,689	11,534
Accrued interest payable to related party	39,375	73,323

Net cash used in operating activities	(1,234,585)	(286,042)

Cash flows from investing activities:
Purchase treasury bills	—	(2,706,221)
Proceeds from sale of treasury bills	—	2,706,221
Net proceeds from sale of investment in iVillage, Inc.	—	147,449
Proceeds from sale of equipment	25,000	—
Purchase of equipment	(3,499)	(3,296)

Net cash provided by investing activities	21,501	144,153

Cash flows from financing activities
Proceeds from issuance of Class A Common Stock	—	10,000

Net cash provided by financing activities	—	10,000

Net decrease in cash and cash equivalents	(1,213,084)	(131,889)
Cash and cash equivalents at beginning of year	3,001,314	3,133,203

Cash and cash equivalents at end of year	$1,788,230	$3,001,314

Supplemental disclosure of cash flow information:
Cash paid during year for: Interest	$—	$18,634

Cash paid during year for: Income taxes	$—	$—

Schedule of noncash investing and financing activities:
Conversion of short-term notes payable and accrued interest payable to related party for Class A Common stock	$—	$3,141,471

See notes to consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	The Company

Le@P Technology, Inc. and Subsidiaries (“Le@P” or the “Company”), formerly known as Seal Holdings Corporation and Subsidiaries, is a holding company that is actively pursuing its strategy of acquiring and commercializing synergistic technologies to develop advanced products. The Company plans to structure its acquisitions (as the purchase of controlling interests or otherwise) to avoid subjecting the Company to requirements and regulation as an investment company under the Investment Company Act of 1940. The Company appointed Dr. Donald J. Ciappenelli as the Chief Executive Officer and Chairman of the Board in November 2006, and established an office in the Boston area in February 2007 to maximize the Company’s opportunities to find and develop new technologies and businesses that fit its model for rapid growth in important markets.

2.	Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements (the “financial statements”) include the accounts of Le@P Technology, Inc. and its wholly-owned subsidiaries(see exhibit 21). All significant intercompany accounts and transactions are eliminated in consolidation.

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

Fair value of financial instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to the short-term maturities of these assets and liabilities. The fair market value of other financial instruments is provided by the use of quoted market prices and other appropriate valuation techniques, based on information available at year-end. Notes payable to related parties are not arm’s-length transactions.

Impairment of long-lived assets and long-lived assets to be disposed of

In accordance with FASB No. 144, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceed the estimated fair value. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell. No asset impairment occurred during the years ended December 31, 2007 and 2006.

Loss per share

Basic earnings per share amounts are computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents, and stock options outstanding during the period. Potential shares of common stock and their effects on income were excluded from the diluted calculations if the effect was anti-dilutive.

Concentration of credit risk

The Company maintains cash balances at a high credit quality financial institution which at times exceeds the federally insured amounts. As of December 31, 2007 and 2006, approximately $1,580,000 and $2,829,000, respectively, exceeded the federally insured amount.

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

Reclassification

Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to maintain consistency and comparability between periods presented.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“FASB No. 141®”). FASB No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. FASB No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. FASB No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. FASB No. 141(R) is effective for the Company for fiscal 2010. The Company is currently assessing the impact of FASB No. 141(R) on its consolidated financial position and results of operations.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FASB No. 160”).” The objective of FASB No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. FASB No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB No. 141 (R). This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). FASB No. 160 will be effective for the Company’s fiscal 2010. The Company is currently assessing the potential effect of FASB No. 160 on its consolidated financial statements.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, or “FSPFIN 48-1,” which clarifies when a tax position is considered settled under FIN 48. The FSP explains that a tax position can be effectively settled on the completion of an examination by a taxing authority without legally being extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if (1) the tax position is not considered more likely than not to be sustained solely on the basis of its technical merits and (2) the statute of limitations remain open. FSP FIN 48-1 should be applied upon the initial adoption of FIN 48. The impact of our adoption of FIN 48 (as of January 1, 2007) is in accordance with this FSP and the implementation has not resulted in any changes to our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“FASB No. 159”). FASB No. 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. FASB No. 159 is effective for the Company’s 2009 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of FASB No. 159 on its consolidated financial statements.

In September 2006, FASB Statement No. 157, “Fair Value Measurements” was issued. FASB Statement No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. FASB No. Statement 157 is effective January 8, 2008. The Company is in the process of evaluating the impact that FASB Statement No. 157 will have on its consolidated financial statements.

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

On September 30, 1999, the Company’s Chairman and Majority Stockholder agreed to provide Le@P, directly or through his affiliates (collectively, the “Majority Stockholder”), funding of up to $10,000,000 to be used to fund working capital requirements and future acquisitions, as approved by the Company’s Board of Directors (the “Funding Commitment”). On March 15, 2006, the Majority Stockholder agreed to convert the notes into equity pursuant to an Exchange and Termination Agreement (Exchange Agreement”) under which (a) the Majority Stockholder exchanged the $3.14 million of principal and accrued interest under the notes (“Note Balance”) for 31,414,706 shares of Class A Common Stock at a conversion price of $0.10 per share, and (b) the Company terminated the Funding Commitment. The Exchange Agreement closed on May 12, 2006.

The Company anticipates that the remaining proceeds from the Healthology disposition will be sufficient to cover operating expenses through the next twelve months.

4.    Property and Equipment

Property and equipment consists of the following:
	December 31,
	2007	2006

Land	$510,000	$510,000
Leasehold improvements	17,842	17,842
Equipment and software	16,340	12,841
Furniture and fixtures	59,433	84,553

	603,615	625,236
Less accumulated depreciation	88,060	111,844

	$515,555	$513,392

Depreciation expense for the years ended December 31, 2007 and 2006 was $1,335 and $6,646 respectively.

5.    Commitments and Contingencies

Legal Proceedings

From time to time, the Company is party to business disputes arising in the normal course of its business operations. The Company’s management believes that none of these actions, standing alone, or in the aggregate, is currently material to the Company’s operations or financial condition.

Employment Agreements

Effective November 1, 2006, Dr. Donald J. Ciappenelli became the Chief Executive Officer of the Company and was appointed as the Chairman of the Board of Directors of the Company. Pursuant to an Employment Agreement dated October 31, 2006 (the “Ciapenelli Employment Agreement”), Dr. Ciappenelli will serve the Company in these capacities for a three year term, and is entitled to receive an annual base salary of $280,000.

The Ciapenelli Employment Agreement also provides for the grant of stock options, vesting 1/3 at the employment effective date and 1/3 on each of November 1, 2007 and 2008 to purchase common stock of the Company. These options will be exercisable to purchase 4% of the Company’s fully diluted equity as of the date the options were granted (or 2,775,350 shares of common stock), at an exercise price of $0.079 per share.

Effective March 5, 2007, Dr. Howard Benjamin became the Company’s Vice President of Research and Development. Pursuant to an employment agreement executed March 16, 2007 (the “Benjamin Employment Agreement”), Dr. Benjamin will serve in this capacity for a term of one year, with additional one year renewal provisions, and is entitled to an annual base salary of $200,000.

The Benjamin Employment Agreement also provides for the grant of stock options, vesting 1/3 at the employment effective date and 1/3 on each of March 5, 2009 and March 5, 2010, to purchase share of common stock of the Company. These options are exercisable to purchase 1% of the Company’s fully diluted equity as of the date the options were granted (or 683,238 shares of common stock) at an exercise price of $0.80 per share.

6.    Related Party Transactions

The Company’s Majority Stockholder, directly or indirectly, owns a number of real estate entities with which the Company has done or currently does business. Le@P was leasing its corporate office located in Ft Lauderdale, Florida from the Majority Stockholder, on a month to month basis for approximately $4,100 per month. On March 16, 2007 the Majority Stockholder and his affiliates sold the office building to an unrelated party. Effective April 1, 2007, the Company entered into a new lease for the same corporate office with the unrelated part. The lease provides for (i) a term of one year, (ii) two one-year extension options, and (iii) monthly rental payments remaining at approximately $4,100 per month.

The Company owns real property in Broward County, Florida that was purchased from Bay Colony Associates, Ltd. (“Bay Colony”), an entity wholly-owned by the Majority Stockholder in exchange for a mortgage and note payable in the amount of $562,500. The purchase price was based upon an independent third-party appraisal. The long-term note and mortgage on the real property was replaced with a new long term-note with principal of the same amount on March 17, 2006. The note bears interest at the rate of 7% per annum. Both principal and interest is due on the extended maturity date of January 8, 2010.

The land is zoned light industrial and consists of approximately one and one-third acres. The Company entered into a three year lease of the property with an unrelated party effective October 1, 2007. The Company recognized approximately $5,250 and $18,000 in rental income under the leases for the years 2007 and 2006, respectively. The Company has no plans to sell or develop the property.

The interest expense included in the accompanying financial statements relates to interest charged on the indebtedness due to the Majority Stockholder.

7.    Stock Based Compensation

Options may be granted to Company employees, directors and consultants under various stock option plans. All options granted under the plans through December 31, 2007 have been at prices which have been equal to or greater than the fair market value of the Company’s common stock at the date of grant. At December 31, 2007, the Company had reserved 7,088,912 shares of Class A common stock for possible future issuance under its stock option plans.

The Company recognizes compensation expense for the Company’s share-based payment awards on a straight-line basis using a separate vesting tranche for each stock option issued. The Company determined the grant-date fair value of share-based payment awards using the Black-Scholes pricing model.

The Company granted options to purchase 683,238 shares of the Company’s Class A Common Stock during the year ended December 31, 2007. The stock options provide for the following: an exercise price of $.80 per share, an expiration date of March 14, 2017; and vesting of 1/3 of the stock options on each of the following dates: March 5, 2007, March 5, 2009 and March 5, 2010. The Company granted options to purchase 2,775,350 shares of the Company’s Class A Common Stock during the year ended December 31, 2006. The stock options provide for the following: an exercise price of $.079 per share; an expiration date of October 31, 2016; and vesting of 1/3 of the stock options on each of the following dates: October 31, 2006, October 31, 2008 and October 31, 2009. During the year ended December 31, 2007 and December 31, 2006, the Company recorded approximately $360,000 and $84,000, respectively, in compensation expense related to the share-based payment awards.

The following table summarizes the weighted average grant-date fair values and assumptions that were used to estimate the grant-date fair values of the share options granted during the year ended December 31:

Grant-date fair value	2007	2006

Value per stock option	$.78	$.08

Black-Scholes option value	$531,653	$214,395

Assumptions

Dividend yield	0%	0%
Expected volatility	134%	127%
Risk free interest rate	4.56%	4.73%
Expected life	10 years	10 years

The Company’s computation of the expected volatility for the years ended December 31, 2007and 2006 is based primarily upon historical volatility and the expected term of the option. The expected term is based on the historical exercise experience under the share-based plans of the underlying award and represents the period of time the share-based awards are expected to be outstanding. The interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period commensurate with the estimated expected life.

As of December 31, 2007, approximately $307,000 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of two years.

Option activity under the Company’s plans is summarized below:

	2007		2006

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	3,127,850	$0.17	1,452,500	$1.41
Options granted	683,238	$0.80	2,775,350	0.07	9
Options expired	(300,000)	$0.50	(1,100,000)	0.63

Outstanding at end of year	3,511,088	$0.26	3,127,850	$0.17

Options exercisable at year-end	2,130,480	$0.16	1,277,617	$0.18
Shares available for future grant	7,088,912		8,972,150

The following table summarizes information about stock options outstanding and exercisable at December 31, 2007:

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$3.00	52,500	2.2	$3.00	52,500	$3.00

$0.079	2,775,350	8.9	$0.079	1,850,234	$0.079

$0.80	683,238	9.5	$0.80	227,746	$0.80

	3,511,088			2,130,480

8.      Preferred Stock

The Certificate of Incorporation of the Company, as amended, authorizes the issuance of 25,000,000 shares of Preferred Stock, $.001 par value of which 2,500 shares have been designated as Series B 10% Cumulative Preferred Stock, $.001 par value, (the “Series B Preferred Stock”). The Series B Preferred Stock is nonvoting and nonconvertible. Dividends on the Series B Preferred Stock are cumulative and accrue at a rate of 10% per annum on the preferred stock’s stated value of $1,000 per share and must be paid before any dividends may be paid on any other class of common or preferred stock. No other class of common or preferred stock may be redeemed or repurchased nor may the Series B Preferred Stock be altered or modified without the approval of the holders of the Series B Preferred Stock. Effective November 15, 1999, the Company issued 2,170 shares of the Series B Preferred Stock to the Majority Shareholder in exchange for $2,170,000, which had previously been contributed to the Company. At December 31, 2007 and 2006, respectively dividends of $1,802,500 and $1,585,500 were accumulated on the Series B Preferred Stock. Such amount will be accrued and charged to retained earnings, if any, or additional paid-in capital when declared by the Company’s Board of Directors.

9.      Class B Common Stock

The Company has 25,000 shares of Class B Common Stock outstanding. Such shares are held by an affiliate of the Company’s Majority Stockholder and enable the holder to elect a majority of the Board of Directors of the Company; otherwise the Class B Common Stock is identical to the Company’s Class A Common Stock.

10.    Income Taxes

Significant components of the Company’s net deferred income taxes are as follows:

	For the Years ended December 31,
	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$3,360,618	$2,977,873
Accruals	42,659	14,497
Stock –based compensation	197,097	61,709
Other	5,050	1,032

Deferred tax assets	3,605,424	3,055,111
Less valuation allowance	(3,605,424)	(3,055,111)

Net deferred tax assets	$—	$—

A reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate (benefit) follows:

	For the Years ended December 31,
	2007	2006

U.S. Federal Statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	3.63	3.63
Change in valuation allowance	(37.63)	(37.63)
Other	(0.00)	(0.00)

	0.00%	0.00%

FASB Statement No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of the evidence, both positive and negative, management has determined that a $3,605,424 valuation allowance at December 31, 2007 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $550,313. At December 31, 2007, the Company has available net operating loss carryforwards for Federal income tax purposes of approximately $8,018,450 expiring at various times through 2027.

11.      Valuation and Qualifying Accounts

A summary of the activity in the Company’s valuation and qualifying accounts is as follows:

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-off’s	Other Changes	Balance at End of Period
Deferred tax asset valuation allowance

Year ended December 31, 2007	$3,055,111	$550,313	—	—	$3,605,424
Year ended December 31, 2006	$2,068,421	$986,690	—	—	$3,055,111