Form 10-Q
period 2008-03-31
LEAP TECHNOLOGY INC / DE
filed 2008-05-09
CIK 110027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     (Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from________________ to______________

Commission File No. 0-5667

Le@P Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	65-0769296

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

5601N. Dixie Highway, Suite 411, Ft.	33334

(Address of Principal Executive Offices)	(Zip code)

(954) 771-1772
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Class A Common Stock, par value $0.01 per share; 65,195,909 outstanding as of May 5, 2008

Class B Common Stock, par value $0.01 per share; 25,000 shares outstanding as of May 5, 2008

LE@P TECHNOLOGY, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2008	December 31, 2007

Assets

Current assets:
Cash and cash equivalents	$1,270,447	$1,788,230
Accounts receivable	0	6,839
Prepaid expenses and other current assets	105,694	7,496

Total current assets	1,376,141	1,802,565

Property and equipment, net	515,215	515,555

Other assets	23,842	23,842

Total assets	$1,915,198	$2,341,962

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(continued)
(Unaudited)

	March 31, 2008	December 31, 2007

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$15,415	$11,919
Accrued professional fees	75,616	50,176
Accrued compensation and related liabilities	65,485	57,873

Total current liabilities	156,516	119,968

Long-term notes payable to related party	562,500	562,500

Long-term accrued interest payable to related party	80,368	70,551

Total liabilities	799,384	753,019

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at March 31, 2008 and December 31, 2007.	2,170,000	2,170,000
Class A Common Stock, $0.01 par value per share at March 31, 2008 and December 31, 2007. Authorized 149,975,000 shares at March 31, 2008 and December 30, 2007. Issued 65,280,759 shares at September 30, 2007 and December 31, 2006.	652,808	652,808
Class B Common Stock, $0.01 par value per share at March 31, 2008 and December 31, 2007. Authorized, issued and outstanding 25,000 shares at March 31, 2008 and December 31, 2007.	250	250
Additional paid-in capital	36,154,411	36,102,613
Accumulated deficit	(37,812,195)	(37,287,268)
Treasury stock, at cost, 84,850 shares at March 31, 2008 and December 31, 2007.	(49,460)	(49,460)

Total stockholders’ equity	1,115,814	1,588,943

Total liabilities and stockholders’ equity	$1,915,198	$2,341,962

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,

	2008	2007

Revenue	$—	$—

General and administrative expenses:
Salaries and benefits	377,250	123,090
Share based compensation expense	51,798	204,412
Professional fees	53,150	164,053
General and administrative	49,455	39,697

Total general and administrative expenses	531,653	531,252

Other income (expense):
Interest expense	(9,817)	(9,709)
Interest income	11,293	33,271
Rental income	5,250	—
Gain on sale of property & equipment	—	25,000

Total other income (expenses)	6,726	48,562

Net loss before income taxes	$(524,927)	$(482,690)

Provision for income taxes	—	—

Net loss	(524,927)	(482,690)

Dividends undeclared on cumulative preferred stock	54,250	54,250

Net loss attributable to common stockholders	$(579,177)	$(536,940)

Basic and diluted net loss per share:

Net loss per common share	$(0.01)	$(0.01)

Net loss attributable to common stockholders	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding	65,220,909	65,220,909

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months Ended March 31,

	2008	2007

Cash flows from operating activities:
Net loss	$(524,927)	$(482,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of property and equipment	—	(25,000)
Depreciation	340	279
Share-based compensation expense	51,798	204,412
Changes in operating assets and liabilities:
Accounts receivable	6,839	—
Prepaid expenses and other current assets	(98,198)	(107,560)
Accounts payable and accrued expenses	3,496	24,710
Accrued interest payable to related party	9,817	9,709
Accrued compensation and related liabilities	7,612	31,271
Accrued professional fees	25,440	(95,810)

Net cash used in operating activities	(517,783)	(440,679)

Cash flows from investing activities:

Proceeds from sale of property and equipment		25,000

Net cash provided by investing activities	—	25,000

Net decrease in cash and cash equivalents	(517,783)	(415,679)
Cash and cash equivalents at beginning of period	1,788,230	3,001,314

Cash and cash equivalents at end of period	$1,270,447	$2,585,635

Le@P Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2008
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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Le@P Technology, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2007.

Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Le@P Technology, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to maintain consistency and comparability between periods presented.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirement for FASB Statement No. 133, “Derivative Instruments and Hedging Activities” (“SFAS No. 133”). It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company as of January 1, 2009.

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

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment.

The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. On January 1, 2008, we began calculating the expected option term based on our historical option exercise data. This change did not have a significant impact on the compensation expense recognized for stock options granted in 2008.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FASB No. 160”).” The objective of FASB No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. FASB No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB No. 141 (R). This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). FASB No. 160 will be effective for the Company’s fiscal 2010. The Company is currently assessing the potential effect of FASB No. 160 on its financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement clarifies the definition of fair value of assets and liabilities, establishes a framework for measuring fair value of assets and liabilities and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, the FASB deferred the effective date of SFAS No. 157 until the fiscal years beginning after November 15, 2008 as it relates to the fair value measurement requirements for nonfinancial assets and liabilities that are initially measured at fair value, but not measured at fair value in subsequent periods. These nonfinancial assets include goodwill and other indefinite-lived intangible assets which are included within other assets. In accordance with SFAS No. 157, the Company will adopt the provisions of SFAS No. 157 with respect to financial assets and liabilities effective as of January 1, 2009. The Company evaluating the impact of SFAS No. 157 for nonfinancial assets and liabilities and expects that this adoption will not have a material impact on its results of operations or financial condition.

3.	Note Payable to Related Parties

The Company owns real property in Broward County, Florida that was purchased from Bay Colony Associates, Ltd. (“Bay Colony”), an entity wholly-owned by the Majority Stockholder in exchange for a mortgage and note payable in the amount of $562,500. The purchase price was based upon an independent third-party appraisal. On March 17, 2006, the long-term note and mortgage on the real property was replaced with a new long-term note with principal of the same amount. The note bears interest at the rate of 7% per annum. Both principal and interest are due on the extended maturity date of January 8, 2010.

4.	Related Party Transactions

The Company’s Majority Stockholder, directly or indirectly, owns a number of real estate entities with which the Company has done or currently does business. Prior to March 16, 2007, the Company was leasing its corporate office located in Fort Lauderdale, Florida from the Majority Stockholder on a month to month basis for approximately $4,100 per month. On March 16, 2007, the Majority Stockholder sold the office building to an unrelated party. Effective April 1, 2007, the Company entered into a new lease for the same corporate office with the unrelated party. The lease provides for (i) a term of one year, (ii) two one-year extension options, and (iii) monthly rental payments of approximately $4,100 per month.

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

On November 1, 2006, the Company appointed Dr. Donald J. Ciappenelli as the Chief Executive Officer of the Company and Chairman of its Board of Directors. In addition, on March 5, 2007 the Company hired Dr. Howard Benjamin as Vice-President of Research and Development. The Company has vigorously pursued its strategy of acquiring and commercializing synergistic technologies to develop advanced products, and opened an office in the Boston area to maximize the Company’s opportunities to find and develop new technologies and start-up companies that fit its business model for rapid growth in important markets.

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

Liquidity and Cash Requirements

The Company anticipates that its cash and cash equivalents, aggregating to approximately $1.27 million as of March 31, 2008, will cover its operating expenses at least through the fiscal year end, and the Company intends during this period to seek and capitalize upon opportunities for acquisitions and investments to enhance shareholder value.

Financial Condition at March 31, 2008 Compared to December 31, 2007

The Company’s total assets decreased from $2.34 million at the end of 2007 to $1.92 million at March 31, 2008, primarily reflecting the expenditure of cash to pay operating expenses and retention bonuses of approximately $187,000 to the Chief Executive Officer and Vice president during the first three months of 2008, offset by an increase in prepaid expenses of approximately $98,000.

The Company’s total liabilities increased from approximately $753,000 at the end of 2007 to approximately $799,000 at March 31, 2008, primarily due to an increase in accrued professional fees of approximately $25,000 and an increase in accrued compensation and related liabilities of approximately $8,000.

Comparison of Results of Operations for the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007

The Company’s net operating loss increased from approximately $483,000 for the three months ended March 31, 2007 to approximately $525,000 for the three months ended March 31, 2008. The increase was due to an increase in salaries and benefits of approximately $254,000 primarily due to the payment of retention bonuses of approximately $187,000 to the Chief Executive Officer and Vice President, offset by a decrease in professional fees of approximately $111,000 and a decrease in stock based compensation of approximately $152,000.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s Audit Committee and management, including the Chief Executive Officer and Acting Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the Company’s Audit Committee and management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

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

The Company did not have any unregistered sales of equity securities during the quarter ending March 31, 2008.

Item 3.	Defaults Upon Senior Security Notes

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company will hold its annual meeting of shareholders on May 23, 2008 (the “2008 Meeting”). The Company solicited proxies for the 2008 Meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “1934 Act”) and there was no solicitation opposing the Company’s.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Acting Principal Financial Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.*

* Filed herewith

(a)	Reports on Form 8-K

None

SIGNATURE

In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LE@P TECHNOLOGY, INC.

Dated: May 9, 2008	By:	/s/ Donald J. Ciappenelli

Donald J. Ciappenelli
Chief Executive Officer

	By:	/s/ Mary E. Thomas

Mary E. Thomas
Acting Principal Financial Officer

Exhibit Index

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Acting Principal Financial Officer relating to Periodic Financial Report pursuant to 18 U.S.C. Section 1350.