Form 10-Q
period 2008-06-30
LEAP TECHNOLOGY INC / DE
filed 2008-08-19
CIK 110027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

  (Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from___________ to___________
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
          Yes     ☐ No     ☒
Class A Common Stock, par value $0.01 per share; 65,195,909 outstanding as of August 15, 2008
Class B Common Stock, par value $0.01 per share; 25,000 shares outstanding as of August 15, 2008

LE@P TECHNOLOGY, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2008	December 31, 2007

Assets

Current assets:
Cash and cash equivalents	$951,944	$1,788,230
Accounts receivable	—	6,839
Prepaid insurance	31,706	7,496
Prepaid expenses other	203,015	—

Total current assets	1,186,665	1,802,565

Property and equipment, net	514,876	515,555

Other assets	23,842	23,842

Total assets	$1,725,383	$2,341,962

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(continued)
(Unaudited)

	June 30, 2008	December 31, 2007

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$78,338	$11,919
Accrued professional fees	34,000	50,176
Accrued compensation and related liabilities	71,996	57,873

Total current liabilities	184,334	119,968

Long-term notes payable to related party	562,500	562,500

Long-term accrued interest payable to related party	90,185	70,551

Total liabilities	837,019	753,019

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at June 30, 2008 and December 31, 2007.	2,170,000	2,170,000
Class A Common Stock, $0.01 par value per share at June 30, 2008 and December 31, 2007. Authorized 149,975,000 shares at June 30, 2008 and December 30, 2007. Issued 65,280,759 shares at June 30, 2008 and December 31, 2007.	652,808	652,808
Class B Common Stock, $0.01 par value per share at June 30, 2008 and December 31, 2007. Authorized, issued and outstanding 25,000 shares at June 30, 2008 and December 31, 2007.	250	250
Additional paid-in capital	36,206,209	36,102,613
Accumulated deficit	(38,091,443)	(37,287,268)
Treasury stock, at cost, 84,850 shares at June 30, 2008 and December 31, 2007.	(49,460)	(49,460)

Total stockholders’ equity	888,364	1,588,943

Total liabilities and stockholders’ equity	$1,725,383	$2,341,962

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Revenue	$—	$—	$—	$—

Expenses:
Salaries and benefits	145,935	146,852	523,184	269,942
Share based compensation expense	51,798	48,106	103,596	252,518
Professional fees	25,683	156,687	78,833	320,740
General and administrative	58,131	53,319	107,586	93,016

Total expenses	281,547	404,964	813,199	936,216

Other income (expense):
Interest expense	(9,817)	(9,817)	(19,634)	(19,526)
Interest income	4,534	28,755	15,826	62,026
Rental income	5,250	—	10,500	—
Gain on sale of property & equipment	—	—	—	25,000
Other income	2,332	14,552	2,332	14,552

Total other income (expenses)	2,299	33,490	9,024	82,052

Net loss before income taxes	(279,248)	(371,474)	(804,175)	(854,164)

Provision for income taxes	—	—	—	—

Net loss	(279,248)	(371,474)	(804,175)	(854,164)

Dividends undeclared on cumulative preferred stock	54,250	54,250	108,500	108,500

Net loss attributable to common stockholders	$(333,498)	$(425,724)	$(912,675)	$(962,664)

Basic and diluted net loss per share:

Net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Net loss attributable to common stockholders	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding	65,220,909	65,220,909	65,220,909	65,220,909

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months Ended June 30,

	2008	2007

Cash flows from operating activities:
Net loss	$(804,175)	$(854,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of property and equipment	—	(25,000)
Depreciation	679	539
Share-based compensation expense	103,596	252,518
Changes in operating assets and liabilities:
Accounts receivable	6,839	—
Prepaid expenses and other current assets	(227,225)	(35,868)
Accounts payable and accrued expenses	66,419	(8,326)
Accrued interest payable to related party	19,634	19,526
Accrued compensation and related liabilities	14,123	23,130
Accrued professional fees	(16,176)	(103,040)

Net cash used in operating activities	(836,286)	(730,685)

Cash flows from investing activities:

Purchase of property and equipment	—	(3,499)
Proceeds from sale of property and equipment	—	25,000

Net cash provided by investing activities	—	21,501

Net decrease in cash and cash equivalents	(836,286)	(709,184)
Cash and cash equivalents at beginning of period	1,788,230	3,001,314

Cash and cash equivalents at end of period	$951,944	$2,292,130

Le@P Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2008
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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In May, 2008 the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting APB 14-1 on its consolidated financial statements.

In April 2008, the FASB issued FSP 142-3. “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“FASB No. 141(R)”). FASB No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. FASB No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. FASB No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. FASB No. 141(R) is effective for the Company for fiscal year ending 2010. The Company is currently assessing the impact of FASB No. 141(R) on its consolidated financial position and results of operations.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“FASB No. 159”). FASB No. 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. FASB No. 159 is effective for the Company’s 2009 year, although early adoption is permitted. The Company is currently assessing the potential effect of FASB No. 159 on its consolidated financial statements.

Recently Adopted Accounting Principles

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. On January 1, 2008, we adopted calculating the expected option term based on our historical option exercise data. This change did not have a significant impact on the compensation expense recognized for stock options granted in 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement clarifies the definition of fair value of assets and liabilities, establishes a framework for measuring fair value of assets and liabilities and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, the FASB deferred the effective date of SFAS No. 157 until the fiscal years beginning after November 15, 2008 as it relates to the fair value measurement requirements for nonfinancial assets and liabilities that are initially measured at fair value, but not measured at fair value in subsequent periods. These nonfinancial assets include goodwill and other indefinite-lived intangible assets which are included within other assets. In accordance with SFAS No. 157, the Company has adopted the provisions of SFAS No. 157 with respect to financial assets and liabilities effective as of January 1, 2008, and its adoption did not have a material impact on its results of operations or financial condition. The Company is assessing the impact of SFAS No. 157 for nonfinancial assets and liabilities and expects that this adoption will not have a material impact on its results of operations or financial condition.

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

Liquidity and Cash Requirements

The Company anticipates that its cash and cash equivalents, aggregating to approximately $952,000 as of June 30, 2008, will cover its operating expenses at least through the fiscal year end, and the Company intends during this period to seek and capitalize upon opportunities for acquisitions and investments to enhance shareholder value. The Company’s prepaid expenses substantially increased in the first six months of 2008 (from zero at the end of 2007 to $203,000 at June 30, 2008) which reflects increased expenditures for these purposes in the recent quarters.

Financial Condition at June 30, 2008 Compared to December 31, 2007

The Company’s total assets decreased from $2.34 million at the end of 2007 to $1.73 million at June 30, 2008, primarily reflecting the expenditure of cash to pay operating expenses and bonuses of approximately $187,000 to the Chief Executive Officer and Vice President. The decrease in cash was offset by an increase in prepaid insurance of $24,000 and an increase in prepaid expenses of approximately $203,000 discussed above.

The Company’s total liabilities increased from approximately $753,000 at the end of 2007 to approximately $837,000 at June 30, 2008, primarily due to an increase in accounts payable and accrued expenses of approximately $66,000 and an increase in accrued compensation and related liabilities of approximately $14,000.

Comparison of Results of Operations for the Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007

The Company’s net operating loss decreased from approximately $854,000 for the six months ended June 30, 2007 to approximately $804,000 for the six months ended June 30, 2008. The decrease was due to a decrease in professional fees of approximately $242,000 and a decrease in stock based compensation of approximately $149,000. These decreases were offset by an increase in salaries and benefits of approximately $253,000 primarily due to the payment of bonuses of approximately $187,000 to the Chief Executive Officer and Vice President.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Acting Principal Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Acting Principal Financial Officer concluded that, at June 30, 2008, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Acting Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the date of this amended report, the Company has taken the following steps to address this issue:

1.	Before each report is filed, management of the Company will review the SEC's website, www.sec.gov, in an effort to determine any recent changes in the rules affecting our disclosure obligations; and

2.	As each report is prepared, we will discuss with our independent consultants who assist us in the review of the SEC reports and financial statements included within the reports whether they are aware of any recent changes in the rules affecting our disclsure obligations.

Changes in Internal Controls

There was no change in our internal controls or in other factors that could affect these controls during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company did not have any unregistered sales of equity securities during the quarter ending June 30, 2008.

Item 3.	Defaults Upon Senior Security Notes

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 23, 2008 (the “2008 Meeting”). All of the nominees for Director presented at the 2008 Meeting were elected to office. The Company solicited proxies for the 2008 Meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “1934 Act”) and there was no solicitation opposing the Company’s.

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

LE@P TECHNOLOGY, INC.

Dated: August 19, 2008	By:	/s/ Donald J. Ciappenelli

Donald J. Ciappenelli
Chief Executive Officer

	By:	/s/ Mary E. Thomas

Mary E. Thomas
Acting Principal Financial Officer

Exhibit Index

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Acting Principal Financial Officer relating to Periodic Financial Report pursuant to 18 U.S.C. Section 1350.