Form 10KSB/A
period 2007-12-31
LEAP TECHNOLOGY INC / DE
filed 2008-08-21
CIK 110027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-KSB/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format: Yes ☐	No	☒

Explanatory Note

Le@P Technology, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-KSB/A (“Amendment No. 1”) to amend our Form 10-KSB for the year ended December 31, 2007 which was originally filed on March 19, 2008.

We are filing this Amendment No. 1 to include the disclosures required under Part II, Item 8A(T), Controls and Procedures. The Company has revised its assessment of the disclosure controls from effective to ineffective for the year ended December 31, 2007. We are also revising and re-executing the Chief Executive Officer and Acting Principal Financial Officer certifications filed under Exhibits 31.1 and 31.2 to include the introductory language of paragraph 4 and the language of paragraph 4(b) of Item 601(b)(31) of Regulation S-B. Except as disclosed in this Explanatory Note, we have not updated the disclosure contained in the original Form 10-KSB, as filed on March 19, 2008. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 contains new certifications of our Chief Executive Officer and Acting Principal Financial Officer executed as of the date hereof. All other disclosures and exhibits as filed in our Form 10-KSB filed on March 19, 2008 are hereby incorporated by reference as to such. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings made with the Securities and Exchange Commission(“SEC”).

There are no other changes to the original Form 10-KSB, other than those outlined in this document. This form 10-KSB/A does not reflect events occurring after the filing of the original 10-KSB, nor does it modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

Item 8A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of the Company’s chief Executive Officer and Acting Principal Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2007. Based on that review and evaluation, the Chief Executive Officer and Acting Principal Financial Officer, along with the management of the Company, have determined that as of December 31, 2007, the disclosure controls and procedures were not effective due to an inadvertent failure to include our Management’s Annual Report On Internal Control Over Financial Reporting in our annual report on Form 10-KSB for the year ended December 31, 2007. As of the date of this amended report, the Company has taken the following steps to address this issue:

2

1.	Before each report is filed, management of the Company will review the SEC’s website, www.sec.gov, in an effort to determine any recent changes in the rules affecting our disclosure obligations; and

2.

As each report is prepared, we will discuss with our independent consultants who assist us in the review of the SEC reports and financial statements included within the reports whether they are aware of any recent changes in the rules affecting our disclosure obligations.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls. As defined by the SEC, internal control over financial reporting is a process designed by our chief executive officer and acting principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LE@P TECHNOLOGY, INC.

By:	/s/Donald J. Ciappenelli

Donald J. Ciappenelli,

Chief Executive Officer

By: /s/ Mary E. Thomas

Mary E. Thomas,

Acting Principal Financial Officer

Dated:	August 21, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Donald J. Ciappenelli Donald J. Ciappenelli	President, Chief Executive Officer and Director	August 21, 2008

/s/ Mary E. Thomas Mary E. Thomas	Acting Principal Financial Officer and Director	August 21, 2008

/s/ Jerome Fields, M.D. Jerome Fields, M.D.	Director	August 21, 2008

/s/ Timothy Lincoln	Director	August 21, 2008

4

EXHIBIT INDEX

Exhibit

31.1 and 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

5