Form 10-Q/A
period 2008-03-31
LEAP TECHNOLOGY INC / DE
filed 2008-08-26
CIK 110027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________to ___________

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

Explanatory Note

Le@P Technology, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to amend our Form 10-Q for the quarter ended March 31, 2008 which was originally filed on May 9, 2008.

The Company filed an amendment to the December 31, 2007 10 KSB to include the disclosures required under Part II, Item 8A(T), Controls and Procedures, and revised its assessment of the disclosure controls from effective to ineffective for the year ended December 31, 2007. In addition, the Company revised and re-executed the Chief Executive Officer and Acting Principal Financial Officer certifications filed under Exhibits 31.1 and 31.2 to include the introductory language of paragraph 4 and the language of paragraph 4(b) of Item 601(b)(31) of Regulation S-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 contains new certifications of our Chief Executive Officer and Acting Principal Financial Officer executed as of the date hereof. All other disclosures and exhibits as filed in our Form 10-Q filed on May 9, 2008 are hereby incorporated by reference as to such. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings made with the Securities and Exchange Commission(“SEC”).

There are no other changes to the original Form 10-Q, other than those outlined in this document. This form 10-Q/A does not reflect events occurring after the filing of the original 10-Q/A, nor does it modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Acting Principal Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Acting Principal Financial Officer concluded that, at March 31, 2008, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Acting Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the date of this amended report, the Company has taken the following steps to address this issue:

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

Changes in Internal Controls

There was no change in our internal controls or in other factors that could affect these controls during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURE

In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LE@P TECHNOLOGY, INC.

Dated: August 26, 2008	By:	/s/Donald J. Ciappenelli
Donald J. Ciappenelli

Chief Executive Officer

By:	/s/ Mary E. Thomas

Mary E. Thomas

Acting Principal Financial Officer

Exhibit Index

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Acting Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002