Form 10-Q
period 2008-09-30
LEAP TECHNOLOGY INC / DE
filed 2008-11-10
CIK 110027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from	to

Commission File No.   0-5667

Le@P Technology, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	65-0769296

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

5601 N. Dixie Hwy., Suite 411, Ft. Lauderdale, FL	33334

(Address of Principal Executive Offices)	(Zip code)

(954)   771-1772

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Class A Common Stock, par value $0.01 per share; 65,195,909 outstanding as of November 10, 2008

Class B Common Stock, par value $0.01 per share; 25,000 shares outstanding as of November 10, 2008

LE@P TECHNOLOGY, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2008	December 31, 2007
Assets

Current assets:
Cash and cash equivalents	$604,022	$1,788,230
Accounts receivable	—	6,839
Prepaid insurance	19,942	7,496
Prepaid expenses other	235,487	—
Total current assets	859,451	1,802,565

Property and equipment, net	514,536	515,555

Other assets	31,842	23,842

Total assets	$1,405,829	$2,341,962

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(continued)

(Unaudited)

	September 30, 2008	December 31, 2007

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$21,590	$11,919
Accrued professional fees	51,625	50,176
Accrued compensation and related liabilities	64,267	57,873
Total current liabilities	137,482	119,968

Long-term notes payable to related party	562,500	562,500

Long-term accrued interest payable to related party	100,002	70,551

Total liabilities	799,984	753,019

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at September 30, 2008 and December 31, 2007.	2,170,000	2,170,000
Class A Common Stock, $0.01 par value per share at September 30, 2008 and December 31, 2007. Authorized 149,975,000 shares at September 30, 2008 and December 30, 2007. Issued 65,280,759 shares at September 30, 2008 and December 31, 2007.	652,808	652,808
Class B Common Stock, $0.01 par value per share at September 30, 2008 and December 31, 2007. Authorized, issued and outstanding 25,000 shares at September 30, 2008 and December 31, 2007.	250	250
Additional paid-in capital	36,258,007	36,102,613
Accumulated deficit	(38,425,760)	(37,287,268)
Treasury stock, at cost, 84,850 shares at September 30, 2008 and December 31, 2007.	(49,460)	(49,460)
Total stockholders’ equity	605,845	1,588,943
Total liabilities and stockholders’ equity	$1,405,829	$2,341,962

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September30,

	2008	2007	2008	2007

Revenue	$—	$—	$—	$—

Expenses:
Salaries and benefits	157,267	139,405	680,451	409,348
Share based compensation expense	51,798	55,472	155,394	307,990
Professional fees	72,147	91,346	150,980	412,086
General and administrative	53,086	53,924	160,673	146,940
Total expenses	334,298	340,147	1,147,498	1,276,364

Other income (expense):
Interest expense	(9,817)	(9,925)	(29,450)	(29,450)
Interest income	4,548	25,451	20,375	87,477
Rental income	5,250	—	15,750	—
Gain on sale of property & equipment	—	—	—	25,000
Other income	—	8,415	2,332	22,967
Total other income (expenses)	(19)	23,941	9,007	105,994
Net loss before income taxes	(334,317)	(316,206)	(1,138,491)	(1,170,370)

Provision for income taxes	—	—	—	—

Net loss	(334,317)	(316,206)	(1,138,491)	(1,170,370)

Dividends undeclared on cumulative preferred stock	54,250	54,250	162,750	162,750

Net loss attributable to common stockholders	$(388,567)	$(370,456)	$(1,301,241)	$(1,333,120)

Basic and diluted net loss per share:

Net loss per common share	$(0.01)	$(0.0)	$(0.02)	$(0.02)
Net loss attributable to common stockholders	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Basic and diluted weighted average shares outstanding	65,220,909	65,220,909	65,220,909	65,220,909

See notes to condensed consolidated financial statements .

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(1,138,491)	$(1,170,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of property and equipment	—	(25,000)
Depreciation	1,019	995
Share-based compensation expense	155,393	307,990
Changes in operating assets and liabilities:
Due from related parties	—	(19,032)
Accounts receivable	6,839	—
Prepaid expenses and other current assets	(255,933)	(10,072)
Accounts payable and accrued expenses	9,671	12,107
Accrued interest payable to related party	29,451	29,451
Accrued compensation and related liabilities	6,394	32,320
Accrued professional fees	1,449	(99,301)
Net cash used in operating activities	(1,184,208)	(940,912)

Cash flows from investing activities:

Purchase of property and equipment	—	(3,499)
Proceeds from sale of property and equipment	—	25,000
Net cash provided by investing activities	—	21,501

Net decrease in cash and cash equivalents	(1,184,208)	(919,411)
Cash and cash equivalents at beginning of period	1,788,230	3,001,314
Cash and cash equivalents at end of period	$604,022	$2,081,903

Le@P Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2008

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

The Company anticipates that the remaining proceeds from the Healthology disposition will be sufficient to cover operating expenses through the end of this current year end, but will not be sufficient to cover the current levels of operating expenses for the next twelve months. The Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2008 have been prepared on a going-concern basis, which contemplates the realization of assets and liabilities in the normal course of business. The Company is continuing to pursue additional funding and investment opportunities that will also provide funding for the Company. The Company’s expenses in the category “prepaid expenses and other” substantially increased in the first nine months of 2008 (from zero at the end of 2007 to approximately $235,000 at September 30, 2008), reflecting increased expenditures for acquisition and investment opportunities in the recent quarters. Going forward, the Company will also actively seek to reduce operating expenses to levels that can be sustained for the next twelve months through appropriate reductions in its operating expenses, including salaries, professional fees and office rental expenses.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other principles of GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement; however, the new statement will not have an impact on the determination of our financial results.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations” (SFAS 141). SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, until either abandoned or completed, at which point the useful lives will be determined; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. Upon adoption, SFAS 141(R) will not have a significant impact on our (consolidated) financial position and results of operations; however, any business combination entered into after the adoption may significantly impact our financial position and results of operations when compared to acquisitions accounted for under existing U.S. Generally Accepted Accounting Principles (GAAP).

In December 2007, the FASB issued Statement No. 160, “ Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No.   51 (“FASB No.   160”) .” The objective of FASB No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. FASB No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB No. 141 (R). This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). FASB No. 160 will be effective for the Company’s fiscal 2010. The Company is currently assessing the potential effect of FASB No. 160 on its financial statements.

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

Recently Adopted Accounting Principles

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment . The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. On January 1, 2008, we adopted calculating the expected option term based on our historical option exercise data. This change did not have a significant impact on the compensation expense recognized for stock options granted in 2008.

In September 2006, the FASB issued SFAS No. 157, which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB issued FSP FAS 157-1, FAS 157-2, and FAS 157-3. FSP FAS 157-1 amends SFAS 157 to exclude SFAS 13 and its related interpretive accounting pronouncements that address leasing transactions, while FSP FAS 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-3 clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. We currently do not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuance of this FSP. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities.

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

The Company may also make other acquisitions or investments outside of its normal business plan in order to achieve other objectives, including investments necessary to maintain its exclusion from regulation as an investment company under the Investment Company Act of 1940.

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

Liquidity and Cash Requirements

The Company anticipates that its cash and cash equivalents, aggregating to approximately $604,000 as of September 30, 2008, will cover its operating expenses at least through the fiscal year end, but will not be sufficient to cover the current levels of operating expenses for the next twelve months. The Company’s condensed consolidated financial statement for the three and nine months ended September 30, 2008 have been prepared on a going-concern basis, which contemplates the realization of assets and liabilities in the normal course of business. The Company is continuing to pursue additional funding or investment, and will also actively seek to reduce operating expenses to levels that can be sustained for the next twelve months through appropriate reductions in its operting expenses, including salaries, professional fees and office rental expenses.

Financial Condition at September 30, 2008 Compared to December 31, 2007

The Company’s total assets decreased from approximately $2.34 million at the end of 2007 to approximately $1.4 million at September 30, 2008, primarily reflecting the expenditure of cash to pay operating expenses and bonuses of approximately $187,000 to the Chief Executive Officer and Vice President. In addition, the Company’s prepaid expenses of approximately $235,000 increased as discussed above.

The Company’s total liabilities increased from approximately $753,000 at the end of 2007 to approximately $800,000 at September 30, 2008, primarily due to an increase in accounts payable and accrued expenses of approximately $10,000 and an increase in long-term interest payable to related party of approximately $29,000.

Comparison of Results of Operations for the Nine Months Ended September 30, 2008 to the Nine Months Ended September 30, 2007

The Company’s net operating loss decreased from approximately $1,170,000 for the nine months ended September 30, 2007 to approximately $1,138,000 for the nine months ended September 30, 2008. The decrease was due to a decrease in professional fees of approximately $261,000 and a decrease in stock based compensation of approximately $152,000. These decreases were offset by an increase in salaries and benefits of approximately $270,000 primarily due to the payment of bonuses of approximately $187,000 to the Chief Executive Officer and Vice President.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures As f the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Acting Principal Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Acting Principal Financial Officer concluded that, at September 30, 2008, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the quarter ended September 30, 2008, the Company made the following changes in its internal control over financial reporting:

1.

Before each report is filed, management of the Company will review the Commission’s website, www.sec.gov, in an effort to determine any recent changes in the rules affecting our disclosure obligations; and

2.

As each report is prepared, we will discuss with our independent consultants who assist us in the review of such reports and financial statements included within them whether they are aware of any recent changes in the rules affecting our disclosure obligations.

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

The Company did not have any unregistered sales of equity securities during the quarter ending September 30, 2008.

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

LE@P TECHNOLOGY, INC.

Dated: November 10, 2008	By:	/s/ Donald J. Ciappenelli
Donald J. Ciappenelli

Chief Executive Officer

By:	/s/ Mary E. Thomas

Mary E. Thomas

Acting Principal Financial Officer

Exhibit Index

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Acting Principal Financial Officer relating to Periodic Financial Report pursuant to 18 U.S.C. Section 1350.