Form 10-K
period 2008-12-31
LEAP TECHNOLOGY INC / DE
filed 2009-03-31
CIK 110027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2008

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to __________________

Commission file number: 0-566
LE@P TECHNOLOGY, INC.
(Name of small business issuer in its charter)

DELAWARE	65-0769296
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

5601 N. DIXIE HIGHWAY
SUITE 411
FORT LAUDERDALE, FLORIDA	33334
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:	(954)771-1772
Securities registered under Section 12(b) of the Exchange Act:	None
Securities registered under Section 12(g) of the Exchange Act:	Class A Common Stock, par value $.01

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated file, and accelerated file, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $274,719. Reference is made to the response to Item 5 of this Annual Report.

The number of shares of Class A Common Stock of the issuer outstanding as of March 30, 2009 was 65,195,909. The number of shares of Class B Common Stock of the issuer outstanding as of March 30, 2009 was 25,000.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Certain portions of the issuer Proxy Statement for its Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, which will be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

Le@P Technology, Inc.

FORM 10-K INDEX

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, other than purely historical information, including estimates, projections, statements relating to the business plans, objectives and expected operating results of Le@P Technology, Inc., and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause the actual results to differ materially from these forward-looking statements. Le@P Technology, Inc. undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

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

Development of Business since January 1, 2008

The Company has vigorously attempted to pursue its strategy of acquiring and commercializing synergistic technologies to develop advanced products, and opened an office in the Boston area to maximize the Company’s opportunities to find and develop new technologies and start-up companies that fit its business model for rapid growth in important markets. The current and prevailing environment in the US economy and credit markets have not allowed the Company to obtain the financing required to consummate an acquisition.

The Company may also make other acquisitions or investments outside of its normal business plan in order to achieve other objectives, including investments necessary to maintain its exclusion from regulation as an investment company under the Investment Company Act of 1940.

Employees

Le@P currently has one full-time employee and one part-time employee.

ITEM 2.	PROPERTIES

Le@P is leasing corporate offices located in Ft. Lauderdale, Florida from an unrelated party. The lease was effective April 1, 2007, and provides for a term of one year, subject to two one-year extension options. The Company exercised the first one-year extension option on April 1, 2008, and has monthly rental payments of approximately $4,300.

On August 1, 2008 the Company entered into a one year lease for offices in Waltham, Massachusetts. The lease initially required monthly rental payments of approximately $4,000 per month. Effective January 1, 2009, the Company reduced this lease space and the rental payments decreased to approximately $2,700 per month.

Investment in Real Property

The Company owns real property in Broward County, Florida (the “Real Property”) that was purchased from Bay Colony Associates, Ltd. (“Bay Colony”), an entity wholly-owned by an affiliate of its majority shareholder, M. Lee Pearce, M.D. (together with his affiliates, the “Majority Shareholder”) in exchange for a mortgage and note payable in the amount of $562,500. The purchase price was based upon an independent third-party appraisal. The long-term note and mortgage on the real property was replaced with a new long term-note with principal of the same amount on March 17, 2006. The note bears interest at the rate of 7% per annum. Both principal and interest is due on the extended maturity date of January 8, 2010.

The Real Property is zoned light industrial and consists of approximately one and one-third acres. The Company leases the property to unrelated parties and recognized approximately $26,550 and $5,250 in rental income under the leases for the years 2008 and 2007, respectively.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company is party to business disputes arising in the normal course of its business operations. The Company’s management believes that none of these actions, standing alone, or in the aggregate, is currently material to the Company’s operations or financial condition.

As of December 31, 2008, the Company is not involved in any material claims or lawsuits.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A Common Stock is traded on the OTC Bulletin Board (“OTCBB”), under the symbol LPTC. The following table sets forth the range of high and low bid prices per share of the Company’s Class A Common Stock for each of the quarters during the years ended December 31, 2007 and 2008, as reported on the OTCBB system. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

PRICE PERIOD	HIGH	LOW

2007
First Quarter	$1.10	$.03
Second Quarter	.92	.51
Third Quarter	.80	.25
Fourth Quarter	.55	.25

2008
First Quarter	$.25	$.10
Second Quarter	.12	.11
Third Quarter	.12	.06
Fourth Quarter	.10	.05

There is no public market for the Class B Common Stock or the Series B Preferred Stock, all of which are issued to entities beneficially owned by the Majority Stockholder.

Holders

The Company has 692 Class A Common stockholders of record as of March 23, 2009.

Dividends

The Company has not paid dividends on our common stock in fiscal 2008 or fiscal 2007. The payment of cash dividends will depend upon our earnings, financial requirements and other relevant factors. Payments of dividends on the Company’s Class A Common Stock may only be paid after the payment of current and accumulated dividends on the Company’s Series B Preferred Stock. As of December 31, 2008, dividends of $2,019,500 were accumulated on the Series B Preferred Stock. Management does not presently intend to pay cash dividends.

Equity Compensation Plan Information

The following table sets forth summary information regarding options granted and outstanding under equity compensation plans approved and not approved by the Company’s stockholders. As of December 31, 2008, options to purchase 3,055,596 shares of Class A Common Stock were exercisable.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	3,055,596	$0.18	7,044,404
Equity compensation plans not approved by security holders	—	—	—

TOTAL	3,055,596	$0.18	7,044,404

Unregistered Sales and Repurchases by Company

During the year ended December 31, 2008, there were no equity securities sold by the Company that were not registered under the Securities Act of 1933, as amended. During the fourth quarter of 2008, there were no repurchases of securities by the Company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated financial statements and related notes contained in Item 8 of this report Form 10-K:

Business Strategy

On November 1, 2006, the Company appointed Dr. Donald J. Ciappenelli as the Chief Executive Officer of the Company and Chairman of its Board of Directors. In the latter part of 2006 and throughout 2007 and 2008, the Company has vigorously attempted to pursue its strategy of acquiring and commercializing synergistic technologies to develop advanced products, and decided to open an office in Massachusetts to maximize the Company’s opportunities to find and develop new technologies and start-up companies that fit its business model for rapid growth in important markets. The Company’s business strategy focuses on opportunities to acquire start-up technologies, and enhance and realize upon their increased value. The current and prevailing environment in the US economy and credit markets have not allowed the Company to obtain the financing required to consummate an acquisition.

The Company may also make other acquisitions or investments outside of its normal business plan in order to achieve other objectives, including investments necessary to maintain its exclusion from regulation as an investment company under the ‘40 Act.

Company Liquidity and Cash Requirements

On January 10, 2005, the Company received cash proceeds in excess of $3.3 million from the disposition of its investment in Healthology. The Company has funded its operations and its attempts to implement its business strategy from these proceeds of the Healthology disposition (and an additional $147,000 generated by the subsequent sale of an investment in iVillage). The Company anticipates that the remaining proceeds (approximately $359,000 at December 31, 2008 and $187,482 at March 23, 2009) will not be sufficient to cover operating expenses of approximately $673,000 the Company expects to occur through December 31, 2009. The Company is seeking to raise additional capital or working capital loans in order to fund its continuing operations, consummate an acquisition or make additional investments. In addition, the Company is actively reducing its operating expenses, including salaries, professional fees, and office rental expenses.

Because the Company expects to exhaust its cash resources in 2009, and does not have any active business operations to generate cash flow to fund its operations, the Company will need to raise additional cash or cease operations and liquidate. There can be no assurance that the Company will be successful in raising additional cash or avoiding a liquidation. The worldwide markets for debt and equity remain unfavorable and depressed, which has complicated and continues to hinder the Company’s efforts to obtain financing. The Company has requested that the Majority Shareholder provide additional financing for the Company’s current operations. The Majority Shareholder has no commitment or obligation to provide such additional financing. If the Majority Shareholder, in its discretion, provides such financing, there is no assurance that the Majority Shareholder will continue to do so in the future or regarding the terms of any such financing that the Majority Shareholder may elect to provide to the Company. The Company’s efforts to obtain financing may require significant costs and expenditures, and if the Company succeeds in obtaining financing, the financing terms could result in substantial dilution of existing equity positions and increased interest expense.

Our auditors have issued a “going concern” opinion on our audited financial statements. This means that there is substantial doubt that we can continue as an on-going business for the next year unless we can succeed in obtaining additional financing to pay our bills. The Company has no operating revenues and its strategy of seeking to acquire a start up business is not designed to generate any such revenues in the near future.

The Company’s continued existence, therefore, depends entirely upon obtaining additional financing in the form of debt or equity for which it has no present commitments. If the Company does not succeed in raising additional financing, it will be forced to cease operations, terminate its reporting as a public company and ultimately, liquidate or dissolve, resulting in the loss of equity investments in the Company.

Changes in Financial Condition and Results of Operations

The discussion below describes the Company’s material changes in financial condition as of December 31, 2008 compared with December 31, 2007 and its material changes in results of operations when comparing the year ended December 31, 2008 to the year ended December 31, 2007. All amounts in the discussion below are approximate.

Financial Condition at December 31, 2008 Compared to December 31, 2007

The Company’s total assets decreased to $914,000 as of December 31, 2008 compared to $2.3 million as of December 31, 2007. The decrease is primarily due to the Company’s operating expenses of approximately $1.39 million during 2008. The Company’s remaining cash assets will not be adequate to fund its operations though the end of 2009.

The Company’s total liabilities increased to approximately $775,000 as of December 31, 2008 compared to $753,000 as of December 31, 2007. This increase in liabilities primarily reflects an increase of approximately $39,000 in long term accrued interest payable offset by a decrease of approximately $24,000 in accrued compensation and related liabilities.

Results of Operations for the Year Ended December 31, 2008 (“fiscal 2008”) Compared to the Year Ended December 31, 2007 (“fiscal 2007”)

The Company’s operating expenses for fiscal 2008 were $1,394,648 compared to $1,646,416 for fiscal 2007, a decrease of approximately $252,000 or 15.3%. The Company’s operating expenses in 2008 and 2007 included expenditures (primarily, professional fees) associated with pursuing acquisition opportunities of approximately $235,000 and $193,500, respectively. The Company expensed these amounts when the current and prevailing environment in the US economy and credit markets made the Company unable to obtain the financing required to consummate an acquisition. The decrease in operating expenses primarily reflects the decrease in (non-cash) share-based compensation expense of $429,286 due to the resignation of the Vice-President in December 2008. That decrease in (non-cash) share based compensation from 2007 to 2008 was partially offset by the 2007 bonuses (aggregating to $250,000) the Company paid to its CEO and Vice President in the spring of 2008 in connection with the acquisitions that the Company planned to consummate.

The Company’s net loss for fiscal 2008 was $1,381,725 compared to a net loss of $1,510,991 for fiscal 2007. The Company’s net loss for fiscal 2008 primarily reflects operating expenses of $1,394,648 (including a write-down to share based compensation of $233,820 as a result of the Vice-President’s resignation in December 2008). The Company’s net loss for fiscal 2007 primarily reflects operating expenses of $1,646,416 (including approximately $360,000 in non-cash stock based compensation expense), interest expense of $39,375 offset by interest income of $107,055, gain on sale of property and equipment of $25,000 and other income of $37,495.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates. The following policies are those that we consider to be the most critical. See Note 1, “Summary of Significant Accounting Policies,” for further description of these and all other accounting policies.

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

Recent Accounting Pronouncements

See Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

Off-Balance Sheet Arrangements

As of December 31, 2008, the Company did not have any material off-balance sheet arrangements that have or are reasonably likely to have a material effect on the current or future financial condition, results of operations, liquidity, or capital resources.

Note that this MD & A discussion contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Forward-Looking Statements” on page 4 for important information to consider when evaluating such statements and related notes included in Item 8.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The accompanying consolidated financial statements of the Company and report of independent registered public accounting firm required by this item are filed herewith as Exhibit F and are incorporated herein by this reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a) The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of the Company’s Chief Executive Officer and Acting Principal Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2008. Based on that review and evaluation, the Chief Executive Officer and Acting Principal Financial Officer, along with the management of the Company, have determined that as of December 31, 2008, the disclosure controls and procedures are effective.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was effective as of December 31, 2008. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Given that the Company is not presently engaged in active operations and has only one full time executive officer, the Company has not yet adopted a Code of Ethics applicable to its officers, including its principal executive officer, principal financial officer, principal accounting officer or controller and any other persons performing similar functions. Except as provided above, the items required by Part III, Item 10 are incorporated herein by reference from the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The items required by Part III, Item 11 are incorporated herein by reference from the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The items required by Part III, Item 12 are incorporated herein by reference from the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The items required by Part III, Item 13 are incorporated herein by reference from the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The items required by Part III, Item 14 are incorporated herein by reference from the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)	Financial Statements

Reference is made to the Index set forth on Page F-1 of this Annual Report on Form 10-K.

(a)(2)	Financial Statement Schedules

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

3.1.2

Certificate of Ownership and Merger of Seal Holdings Corporation filed with the Delaware Secretary of State on June 13, 1997 (incorporated by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on March 27, 2006).

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

10.32

Employment Agreement, dated as of November 1, 2006 by and between Le@P Technology, Inc. and Dr. Donald J. Ciappenelli (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K as filed with the SEC on November 3, 2006)

10.33

Employment Agreement, dated as of March 5, 2007 by and between Le@P Technology, Inc. and Dr. Howard Benjamin. (incorporated by reference to Exhibit 10.33 in the Company’s Form 10 KSB as filed with the SEC on March 30, 2007)

10.34

Renewal Promissory Note dated as of October 24, 2007 in the principal amount of $562,500 executed by Parkson, LLC in favor of Bay Colony Associates, Ltd. (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K as filed with the SEC on October 25, 2007).

*	Filed herewith,

21	Subsidiaries of the Registrant.*

31.1	Certification of the Chief Executive Officer to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Acting Principal Financial Officer Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(b)	Reports on Form 8-K

Report of Form 8-K filed on December 9, 2008, relating to an event dated December 8, 2008. Pursuant to Item 8.01 of such Report, the Registrant reported the resignation of the Registrant’s Vice-President.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LE@P TECHNOLOGY, INC.

By:	/s/ Donald J. Ciappenelli

Donald J. Ciappenelli,
Chief Executive Officer

By:	/s/ Mary E. Thomas

Mary E. Thomas,
Acting Principal Financial Officer

Dated: March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Donald J. Ciappenelli Donald J. Ciappenelli	President, Chief Executive Officer and Director	March 30, 2009

/s/ Mary E. Thomas Mary E. Thomas	Acting Principal Financial Officer and Director	March 30, 2009

/s/ Jerome Fields, M.D. Jerome Fields, M.D.	Director	March 30, 2009

/s/ Timothy Lincoln Timothy Lincoln	Director	March 30, 2009

“Exhibit F”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Le@P Technology, Inc.

We have audited the accompanying consolidated balance sheets of Le@P Technology, Inc. and Subsidiaries, a Delaware corporation, as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board of the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included the consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Le@P Technology, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has significant net losses and cash flow deficiencies. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Berenfeld, Spritzer, Shechter & Sheer, LLP
Certified Public Accountants
Fort Lauderdale, Florida

March 30, 2009

Le@P Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$359,032	$1,788,230
Accounts receivable	478	6,839
Prepaid expenses and other current assets	8,087	7,496

Total current assets	367,597	1,802,565

Property and equipment, net	514,196	515,555
Other assets	31,842	23,842

Total assets	$913,635	$2,341,962

See notes to consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2008	2007

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,288	$11,919
Accrued professional fees	58,204	50,176
Accrued compensation and related liabilities	33,889	57,873

Total current liabilities	103,381	119,968

Long-term notes payable to related party	562,500	562,500

Long-term accrued interest payable to related party	110,034	70,551

Total liabilities	775,915	753,019

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at December 31, 2008 and 2007.	2,170,000	2,170,000
Class A common stock, $0.01 par value 149,975,000 shares authorized and 65,280,759 shares issued at December 31, 2008 and December 31, 2007.	652,808	652,808
Class B common stock, $0.01 par value per share. Authorized, issued and outstanding 25,000 shares at December 31, 2008 and 2007.	250	250
Additional paid-in capital	36,033,115	36,102,613
Accumulated deficit	(38,668,993)	(37,287,268)
Treasury stock, at cost, 84,850 shares at December 31, 2008 and 2007	(49,460)	(49,460)

Total stockholders’ equity	137,720	1,588,943

Total liabilities and stockholders’ equity	$913,635	$2,341,962

See notes to consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years ended December 31,
	2008	2007

Revenue	$—	$—

General and administrative expenses:
Salaries and benefits	831,857	581,609
Share-based compensation expense	(69,498)	359,788
Professional fees	428,914	502,959
Other	203,375	202,060

Total general and administrative expenses	1,394,648	1,646,416

Other income (expenses):
Interest expense	(39,483)	(39,375)
Interest income	23,524	107,055
Rental income	26,550	5,250
Gain on sale of property and equipment	—	25,000
Other income	2,332	37,495

Total other income (expenses)	12,923	135,425

Loss before income taxes	(1,381,725)	(1,510,991)

Provision for income taxes	—	—

Net loss	(1,381,725)	(1,510,991)

Dividends undeclared on cumulative preferred stock	217,000	217,000

Net loss attributable to common stockholders	$(1,598,725)	(1,727,991)

Basic and diluted net loss per share:
Net loss per common share:	$(0.02)	$(0.03)

Net loss attributable to common stockholders	$(0.02)	$(0.03)

Basic weighted average shares outstanding	65,305,759	65,305,759

Diluted weighted average shares outstanding	65,305,759	65,305,759

See notes to consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount	Shares	Par Value

Balance at December 31, 2006	2,170	$2,170,000	65,305,759	$653,058	$35,742,825	$(35,776,277)	$(49,460)	$2,740,146

Net loss	—	—	—	—	—	(1,510,991)	—	(1,510,991)

Share-based compensation on stock options					359,788			359,788

Balance at December 31, 2007	2,170	2,170,000	65,305,759	653,058	36,102,613	(37,287,268)	(49,460)	1,588,943

Net loss						(1,381,725)		(1,381,725)

Share-based compensation on stock options					164,322			164,322

Forfeited stock options reduction to share-based compensation					(233,820)			(233,820)

Balance at December 31, 2008	2,170	$2,170,000	65,305,759	$653,058	$36,033,115	$(38,668,993)	$(49,460)	$137,720

See notes to consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(1,381,725)	$(1,510,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of property and equipment	—	(25,000)
Depreciation	1,359	1,335
Share-based compensation expense	(69,498)	359,788
Changes in operating assets and liabilities:
Accounts receivable	6,361	(6,839)
Prepaid expenses and other current assets	(591)	1,171
Other assets	(8,000)	(23,672)
Accounts payable and other accrued expenses	(631)	(11,817)
Accrued professional fees	8,028	(100,624)
Accrued compensation and related liabilities	(23,984)	42,689
Accrued interest payable to related party	39,483	39,375

Net cash used in operating activities	(1,429,198)	(1,234,585)

Cash flows from investing activities:
Proceeds from sale of equipment	—	25,000
Purchase of equipment	—	(3,499)

Net cash provided by investing activities	—	21,501

Cash flows from financing activities:

Net cash provided by financing activities	—	—

Net decrease in cash and cash equivalents	(1,429,198)	(1,213,084)
Cash and cash equivalents at beginning of year	1,788,230	3,001,314

Cash and cash equivalents at end of year	$359,032	$1,788,230

See notes to consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	The Company

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

2.	Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements (the “financial statements”) include the accounts of Le@P Technology, Inc. and its wholly-owned subsidiaries (see exhibit 21). All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Impairment of long-lived assets and long-lived assets to be disposed of

In accordance with FASB No. 144, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceed the assets’ estimated fair value. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell. No asset impairment occurred during the years ended December 31, 2008 and 2007.

Loss per share

Basic earnings per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share amounts are computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents, and stock options outstanding during the period. Potential shares of common stock issuable under options or other share equivalents and their effects on the loss were excluded from the diluted calculations because the effect was anti-dilutive.

Concentration of credit risk

The Company maintains cash balances at a high credit quality financial institution which exceeds the federally insured amounts. F.D.I.C. deposit insurance has temporarily increased from $100,000 as of December 31, 2007 to $250,000 as of December 31, 2008 per depositor. As of December 31, 2008 and 2007, approximately $89,000 and $1,609,000, respectively, exceeded the federally insured amount.

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

The Company adopted the provisions of Financial Accounting Standards Board (“FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on its evaluation, the Company has determined that there were no significant uncertain tax positions requiring recognition in the accompanying financial statements. The evaluation was performed for the tax years ended December 31, 2004, 2005, 2006, and 2007, the tax years which remain subject to examination by major tax jurisdiction as of  December 31, 2008.

The Company classifies interest and penalties arising from underpayment of income taxes in the consolidated statements of operations as general and administrative expenses. As of December 31, 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“FASB No. 159”). FASB No. 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. FASB No. 159 was effective for the Company’s 2008 year. As of December 31, 2008, the Company did not elect such options for its financial instruments and liabilities.

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

The Company anticipates that the remaining proceeds from the Healthology disposition will not be sufficient to cover operating expenses through the next twelve months. The Company plans to reduce operating expense, and to seek additional capital or working capital loans. The Company has requested that the Majority Shareholder provide additional financing for the Company’s current operations. The Majority Shareholder has no commitment or obligation to provide such additional financing. If the Majority Shareholder, in its discretion, provides such financing, there is no assurance that the Majority Shareholder will continue to do so in the future or regarding the terms of any such financing that the Majority Shareholder may elect to provide to the Company. The Company’s efforts to obtain financing may require significant costs and expenditures, and if the Company succeeds in obtaining financing, the financing terms could result in substantial dilution of existing equity positions and increased interest expense.

4. Property and Equipment

Property and equipment consists of the following:

	December 31,

	2008	2007

Land	$510,000	$510,000
Leasehold improvements	17,842	17,842
Equipment and software	16,340	16,340
Furniture and fixtures	59,433	59,433

	603,615	603,615
Less accumulated depreciation	89,419	88,060

	$514,196	$515,555

Depreciation expense for the years ended December 31, 2008 and 2007 was $1,359 and $1,335 respectively.

5. Commitments and Contingencies

Legal Proceedings

From time to time, the Company is party to business disputes arising in the normal course of its business operations. The Company’s management believes that none of these actions, standing alone, or in the aggregate, is currently material to the Company’s operations or financial condition.

Employment Agreements

Effective November 1, 2006, Dr. Donald J. Ciappenelli became the Chief Executive Officer of the Company and was appointed as the Chairman of the Board of Directors of the Company. Pursuant to an Employment Agreement dated October 31, 2006 (the “Ciappenelli Employment Agreement”), Dr. Ciappenelli will serve the Company in these capacities for a three year term, and is entitled to receive an annual base salary of $280,000.

The Ciappenelli Employment Agreement also provides for the grant of stock options, vesting 1/3 at the employment effective date and 1/3 on each of November 1, 2007 and 2008 to purchase common stock of the Company. These options will be exercisable to purchase 4% of the Company’s fully diluted equity as of the date the options were granted (or 2,775,350 shares of common stock), at an exercise price of $0.079 per share. Dr. Ciappenelli had 1,850,234 fully vested stock options as of December 31, 2008.

Effective March 5, 2007, Dr. Howard Benjamin became the Company’s Vice President of Research and Development. Pursuant to an employment agreement executed March 16, 2007 (the “Benjamin Employment agreement”), Dr. Benjamin would serve in this capacity for a term of one year, with additional one year renewal provisions, and was entitled to an annual base salary of $200,000. On December 8, 2008, Dr. Benjamin resigned from the Company with an effective date of January 2, 2009.

The Benjamin Employment Agreement also provided for the grant of stock options, vesting 1/3 at the employment effective date and 1/3 on each of March 5, 2009 and March 5, 2010, to purchase share of common stock of the Company. These options were exercisable to purchase 1% of the Company’s fully diluted equity as of the date the options were granted (or 683,238 shares of common stock) at an exercise price of $0.80 per share. Dr. Benjamin has 227,746 fully vested stock options as of December 31, 2008. As of February 1, 2009, the 227,746 fully vested options were not exercised and therefore expired.

6. Related Party Transactions

The Company’s Majority Stockholder, directly or indirectly, owns a number of real estate entities with which the Company has done or currently does business. Le@P was leasing its corporate office located in Ft Lauderdale, Florida from the Majority Stockholder on a month to month basis for approximately $4,100 per month. On March 16, 2007 the Majority Stockholder sold the office building to an unrelated party. Effective April 1, 2007, the Company entered into a new lease for the same corporate office with the unrelated party. The lease provides for (i) a term of one year, (ii) two one-year extension options, and (iii) monthly rental payments remaining at approximately $4,300 per month.

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

The land is zoned light industrial and consists of approximately one and one-third acres. The Company entered into a three year lease of the property with an unrelated party effective October 1, 2007. The Company recognized approximately $26,550 and $5,250 in rental income under the lease for the years 2008 and 2007, respectively. The Company has no plans to sell or develop the property.

The interest expense included in the accompanying financial statements relates to interest charged on the indebtedness due to the Majority Stockholder.

7. Stock Based Compensation

Options may be granted to Company employees, directors and consultants under various stock option plans. All options granted under the plans through December 31, 2007 have been at prices which have been equal to or greater than the fair market value of the Company’s common stock at the date of grant. At December 31, 2008, the Company had reserved 7,088,912 shares of Class A common stock for possible future issuance under its stock option plans.

The Company recognizes compensation expense for the Company’s share-based payment awards on a straight-line basis using a separate vesting tranche for each stock option issued. The Company determined the grant-date fair value of share-based payment awards using the Black-Scholes pricing model.

The Company granted no options to purchase shares of the Company’s Class A Common Stock during the year ended December 31, 2008. The Company granted options to purchase 683,238 shares of the Company’s Class A Common Stock during the year ended December 31, 2007. The stock options provide for the following: an exercise price of $.80 per share, an expiration date of March 14, 2017; and vesting of 1/3 of the stock options on each of the following dates: March 5, 2007, March 5, 2009 and March 5, 2010. The Company granted options to purchase 2,775,350 shares of the Company’s Class A Common Stock during the year ended December 31, 2006. The stock options provide for the following: an exercise price of $.079 per share; an expiration date of October 31, 2016; and vesting of 1/3 of the stock options on each of the following dates: October 31, 2006, October 31, 2008 and October 31, 2009. During the year ended December 31, 2008 and December 31, 2007, the Company recorded approximately ($70,000) and $360,000, respectively, in compensation expense related to the share-based payment awards. The negative balance in the year ended December 31, 2008 was due to the forfeiture of 455,492 options ($233,820) of compensation expense due to the resignation of Dr. Benjamin on December 8, 2008.

The fair value of stock based awards was estimated using the Black-Sholes model, on the date of grant with the following weighted average assumptions.

Dividend yield	0%	0%
Expected volatility	134%	134%
Risk free interest rate	4.56%	4.56%
Expected life	10 years	10 years

The Company’s computation of the expected volatility for the years ended December 31, 2008 and 2007 is based primarily upon historical volatility and the expected term of the option. The expected term is based on the historical exercise experience under the share-based plans of the underlying award and represents the period of time the share-based awards are expected to be outstanding. The interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period commensurate with the estimated expected life.

As of December 31, 2008, approximately $ 17,000 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of one year.

Option activity under the Company’s plans is summarized below:

	2008			2007

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding at beginning of year	3,511,088	$0.26	8.7	3,127,850	$0.17	7.9
Options granted	—	—	—	683,238	0.80	8.5
Options expired or forfeited	(455,492)	$0.80	7.9	(300,000)	0.50	—

Outstanding at end of year	3,055,596	$0.18	7.8	3,511,088	$0.26	8.7

Options exercisable at year-end	2,130,480	$0.26	7.8	2,130,480	$0.26	8.7
Shares available for future grant	7,044,404			7,088,912

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

Exercise Price	Options Outstanding	Weighted Average Remaining Life	Options Exercisable

$3.00	52,500	1.2	52,500
$0.079	2,775,350	7.9	1,850,234
$0.80	227,746	8.5	227,746

	3,055,596		2,130,480

8. Preferred Stock

The Certificate of Incorporation of the Company, as amended, authorizes the issuance of 25,000,000 shares of Preferred Stock, $.001 par value of which 2,500 shares have been designated as Series B 10% Cumulative Preferred Stock, $.001 par value, (the “Series B Preferred Stock”). The Series B Preferred Stock is nonvoting and nonconvertible. Dividends on the Series B Preferred Stock are cumulative and accrue at a rate of 10% per annum on the preferred stock’s stated value of $1,000 per share and must be paid before any dividends may be paid on any other class of common or preferred stock. No other class of common or preferred stock may be redeemed or repurchased nor may the Series B Preferred Stock be altered or modified without the approval of the holders of the Series B Preferred Stock. Effective November 15, 1999, the Company issued 2,170 shares of the Series B Preferred Stock to the Majority Shareholder in exchange for $2,170,000, which had previously been contributed to the Company. At December 31, 2008 and 2007, respectively dividends of $2,019,500 and $1,802,500 were accumulated on the Series B Preferred Stock. Such amount will be accrued and charged to retained earnings, if any, or additional paid-in capital when declared by the Company’s Board of Directors.

9. Class B Common Stock

The Company has 25,000 shares of Class B Common Stock outstanding. Such shares are held by an affiliate of the Company’s Majority Stockholder and enable the holder to elect a majority of the Board of Directors of the Company; otherwise the Class B Common Stock is identical to the Company’s Class A Common Stock.

10. Income Taxes

Significant components of the Company’s net deferred income taxes are as follows:

	For the Years ended December 31,
	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$3,935,533	$3,360,618
Accruals	56,106	42,659
Stock –based compensation	170,945	197,097
Other	4,723	5,050

Deferred tax assets	4,167,307	3,605,424
Less valuation allowance	(4,167,307)	(3,605,424)

Net deferred tax assets	$—	$—

A reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate (benefit) follows:

	For the Years ended December 31,
	2008	2007

U.S. Federal Statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	3.63	3.63
Change in valuation allowance	(37.63)	(37.63)

	0.00%	0.00%

FASB Statement No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of the evidence, both positive and negative, management has determined that a $4,167,307 valuation allowance at December 31, 2008 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $561,883. At December 31, 2008, the Company has available net operating loss carryforwards for Federal income tax purposes of approximately $10,458,498 expiring at various times through 2027.

11. Valuation and Qualifying Accounts

A summary of the activity in the Company’s valuation and qualifying accounts is as follows:

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-off’s	Other Changes	Balance at End of Period
Deferred tax asset valuation allowance

Year ended December 31, 2008	$3,605,424	561,883	—	—	$4,167,307
Year ended December 31, 2007	$3,055,111	550,313	—	—	$3,605,424