Form 10-Q
period 2009-03-31
LEAP TECHNOLOGY INC / DE
filed 2009-05-15
CIK 110027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________________ to _____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant has been required to submit and post such files?. Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐	Non-accelerated filer ☐ Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Class A Common Stock, par value $0.01 per share; 65,195,909 outstanding as of May 11, 2009

Class B Common Stock, par value $0.01 per share; 25,000 shares outstanding as of May 11, 2009

LE@P TECHNOLOGY, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2009	December 31, 2008
Assets

Current assets:
Cash and cash equivalents	$177,380	$359,032
Accounts receivable	—	478
Prepaid insurance	41,639	8,087
Total current assets	219,019	367,597

Property and equipment, net	513,857	514,196

Other assets	31,842	31,842

Total assets	$764,718	$913,635

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(continued)

(Unaudited)

	March 31, 2009	December 31, 2008
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$17,170	$11,288
Accrued professional fees	64,957	58,204
Accrued compensation and related liabilities	46,652	33,889
Short-term note payable to related party	562,500	—
Short-term accrued interest payable to related party	119,743	—
Total current liabilities	811,022	103,381

Long-term notes payable to related party	—	562,500

Long-term accrued interest payable to related party	—	110,034

Total liabilities	811,022	775,915

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at March 31, 2009 and December 31, 2008.	2,170,000	2,170,000
Class A Common Stock, $0.01 par value 149,975,000 shares authorized and 65,280,759 shares issued at March 31, 2009 and December 30, 2008.	652,808	652,808
Class B Common Stock, $0.01 par value per share. Authorized, issued and outstanding 25,000 shares at March 31, 2009 and December 31, 2008.	250	250
Additional paid-in capital	35,861,858	36,033,115
Accumulated deficit	(38,681,760)	(38,668,993)
Treasury stock, at cost, 84,850 shares at March 31, 2009 and December 31, 2008.	(49,460)	(49,460)
Total stockholders’ equity (deficit)	(46,304)	137,720
Total liabilities and stockholders’ equity	$764,718	$913,635

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2009	2008

Revenue	$—		$—

Expenses:
Salaries and benefits	98,263		377,250
Share based compensation expense	(171,257)		51,798
Professional fees	43,412		53,150
General and administrative	44,956		49,455
Total expenses	15,374		531,653

Other income (expense):
Interest expense	(9,709)		(9,817)
Interest income	1,516		11,293
Rental income	10,800		5,250
Total other income (expenses)	2,607		6,726

Loss before income taxes	(12,767)		(524,927)

Provision for income taxes	—		—

Net loss	(12,767)		(524,927)

Dividends undeclared on cumulative preferred stock	54,250		54,250

Net loss attributable to common stockholders	$(67,017)		$(579,177)

Basic and diluted net loss per share:
Net loss per common share	$—	$	(0.01)
Net loss attributable to common stockholders	$—		$(0.01)

Basic and diluted weighted average shares outstanding	65,220,909		65,220,909

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(12,767)	$(524,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	339	340
Share-based compensation expense	(171,257)	51,798
Changes in operating assets and liabilities:
Accounts receivable	478	6,839
Prepaid expenses and other current assets	(33,552)	(98,198)
Accounts payable and accrued expenses	5,882	3,496
Accrued interest payable to related party	9,709	9,817
Accrued compensation and related liabilities	12,763	7,612
Accrued professional fees	6,753	25,440
Net cash used in operating activities	(181,652)	(517,783)

Cash flows from investing activities:
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Net cash provided by financing activities	—	—

Net decrease in cash and cash equivalents	(181,652)	(517,783)
Cash and cash equivalents at beginning of period	359,032	1,788,230
Cash and cash equivalents at end of period	$177,380	$1,270,447

Supplemental disclosure of cash flow information
Interest paid	—	—
Income taxes paid	—	—

Le@P Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2009

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

The Company anticipates that the remaining proceeds from the Healthology disposition will not be sufficient to cover operating expenses for the remainder of this calendar year. The Company has reduced operating expenses, including salaries, professional fees and office rental expenses. The Company has requested that the Majority Shareholder provide additional financing for the company’s current operations. The Majority Shareholder has no commitment or obligation to provide such additional financing. If the Majority Shareholder, in its discretion, provides such financing, there is no assurance that the Majority Shareholder will continue to do so in the future or regarding the terms of any such financing that the Majority Shareholder may elect to provide to the Company. The Company’s efforts to obtain financing may require significant costs and expenditures, and if the Company succeeds in obtaining financing, the financing terms could result in substantial dilution of existing equity positions and increased interest expense. If the Company is unable to obtain additional financing, it may be forced to liquidate.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Le@P Technology, Inc. Annual Report on Form 10-K for the year ended December 31, 2008.

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

Recent Accounting Pronouncements

The FASB recently issued Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2/124-2”) and Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1/APB 28-1”).

Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for an asset or liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. Since FSP FAS 157-4 is effective for interim reporting periods ending after June 15, 2009, the Company will adopt the provisions of FSP FAS 157-4 during the second quarter of 2009 and is currently assessing the impact of adoption on its financial position and results of operations.

FSP FAS 115-2/124-2 changes existing guidance for determining whether debt securities are other-than-temporarily impaired and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. Since FSP FAS 115-2/124-2 is effective for interim reporting periods ending after June 15, 2009, the Company will adopt the provisions of FSP FAS 115-2/124-2 during the second quarter of 2009 and is currently assessing the impact of adoption on its financial position and results of operations.

FSP FAS 107-1/APB 28-1 requires disclosures about fair values of financial instruments in interim and annual financial statements. Prior to the issuance of FSP FAS 107-1/APB 28-1, disclosures about fair values of financial instruments were only required to be disclosed annually. FSP FAS 107-1/APB 28-1 requires disclosures about fair value of financial instruments in interim and annual financial statements. Since FSP FAS 107-1/APB 28-1 is effective for interim reporting periods ending after June 15, 2009, the Company will adopt FSP FAS 107-1/APB 28-1 in the second quarter 2009. Since FSP FAS 107-1/APB 28-1 requires only additional disclosures of fair values of financial instruments in interim financial statements, the adoption will not affect the Company’s financial position or results of operations.

Recently Adopted Accounting Principles

On January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 141R, Business Combinations (“FAS 141R”), EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”), EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”) and FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).

FAS 141R expands the scope of acquisition accounting to all transactions under which control of a business is obtained. This standard requires an acquirer to recognize the assets acquired and liabilities assumed at the acquisition date fair values with limited exceptions. Additionally, FAS 141R requires that contingent consideration as well as contingent assets and liabilities be recorded at fair value on the acquisition date, that acquired in-process research and development be capitalized and recorded as intangible assets at the acquisition date, and also requires transaction costs and costs to restructure the acquired company be expensed. Transactions are now being accounted for under this standard. On April 1, 2009, the FASB issued Staff Position FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which is effective January 1, 2009, and amends the guidance in FAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can reasonably be estimated. If the acquisition date fair value of an asset acquired or liability assumed that arises from a contingency cannot be determined, the asset or liability would be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies (“FAS 5”), and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. If the fair value is not determinable and the FAS 5 criteria are not met, no asset or liability would be recognized.

EITF 08-6, which is effective January 1, 2009, clarifies the accounting for certain transactions and impairment considerations involving equity method investments and is applied on a prospective basis to future transactions.

EITF 08-7, which is effective January 1, 2009, clarifies that a defensive intangible asset (an intangible asset that the entity does not intend to actively use, but intends to hold to prevent others from obtaining access to the asset) should be accounted for as a separate unit of accounting and should be assigned a useful life that reflects the entity’s consumption of the expected benefits related to the asset. EITF 08-7 is applied on a prospective basis to future transactions.

FSP EITF 03-6-1 clarifies that share-based payment awards that entitle holders to receive nonforfeitable dividends before they vest will be considered participating securities and included in the earnings per share calculation pursuant to the two class method. The effect of adoption of FSP EITF 03-6-1 was not material to the Company’s results of operations.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other principles of GAAP. The Company did not have a significant impact on the determination or reporting of its financial results.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. The Company adopted SFAS No. 161 and it did not have a significant impact on its consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FASB No. 160”).” The objective of FASB No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. FASB No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB No. 141 (R). This Statement was adopted and it did not have a significant impact on its consolidated financial statements.

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

This debt accordingly was classified as long-term debt as of December 31, 2008 and as short-term debt as of March 31, 2009.

4.	Related Party Transactions

The Company’s Majority Stockholder, directly or indirectly, owns a number of real estate entities with which the Company has done or currently does business. Prior to March 16, 2007, the Company was leasing its corporate office located in Fort Lauderdale, Florida from the Majority Stockholder on a month to month basis for approximately $4,100 per month. On March 16, 2007, the Majority Stockholder sold the office building to an unrelated party. Effective April 1, 2007, the Company entered into a new lease for the same corporate office with the unrelated party. The lease provided for (i) a term of one year, (ii) two one-year extension options, and (iii) monthly rental payments of approximately $4,300 per month. The Company exercised its second extension option.

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

Business Strategy

On November 1, 2006, the Company appointed Dr. Donald J. Ciappenelli as the Chief Executive Officer of the Company and Chairman of its Board of Directors. In the latter part of 2006 and throughout 2007, 2008 and 2009, the Company has vigorously attempted to pursue its strategy of acquiring and commercializing synergistic technologies to develop advanced products, and opened an office in the Boston area to maximize the Company’s opportunities to find and develop new technologies and start-up companies that fit its business model for rapid growth in important markets. The Company’s business strategy focuses on opportunities to acquire start-up technologies, and enhance and realize upon their increased value. The current prevailing environment in the U.S. economy and credit markets have not allowed the Company to obtain the financing required to consummate an acquisition.

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

Liquidity and Cash Requirements

The Company anticipates that its cash and cash equivalents, aggregating to approximately $177,000 as of March 31, 2009, will not be sufficient to cover the current levels of operating expenses for the remainder of this calendar year. The Company’s condensed consolidated financial statement for the three months ended March 31, 2009 have been prepared on a going-concern basis, which contemplates the realization of assets and liabilities in the normal course of business. The Company is continuing to pursue additional funding or investment, and will also actively seek to further reduce operating expenses.

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

Financial Condition at March 31, 2009 Compared to December 31, 2008

The Company’s total assets decreased from approximately $914,000 at the end of 2008 to approximately $765,000 at March 31, 2009, primarily reflecting the expenditure of cash to pay operating expenses and the accrued vacation time of the Vice President who terminated his employment on January 2, 2009. In addition, the Company’s prepaid insurance increased approximately $34,000 as a result of payment of the annual premium for directors and officer’s insurance.

The Company’s total liabilities increased from approximately $776,000 at the end of 2008 to approximately $811,000 at March 31, 2009, primarily due to an increase in accounts payable and accrued expenses of approximately $6,000, an increase in accrued compensation and related liabilities of approximately $13,000 and an increase in interest payable to related party (classified as short term for the current quarter) of approximately $10,000. The note and accrued interest (aggregating to approximately $682,000) was reclassified from long-term to short-term at March 31, 2009, because the note and accrued interest are due on January 8, 2010.

Comparison of Results of Operations for the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008

The Company’s net operating loss decreased from approximately $525,000 for the three months ended March 31, 2008 to approximately $13,000 for the three months ended March 31, 2009. The decrease was primarily due to a decrease in salaries and benefits of approximately $279,000 and a decrease in stock based compensation of approximately $223,000, resulting in a ($171,257) expense, or a net benefit, in the current quarter, which substantially reduced the current quarter’s operating losses. These decreases were a result of the resignation of the Vice President with an effective date of January 2, 2009, and the retention bonuses of approximately $187,000 paid in the first quarter of 2008 to the Vice President and Chief Executive Officer. There were no bonuses paid in the three months ended March 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4t.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures for the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Acting Principal Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Acting Principal Financial Officer concluded that, at March 31, 2009, our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting During Last Fiscal Quarter

Our Chief Executive Officer and Acting Principal Financial Officer have identified no change in the Company’s “internal control over financial reporting” (as defined in Securities Exchange Act of 1934 Rule 13a-15(f) that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company did not have any unregistered sales of equity securities during the quarter ending March 31, 2009.

Item 3.	Defaults Upon Senior Security Notes

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company will hold its annual meeting of shareholders on May 22, 2009 (the “2009 Meeting”). The Company solicited proxies for the 2009 Meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “1934 Act”) and there was no solicitation opposing the Company’s.

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

LE@P TECHNOLOGY, INC.

Dated: May 13, 2009	By:	/s/ Donald J. Ciappenelli
Donald J. Ciappenelli

Chief Executive Officer

By:	/s/ Mary E. Thomas

Mary E. Thomas

Acting Principal Financial Officer

Exhibit Index

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Acting Principal Financial Officer relating to Periodic Financial Report pursuant to 18 U.S.C. Section 1350.