Form 10-Q
period 2009-06-30
LEAP TECHNOLOGY INC / DE
filed 2009-08-14
CIK 110027

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant has been required to submit and post such files?. Yes ☐  No  ☐
⁭
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

Class A Common Stock, par value $0.01 per share; 65,195,909 outstanding as of August 10, 2009
Class B Common Stock, par value $0.01 per share; 25,000 shares outstanding as of August 10, 2009

LE@P TECHNOLOGY, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$33,158	$359,032
Accounts receivable	-	478
Prepaid insurance	31,107	8,087
Total current assets	64,265	367,597

Property and equipment, net	513,517	514,196

Other assets	22,846	31,842

Total assets	$600,628	$913,635

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(continued)
(Unaudited)

	June 30,	December 31,
	2009	2008

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$16,886	$11,288
Accrued professional fees	36,250	58,204
Accrued compensation and related liabilities	14,338	33,889
Short-term note payable to related party	562,500	-
Short-term accrued interest payable to related party	129,560	-
Total current liabilities	759,534	103,381

Long-term notes payable to related party	25,000	562,500

Long-term accrued interest payable to related party	33	110,034

Total liabilities	784,567	775,915

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at June 30, 2009 and December 31, 2008.	2,170,000	2,170,000
Class A Common Stock, $0.01 par value 149,975,000 shares authorized and 65,280,759 shares issued at June 30, 2009 and December 30, 2008.	652,808	652,808
Class B Common Stock, $0.01 par value per share. Authorized, issued and outstanding 25,000 shares at June 30, 2009 and December 31, 2008.	250	250
Additional paid-in capital	35,804,178	36,033,115
Accumulated deficit	(38,761,715)	(38,668,993)
Treasury stock, at cost, 84,850 shares at June 30, 2009 and December 31, 2008.	(49,460)	(49,460)
Total stockholders’ equity (deficit)	(183,939)	137,720
Total liabilities and stockholders’ equity	$600,628	$913,635

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30
	2009		2008		2009		2008

Revenue		$-		$-		$-		$-

Expenses:
Salaries and benefits		63,153		145,935		161,416		523,184
Share based compensation expense (income)		(57,680)		51,798		(228,937)		103,596
Professional fees		29,696		25,683		73,109		78,833
General and administrative		45,907		58,131		90,862		107,586
Total expenses		81,076		281,547		96,450		813,199

Other income (expense):
Interest expense		(9,850)		(9,817)		(19,559)		(19,634)
Interest income		171		4,534		1,687		15,826
Rental income		10,800		5,250		21,600		10,500
Other income		-		2,332		-		2,332
Total other income (expense)		1,121		2,299		3,728		9,024

Loss before income taxes		(79,955)		(279,248)		(92,722)		(804,175)

Provision for income taxes		-		-		-		-

Net loss		(79,955)		(279,248)		(92,722)		(804,175)

Dividends undeclared on cumulative preferred stock		54,250		54,250		108,500		108,500

Net loss attributable to common stockholders		$(134,205)		$(333,498)		$(201,222)		$(912,675)

Basic and diluted net loss per share:
Net loss per common share	$	(0.00)		$(0.01)	$	(0.00)	$	(0.01)
Net loss attributable to common stockholders	$	(0.00)	$	(0.01)	$	(0.00)	$	(0.01)

Basic and diluted weighted average shares outstanding		65,220,909		65,220,909		65,220,909		65,220,909

See notes to condensed consolidated financial statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(92,722)	$(804,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	679	679
Share-based compensation expense (income)	(228,937)	103,596
Changes in operating assets and liabilities:
Accounts receivable	478	6,839
Prepaid expenses and other current assets	(14,024)	(227,225)
Accounts payable and accrued expenses	5,598	66,419
Accrued interest payable to related party	19,559	19,634
Accrued compensation and related liabilities	(19,551)	14,123
Accrued professional fees	(21,954)	(16,176)
Net cash used in operating activities	(350,874)	(836,286)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from note payable-related party	25,000	-
Net cash provided by financing activities	25,000	-

Net decrease in cash and cash equivalents	(325,874)	(836,286)
Cash and cash equivalents at beginning of period	359,032	1,788,230
Cash and cash equivalents at end of period	$33,158	$951,944

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

Le@P Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2009
(Unaudited)

1.	The Company

Le@P Technology, Inc. and Subsidiaries (“Le@P” or the “Company”), formerly known as Seal Holdings Corporation, is a holding company that was formerly pursuing a strategy of acquiring and commercializing synergistic technologies to develop advanced products.  On May 22, 2009, the Board of Directors determined to cease for the foreseeable future investigating or consummating further investment and acquisition opportunities, and Dr. Donald J. Ciappenelli agreed to terminate his employment as the Chief Executive Officer.  However, Dr. Ciappenelli will remain as the Chairman of the Board.  Timothy C. Lincoln, Class B Director, was appointed Acting Principal Financial Officer upon Dr. Ciappenelli’s termination.

Notwithstanding the cessation of investment or acquisition activity, the Company may from time to time consider investment or acquisition opportunities which otherwise come to the attention of the Board.  The ability of the Company to pursue or ultimately consummate any such investment or acquisition opportunities will be dependent upon, among other things, its ability to obtain financing for such activities.

The only significant asset of the Company is its ownership of certain land in Broward County, Florida.  The land is zoned light industrial and consists of approximately one and one-third acres.  The Company is currently leasing the property to an unrelated party.

Operating Losses and Cash Flow Deficiencies

The Company has experienced operating losses and deficiencies in operating cash flows.  Until the Company secures financing for and acquires operations or other revenue generating activities to become self sufficient, the Company will remain dependent upon other sources of capital.  In the past, such capital has come from the Company’s Majority Stockholder and the proceeds from the Company’s sale of its investment in Healthology, Inc. (“Healthology”).

The Company has exhausted the remaining proceeds from the Healthology disposition and presently depends entirely upon loans from the Majority Shareholder to cover operating expenses for the remainder of this calendar year.  The Company has reduced operating expenses, including salaries, professional fees and office rental expenses.  The Company has requested that the Majority Shareholder provide additional financing as needed to sustain the Company’s current operations.  On June 15, 2009 the Company received a working capital loan from the Majority Shareholder in the amount of $25,000.  The loan is unsecured and evidenced by a promissory note which accrues interest at the prime rate.  Interest and principal are due in one lump sum on the maturity date of January 8, 2011.

The Majority Shareholder has no commitment or obligation to provide any additional financing, and the Company does not anticipate that the Majority Shareholder will provide additional financing other than discretionary advances providing working capital in amounts adequate to fund the Company’s operating expenses only for a short time (e.g., the $25,000 advanced on June 15, 2009).  If the Majority Shareholder, in its discretion, provides such financing, there is no assurance that the Majority Shareholder will continue to do so in the future or regarding the terms of any such financing that the Majority Shareholder may elect to provide to the Company.  The Company’s efforts to obtain financing may require significant costs and expenditures, and if the Company succeeds in obtaining financing, the financing terms could result in substantial dilution of existing equity positions and increased interest expense.  If the Company is unable to obtain additional financing, including if the Majority Shareholder declines to provide additional working capital loans, the Company may be forced to liquidate.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification TM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its quarterly report on Form 10-Q for the quarter ending September 30, 2009. This will not have an impact on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (SFAS 166). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

Recently Adopted Accounting Principles

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009.  The adoption of these provisions did not have a material effect on the Company’s consolidated financial statements.  The Company evaluated subsequent events through August 14, 2009, the date this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), and FSP FASB 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). These two staff positions relate to fair value measurements and related disclosures. The FASB also issued a third FSP relating to the accounting for impaired debt securities titled FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2). These standards are effective for interim and annual periods ending after June 15, 2009. The Company has determined that FSP 157-4 and FSP 115-2 do not currently apply to its activities and has adopted the disclosure requirements of FSP 107-1.  See Note 5

On January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 141R, Business Combinations (“FAS 141R”), EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”), EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”) and FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other principles of GAAP. The adoption of this standard did not have a significant impact on the determination or reporting of the Company’s financial results.

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

The Company owns real property in Broward County, Florida that was purchased from Bay Colony Associates, Ltd. (“Bay Colony”), an entity wholly-owned by the Majority Stockholder, in exchange for a mortgage and note payable in the amount of $562,500.  The purchase price was based upon an independent third-party appraisal.  On March 17, 2006, the long-term note and mortgage on the real property was replaced with a new long-term note with principal of the same amount.  The note bears interest at the rate of 7% per annum.  Both principal and interest are due on the extended maturity date of January 8, 2010.  This debt accordingly was classified as long-term debt as of December 31, 2008 and as short-term debt as of June 30, 2009.

On June 15, 2009 the Company received a working capital loan from the Majority Shareholder in the amount of $25,000.  The loan is unsecured and evidenced by a promissory note which accrues interest at the prime rate.  Interest and principal are due in one lump sum on the maturity date of January 8, 2011.   This debt and accrued interest are classified as long-term debt on the consolidated financial statements of June 30, 2009.

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

5.	Financial Instruments and Fair Values

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.

The carrying amount of cash and cash equivalents and other assets approximates fair value due to the short-term maturities of these instruments.

The fair values of all other financial instruments, including debt, approximate their book values as the instruments are short-term in nature or contain market rates of interest.

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

Business Strategy

On November 1, 2006, the Company appointed Dr. Donald J. Ciappenelli as the Chief Executive Officer of the Company and Chairman of its Board of Directors.  In the latter part of 2006 and throughout 2007, 2008 and through May 2009, the Company vigorously attempted to pursue its strategy of acquiring and commercializing synergistic technologies to develop advanced products. The current prevailing environment in the U.S. economy and credit markets did not allow the Company to obtain the financing required to consummate an acquisition, and on May 22, 2009, the Board of Directors determined to cease for the foreseeable future investigating or seeking to consummate further investment and acquisition opportunities, and Dr. Ciappenelli agreed to terminate his employment as the Company’s Chief Executive Officer.

Notwithstanding the cessation of its activities in pursuing and seeking to consummate acquisition or investment opportunities, the Company may from time to time consider investment or acquisition opportunities which otherwise come to the attention of the Board.  The ability of the Company to pursue and ultimately consummate any such investment or acquisition opportunities will be dependent upon, among other things, the Company’s ability to obtain financing for such activities.

Competition

The Company faces a highly competitive, rapidly evolving business environment if the Company were to resume its attempts to seek, identify and capitalize upon acquisition or investment opportunities.  Competitors include a wide variety of venture capital, private equity, mutual funds, private investors, and other organizations, many with access to public capital and greater financial and technical resources than the Company.

Liquidity and Cash Requirements

The Company has exhausted its liquid cash resources.  The Company’s cash and cash equivalents, aggregating to approximately $33,000 as of June 30, 2009, will not be sufficient to cover the current levels of operating expenses.  Therefore, the Company entirely depends upon continued working capital advances from its Majority Shareholder.  The Company’s condensed consolidated financial statements for the six months ended June 30, 2009 have been prepared on a going-concern basis, which contemplates the realization of assets and liabilities in the normal course of business.  The Company’s audited financial statements as of December 31, 2008 included a “going concern” qualification, and the Company anticipates that this going concern qualification will continue to apply to the Company.  The Company is continuing to pursue additional funding or investment, and will also actively seek to further reduce operating expenses.

Because the Company has exhausted its cash resources in 2009, and does not have any active business operations (and is not pursuing any acquisition or investment opportunities) to generate cash flow to fund its operations, the Company will need to raise additional cash or cease operations and liquidate.  There can be no assurance that the Company will be successful in raising additional cash or avoiding a liquidation.  The worldwide markets for debt and equity remain unfavorable and depressed, which has complicated and continues to hinder the Company’s efforts to obtain financing.  The Company has requested that the Majority Shareholder provide additional financing for the Company’s current operations.  The Majority Shareholder has no commitment or obligation to provide any additional financing, and the Company does not anticipate that the Majority Shareholder will provide additional financing other than discretionary advances providing working capital in amounts adequate to fund the Company’s operating expenses only for a short time (e.g. the $25,000 advance on June 15, 2009).  If the Majority Shareholder, in its discretion, provides such financing, there is no assurance that the Majority Shareholder will continue to do so in the future or regarding the terms of any such financing that the Majority Shareholder may elect to provide to the Company.  The Company’s efforts to obtain financing may require significant costs and expenditures, and if the Company succeeds in obtaining financing, the financing terms could result in substantial dilution of existing equity positions and increased interest expense.  If the Company is unable to obtain additional financing, including if the Majority Shareholder declines to provide additional working capital loans, the Company may be forced to liquidate.

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

Financial Condition at June 30, 2009 Compared to December 31, 2008

The Company’s total assets decreased from approximately $914,000 at the end of 2008 to approximately $601,000 at June 30, 2009, primarily reflecting the expenditure of cash to pay operating expenses. In addition, the Company’s prepaid insurance increased approximately $23,000 as a result of payment of the annual premium for directors and officer’s insurance.

The Company’s total liabilities increased from approximately $776,000 at the end of 2008 to approximately $785,000 at June 30, 2009, primarily due to the Company’s incurring liability under a $25,000 long-term note payable to a related party, and an increase in interest payable to related party (classified as short-term for the current year).  These increases were offset by a decrease in accrued compensation and related liabilities of approximately $20,000.

Comparison of Results of Operations for the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008

The Company’s net operating loss decreased from approximately $804,000 for the six months ended June 30, 2008 to approximately $93,000 for the six months ended June 30, 2009.  The decrease primarily reflects declines in salaries and benefits of approximately $362,000, in stock based compensation of approximately $333,000, resulting in a $228,937  net benefit, in the current period, which substantially reduced the current period’s operating losses.  These decreases were a result of the termination of the Chief Executive Officer and the Vice President with effective dates of May 22, 2009 and January 2, 2009, respectively.  The Company paid retention bonuses to the Vice President and Chief Executive Officer of approximately $187,000 in the first quarter of 2008, with no corresponding payments or expenses in the current period.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   For the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Acting Principal Executive Officer and Acting Principal Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based upon this evaluation, our Acting Principal Executive Officer and Acting Principal Financial Officer concluded that, at June 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting During Last Fiscal Quarter

Our Acting Principal Executive Officer and Acting Principal Financial Officer have identified no change in the Company’s “internal control over financial reporting” (as defined in Securities Exchange Act of 1934 Rule 13a-15(f)) that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company did not have any unregistered sales of equity securities during the quarter ending June 30, 2009.

Item 3.	Defaults Upon Senior Security Notes

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 22, 2009 (the “2009 Meeting”).  All of the nominees for Director presented at the 2009 Meeting were elected to office.  The Company solicited proxies for the 2009 Meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “1934 Act”) and there was no solicitation opposing the Company’s.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

10.27	Promissory note dated June 15, 2009, in the principal amount of $25,000 issued to the M. Lee Pearce Living Trust.*

31.1	Certification of Acting Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Acting Principal Executive Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Acting Principal Financial Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.*

*  Filed herewith

(a)	Reports on Form 8-K

None.

SIGNATURE

In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Mary E. Thomas

LE@P TECHNOLOGY, INC.

Dated: August 14, 2009	By:	/s/ Timothy Lincoln
Timothy Lincoln
Acting Principal Executive Officer

	By:	/s/ Mary E. Thomas
Mary E. Thomas
Acting Principal Financial Officer

Exhibit Index

Exhibit                   Description

10.27	Promissory Note dated June 15, 2009, in the principal amount of $25,000 issued to the M. Lee Pearce Living Trust.

31.1	Certification of Acting Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Acting Principal Executive Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Acting Principal Financial Officer relating to Periodic Financial Report pursuant to 18 U.S.C. Section 1350.