Form 10-Q
period 2009-09-30
LEAP TECHNOLOGY INC / DE
filed 2009-11-12
CIK 110027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant has been required to submit and post such files?. Yes ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Class A Common Stock, par value $0.01 per share; 65,195,909 outstanding as of November 12, 2009
Class B Common Stock, par value $0.01 per share; 25,000 shares outstanding as of November 12, 2009

LE@P TECHNOLOGY, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2009	December 31, 2008
Assets

Current assets:
Cash and cash equivalents	$55,602	$359,032
Accounts receivable	-	478
Prepaid insurance	19,476	8,087
Total current assets	75,078	367,597

Property and equipment, net	513,177	514,196

Other assets	19,185	31,842

Total assets	$607,440	$913,635

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(continued)
(Unaudited)

	September 30, 2009	December 31, 2008

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$18,198	$11,288
Accrued professional fees	47,000	58,204
Accrued compensation and related liabilities	8,787	33,889
Short-term note payable to related party	562,500	-
Short-term accrued interest payable to related party	139,485	-
Total current liabilities	775,970	103,381

Long-term notes payable to related party	80,000	562,500

Long-term accrued interest payable to related party	385	110,034

Total liabilities	856,355	775,915

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at September 30, 2009 and December 31, 2008.	2,170,000	2,170,000
Class A Common Stock, $0.01 par value 149,975,000 shares authorized and 65,280,759 shares issued at September 30, 2009 and December 30, 2008.	652,808	652,808
Class B Common Stock, $0.01 par value per share. Authorized, issued and outstanding 25,000 shares at September 30, 2009 and December 31, 2008.	250	250
Additional paid-in capital	35,981,387	36,033,115
Accumulated deficit	(39,003,900)	(38,668,993)
Treasury stock, at cost, 84,850 shares at September 30, 2009 and December 31, 2008.	(49,460)	(49,460)
Total stockholders’ equity (deficit)	(248,915)	137,720
Total liabilities and stockholders’ equity	$607,440	$913,635

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008

Revenue		$-		$-		$-		$-

Expenses:
Salaries and benefits		10,929		157,267		172,345		680,451
Share based compensation expense(income)		177,209		51,798		(51,728)		155,394
Professional fees		24,111		72,147		97,218		150.980
General and administrative		30,511		53,086		121,351		160,673
Total expenses		242,760		334,298		339,186		1,147,498

Other income (expense):
Interest expense		(10,276)		(9,817)		(29,835)		(29,450)
Interest income		51		4,548		1,714		20,375
Rental income		10,800		5,250		32,400		15,570
Other income		-		-		-		2,332
Total other income (expense)		575		(19)		4,279		9,007

Income (loss) before income taxes		(242,185)		(334,317)		(334,907)		(1,138,491)

Provision for income taxes		-		-		-		-

Net income (loss)		(242,185)		(334,317)		(334,907)		(1,138,491)

Dividends undeclared on cumulative preferred stock		54,250		54,250		162,750		162,750

Net income (loss) attributable to common stockholders		$(296,435)		$(388,567)		$(497,657)		$(1,301,241)

Basic and diluted net loss per share:
Net loss per common share	$	(0.00)		$(0.01)	$	(0.01)	$	(0.02)
Net loss attributable to common stockholders	$	(0.00)	$	(0.01)	$	(0.01)	$	(0.02)

Basic and diluted weighted average shares outstanding		65,220,909		65,220,909		65,220,909		65,220,909

See notes to condensed consolidated financial statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(334,907)	$(1,138,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,019	1,019
Share-based compensation expense (income)	(51,728)	155,393
Changes in operating assets and liabilities:
Accounts receivable	478	6,839
Prepaid expenses and other current assets	1,268	(255,933)
Accounts payable and accrued expenses	6,910	9,671
Accrued interest payable to related party	29,836	29,451
Accrued compensation and related liabilities	(25,102)	6,394
Accrued professional fees	(11,204)	1,449
Net cash used in operating activities	(384,430)	(1,184,208)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from note payable-related party	80,000	-
Net cash provided by financing activities	80,000	-

Net decrease in cash and cash equivalents	(303,430)	(1,184,208)
Cash and cash equivalents at beginning of period	359,032	1,788,230
Cash and cash equivalents at end of period	$55,602	$604,022

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

Le@P Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2009
(Unaudited)

1.	The Company

Le@P Technology, Inc. and Subsidiaries (“Le@P” or the “Company”), formerly known as Seal Holdings Corporation, is a holding company that was formerly pursuing a strategy of acquiring and commercializing synergistic technologies to develop advanced products.  On May 22, 2009, the Board of Directors determined to cease for the foreseeable future investigating or consummating further investment and acquisition opportunities, and Dr. Donald J. Ciappenelli agreed to terminate his employment as the Chief Executive Officer.  Dr. Ciappenelli will remained as the Chairman of the Board until his resignation on November 2, 2009.  Timothy C. Lincoln, Class B Director, was appointed Acting Principal Financial Officer upon Dr. Ciappenelli’s termination.

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

The Company has exhausted the remaining proceeds from the Healthology disposition and presently depends entirely upon loans from the Majority Shareholder to cover operating expenses for the remainder of this calendar year.  The Company has reduced operating expenses, including salaries, professional fees and office rental expenses.  The Company has requested that the Majority Shareholder provide additional financing as needed to sustain the Company’s current operations.  On June 15, 2009 the Company received a working capital loan from the Majority Shareholder in the amount of $25,000, and on September 1, 2009 the Company received a second working capital loan of $55,000.  Both loans are unsecured and evidenced by promissory notes which accrue interest at the prime rate.  Interest and principal are due in one lump sum on the maturity date of January 8, 2011.

The Majority Shareholder has no commitment or obligation to provide any additional financing, and the Company does not anticipate that the Majority Shareholder will provide additional financing other than discretionary advances providing working capital in amounts adequate to fund the Company’s operating expenses only for a short time (e.g., the $25,000 advanced on June 15, 2009, and the $55,000 advanced on September 1, 2009).  If the Majority Shareholder, in its discretion, provides such financing, there is no assurance that the Majority Shareholder will continue to do so in the future or regarding the terms of any such financing that the Majority Shareholder may elect to provide to the Company.  The Company’s efforts to obtain financing may require significant costs and expenditures, and if the Company succeeds in obtaining financing, the financing terms could result in substantial dilution of existing equity positions and increased interest expense.  If the Company is unable to obtain additional financing, including if the Majority Shareholder declines to provide additional working capital loans, the Company may be forced to liquidate.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Recent Accounting Pronouncements

In June 2009, the FASB finalized SFAS No. 167, Amending FASB interpretation No. 46(R), which was included in ASC Topic 810. The provisions of ASC 810 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its consolidated financial statements.

In September 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, which revises the existing multiple-element revenue arrangements guidance and changes the determination of when the individual deliverables included in a multiple-element revenue arrangement may be treated as separate units of accounting, modifies the manner in which the transaction consideration is allocated across the separately identified deliverables and expands the disclosures required for multiple-element revenue arrangements. The pronouncement is effective for financial statements issued after December 31, 2010. The Company does not expect the pronouncement to have a material effect on its consolidated financial statements.

Recently Adopted Accounting Principles

The Company adopted ASC Topic 810-10 Consolidation (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51) effective January 2, 2009. Topic 810-10 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The presentation changes are reflected retrospectively in the Company’s unaudited condensed consolidated financial statements.

ASC Topic 815-10 Derivatives and Hedging (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities) was adopted by the Company effective January 2, 2009. The guidance under Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

The Company adopted ASC Topic 825-10 Financial Instruments (formerly, FASB Staff Position No. SFAS 107-1 and APB No. 28-1, Disclosures about the Fair Value of Financial Instruments), which requires quarterly disclosure of information about the fair value of financial instruments within the scope of Topic 825-10. The Company adopted this pronouncement effective April 1, 2009.

In April 2009, the Company adopted ASC Topic 820-10-65 Fair Value Measurements and Disclosures (formerly FASB Staff Position No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). The standard provides additional guidance for estimating fair value in accordance with Topic 820-10-65 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its consolidated financial statements.

The Company adopted, ASC Topic 855-10 Subsequent Events (formerly SFAS 165, Subsequent Events) effective April 1, 2009. This pronouncement changes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

In July 2009, the FASB issued SFAS No. 168, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 Generally Accepted Accounting Principles, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value, which clarifies, among other things, that when a quoted price in an active market for the identical liability is not available, an entity must measure fair value using one or more specified techniques. The Company adopted the pronouncement effective July 1, 2009 with no impact on its consolidated financial statements.

3.	Note Payable to Related Parties

The Company owns real property in Broward County, Florida that was purchased from Bay Colony Associates, Ltd. (“Bay Colony”), an entity wholly-owned by the Majority Stockholder, in exchange for a mortgage and note payable in the amount of $562,500.  The purchase price was based upon an independent third-party appraisal.  On March 17, 2006, the long-term note and mortgage on the real property was replaced with a new long-term note with principal of the same amount.  The note bears interest at the rate of 7% per annum.  Both principal and interest are due on the extended maturity date of January 8, 2010.  This debt accordingly was classified as long-term debt as of December 31, 2008 and as short-term debt as of September 30, 2009.

On June 15, 2009 and September 1, 2009 the Company received a working capital loans from the Majority Shareholder in the amount of $25,000 and $55,000, respectively.  The loans are unsecured and evidenced by promissory notes which accrue interest at the prime rate.  Interest and principal are due in one lump sum on the maturity date of January 8, 2011.   These debt and accrued interest are classified as long-term debt on the consolidated financial statements of September 30, 2009.

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

6.	Subsequent Events

We evaluated subsequent events through November 12, 2009, the date this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission (SEC).  On November, 2, 2009, Dr. Donald Ciappenelli resigned as Chairman of the Board of Directors.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to the Company’s business strategy and expected liquidity, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein include, without limitation, the items listed below:

—	The ability to raise capital;
—	The ability to execute the Company’s strategy in a very competitive environment;
—	The degree of financial leverage;
—	The ability to control future operating and other expenses;
—	Risks associated with the capital markets and investment climate;
—	Risks associated with acquisitions and their integration;
—	Regulatory considerations under the Investment Company Act of 1940;
—	Contingent liabilities; and
—	Other risks referenced from time to time in the Company’s filings with the Securities and Exchange Commission.

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

Liquidity and Cash Requirements

The Company has exhausted its liquid cash resources.  The Company’s cash and cash equivalents, aggregating to approximately $55,602 as of September 30, 2009, will not be sufficient to cover the current levels of operating expenses.  Therefore, the Company entirely depends upon continued working capital advances from its Majority Shareholder.  The Company’s condensed consolidated financial statements for the nine months ended September 30, 2009 have been prepared on a going-concern basis, which contemplates the realization of assets and liabilities in the normal course of business.  The Company’s audited financial statements as of December 31, 2008 included a “going concern” qualification, and the Company anticipates that this going concern qualification will continue to apply to the Company.  The Company is continuing to pursue additional funding or investment, and will also actively seek to further reduce operating expenses.

Because the Company has exhausted its cash resources in 2009, and does not have any active business operations (and is not pursuing any acquisition or investment opportunities) to generate cash flow to fund its operations, the Company will need to raise additional cash or cease operations and liquidate.  There can be no assurance that the Company will be successful in raising additional cash or avoiding a liquidation.  The worldwide markets for debt and equity remain unfavorable and depressed, which has complicated and continues to hinder the Company’s efforts to obtain financing.  The Company has requested that the Majority Shareholder provide additional financing for the Company’s current operations.  The Majority Shareholder has no commitment or obligation to provide any additional financing, and the Company does not anticipate that the Majority Shareholder will provide additional financing other than discretionary advances providing working capital in amounts adequate to fund the Company’s operating expenses only for a short time (e.g. the $25,000 advance on June 15, 2009 and the $55,000 advance on September 1, 2009).  If the Majority Shareholder, in its discretion, provides such financing, there is no assurance that the Majority Shareholder will continue to do so in the future or regarding the terms of any such financing that the Majority Shareholder may elect to provide to the Company.  The Company’s efforts to obtain financing may require significant costs and expenditures, and if the Company succeeds in obtaining financing, the financing terms could result in substantial dilution of existing equity positions and increased interest expense.  If the Company is unable to obtain additional financing, including if the Majority Shareholder declines to provide additional working capital loans, the Company may be forced to liquidate.

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

Financial Condition at September 30, 2009 Compared to December 31, 2008

The Company’s total assets decreased from approximately $914,000 at the end of 2008 to approximately $607,000 at September 30, 2009, primarily reflecting the expenditure of cash to pay operating expenses.

The Company’s total liabilities increased from approximately $776,000 at the end of 2008 to approximately $856,000 at September 30, 2009, primarily due to the Company’s incurring liabilities under long-term notes payable to a related party of $25,000 and $55,000, and an increase in interest payable to related party (classified as short-term for the current year).  These increases were offset by a decrease in accrued compensation and related liabilities of approximately $25,000.

Comparison of Results of Operations for the Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008

The Company’s net operating loss decreased from approximately $1,138,000 for the nine months ended September 30, 2008 to approximately $335,000 for the nine months ended September 30, 2009.  The variance primarily reflects declines in salaries and benefits of approximately $508,000, and in stock based compensation of approximately $207,000, resulting in a $51,728 net benefit, in the current period, which substantially reduced the current period’s operating losses.  These decreases were a result of the termination of the Chief Executive Officer and the Vice President with effective dates of May 22, 2009 and January 2, 2009, respectively.  The Company paid retention bonuses to the Vice President and Chief Executive Officer of approximately $187,000 in the first quarter of 2008, with no corresponding payments or expenses in the current period.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   For the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Acting Principal Executive Officer and Acting Principal Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based upon this evaluation, our Acting Principal Executive Officer and Acting Principal Financial Officer concluded that, at September 30, 2009, our disclosure controls and procedures were effective.

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

PART II.	OTHER INFORMATION

PART III.	Item 1.	Legal Proceedings

From time to time, the Company is party to business disputes arising in the normal course of its business operations.  The Company’s management believes that none of these actions, standing alone, or in the aggregate, is currently material to the Company’s operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of equity securities during the quarter ending September 30, 2009.

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

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

10.28	Promissory note dated September 1, 2009, in the principal amount of $55,000 issued to the M. Lee Pearce Living Trust.*

31.1	Certification of Acting Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Acting Principal Executive Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Acting Principal Financial Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.*

*  Filed herewith

(a)	Reports on Form 8-K

Form 8-K filed November 3, 2009 relating to resignation of Donald Ciappenelli as Chairman of the Board of Directors on November 2, 2009.

SIGNATURE

In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LE@P TECHNOLOGY, INC.

Dated: November 12, 2009	By:	/s/ Timothy Lincoln
Timothy Lincoln
Acting Principal Executive Officer

	By:	/s/ Mary E. Thomas
Mary E. Thomas
Acting Principal Financial Officer

Exhibit Index

Exhibit	Description

10.28	Promissory Note dated September 1, 2009, in the principal amount of $55,000 issued to the M. Lee Pearce Living Trust.

31.1	Certification of Acting Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Acting Principal Executive Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Acting Principal Financial Officer relating to Periodic Financial Report pursuant to 18 U.S.C. Section 1350.