Form 10-K
period 2009-12-31
LEAP TECHNOLOGY INC / DE
filed 2010-03-30
CIK 110027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-K
(Mark One)
☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if  disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Check one:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $99,898.  Reference is made to the response to Item 5 of this Annual Report.

The number of shares of Class A Common Stock of the issuer outstanding as of March 29, 2010 was 65,195,909.  The number of shares of Class B Common Stock of the issuer outstanding as of March 29, 2010 was 25,000.

The number of shares of Series B Preferred Stock of the issuer and outstanding as of March 29, 2010 was 2,170.

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

Index

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

Development of Business since January 1, 2008

The current and prevailing environment in the U.S. economy and credit markets have not allowed the Company to obtain the financing required to consummate an acquisition, and on May 22, 2009, the Board of Directors determined to cease for the foreseeable future investigating or seeking to consummate further investment and acquisition opportunities.

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

Employees

Le@P currently has one part-time employee.

ITEM 1A.	RISK FACTORS.

As a smaller reporting company, the Company is not required to provide the information of this item.

ITEM 2.	PROPERTIES

Le@P is leasing corporate offices located in Ft. Lauderdale, Florida from an unrelated party.  The lease was effective April 1, 2007, and provides for a term of one year, subject to two one-year extension options.  The Company exercised the second one-year extension option on April 1, 2009, and has monthly rental payments of approximately $4,400.

Investment in Real Property

The Company owns real property in Broward County, Florida (the “Real Property”) that was purchased from Bay Colony Associates, Ltd. (“Bay Colony”), an entity wholly-owned by an affiliate of its majority shareholder, M. Lee Pearce, M.D. (together with his affiliates, the “Majority Shareholder”) in exchange for a mortgage and note payable in the amount of $562,500.  The purchase price was based upon an independent third-party appraisal.  The long-term note and mortgage on the real property was replaced with a new long term-note with principal of the same amount on March 17, 2006 and then again on January 15, 2010.  The note bears interest at the rate of 7% per annum.  Both principal and interest are due on the extended maturity date of January 8, 2011.

The Real Property is zoned light industrial and consists of approximately one and one-third acres.  The Company leases the property to unrelated parties and recognized $43,400 and $26,550 in rental income under the leases for the years 2009 and 2008, respectively.

Index

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company is party to business disputes arising in the normal course of its business operations.  The Company’s management believes that none of these actions, standing alone, or in the aggregate, is currently material to the Company’s operations or financial condition.

As of December 31, 2009, the Company is not involved in any material claims or lawsuits.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A Common Stock is traded on the OTC Bulletin Board (“OTCBB”), under the symbol LPTC.  The following table sets forth the range of high and low bid prices per share of the Company’s Class A Common Stock for each of the quarters during the years ended December 31, 2008 and 2009, as reported on the OTCBB system.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

PRICE PERIOD	HIGH	LOW

2008
First Quarter	$.25	$.10
Second Quarter	.12	.11
Third Quarter	.12	.06
Fourth Quarter	.10	.05

2009
First Quarter	$.00	$.00
Second Quarter	.15	.026
Third Quarter	.04	.0352
Fourth Quarter	.04	.03

There is no public market for the Class B Common Stock or the Series B Preferred Stock, all of which are issued to entities beneficially owned by the Majority Stockholder.

Holders

The Company has 641 Class A Common stockholders of record as of March 29, 2010.

The Company has 1 Class B Common stockholder of record as of March 29, 2010.  The Company has 1 Series B Preferred stockholder of record as of March 29, 2010.

Dividends

The Company has not paid dividends on our common stock in fiscal 2009 or fiscal 2008.  The payment of cash dividends will depend upon our earnings, financial requirements and other relevant factors.  Payments of dividends on the Company’s Class A Common Stock may only be paid after the payment of current and accumulated dividends on the Company’s Series B Preferred Stock.  As of December 31, 2009, dividends of $2,236,500 were accumulated on the Series B Preferred Stock.  Management does not presently intend to pay cash dividends.

Equity Compensation Plan Information

The following table sets forth summary information regarding options granted and outstanding under equity compensation plans approved and not approved by the Company’s stockholders.  As of December 31, 2009, options to purchase 52,500 shares of Class A Common Stock were exercisable.

Index

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	52,500	$3.00	10,047,500
Equity compensation plans not approved by security holders	-	-	-
TOTAL	52,500	$3.00	10,047,500

Unregistered Sales and Repurchases by Company

During the year ended December 31, 2009, there were no equity securities sold by the Company that were not registered under the Securities Act of 1933, as amended.  During the fourth quarter of 2009, there were no repurchases of securities by the Company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated financial statements and related notes contained in Item 8 of this report Form 10-K:

Business Strategy

On November 1, 2006, the Company appointed Dr. Donald J. Ciappenelli as the Chief Executive Officer of the Company and Chairman of its Board of Directors.  In the latter part of 2006 and throughout 2007 and 2008, the Company vigorously attempted to pursue its strategy of acquiring and commercializing synergistic technologies to develop advanced products, and decided to open an office in Massachusetts to maximize the Company’s opportunities to find and develop new technologies and start-up companies that fit its business model for rapid growth in important markets.   The current and prevailing environment in the U.S. economy and credit markets did not allow the Company to obtain the financing required to consummate an acquisition, and on May 22, 2009, the Board of Directors determined to cease for the foreseeable future investigating or seeking to consummate further investment and acquisition opportunities, and Dr. Ciappenelli agreed to terminate his employment as the Company’s Chief Executive Officer.  On November 2, 2009, he resigned as the Company’s Chairman of the Board.

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

Company Liquidity and Cash Requirements

The Company has exhausted its liquid cash resources.  The Company’s cash and cash equivalents, aggregating to $15,090 as of December 31, 2009, will not be sufficient to cover the current levels of operating expenses.  Therefore, the Company entirely depends upon continued working capital advances from its Majority Shareholder.  The Company’s condensed consolidated financial statements for the twelve months ended December 31, 2009 have been prepared on a going-concern basis, which contemplates the realization of assets and liabilities in the normal course of business.  The Company’s audited financial statements as of December 31, 2008 included a “going concern” qualification, and the Company’s 2009 audited financial statement continue in effect this going concern qualification.  The Company is continuing to pursue additional funding or investment, and will also actively seek to further reduce operating expenses.

Index

Because the Company expects to exhaust its cash resources in 2010, and does not have any active business operations to generate cash flow to fund its operations, the Company will need to raise additional cash or cease operations and liquidate.  There can be no assurance that the Company will be successful in raising additional cash or avoiding a liquidation.  The worldwide markets for debt and equity remain unfavorable and depressed, which has complicated and continues to hinder the Company’s efforts to obtain financing.  The Company has requested that the Majority Shareholder provide additional financing for the Company’s current operations. On June 15, 2009 the Company received a working capital loan from the Majority Shareholder in the amount of $25,000, and on September 1, 2009 the Company received a second working capital loan of $55,000.  Both loans are unsecured and evidenced by promissory notes which accrue interest at the prime rate.  Interest and principal are due in one lump sum on the maturity date of January 8, 2011.  Subsequent to December 31, 2009, the Company received two additional working capital loans.   On February 22, 2010 the Company received a working capital loan from the Majority Shareholder in the amount of $15,000, and on March 3, 2010 the Company received a second working capital loan of $130,000.  Both loans are unsecured and evidenced by promissory notes which accrue interest at the prime rate.  Interest and principal are due in one lump sum on the maturity date of January 8, 2011 for the $15,000 loan and January 8, 2012 for the $130,000 loan.

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

Changes in Financial Condition and Results of Operations

The discussion below describes the Company’s material changes in financial condition as of December 31, 2009 compared with December 31, 2008 and its material changes in results of operations when comparing the year ended December 31, 2009 to the year ended December 31, 2008.   All amounts in the discussion below are approximate.

Financial Condition at December 31, 2009 Compared to December 31, 2008

The Company’s total assets decreased to $559,000 as of December 31, 2009 compared to $914,000 as of December 31, 2008.  The decrease is primarily due to the Company’s operating expenses of approximately $398,000 during 2009.  The Company’s remaining cash assets will not be adequate to fund its operations through the end of 2010.

The Company’s total liabilities increased to approximately $866,000 as of December 31, 2009 compared to $776,000 as of December 31, 2008.  This increase in liabilities primarily reflects an increase of $80,000 in long term notes payable and an increase of $40,000 in accrued interest payable.

Index

Results of Operations for the Year Ended December 31, 2009 (“fiscal 2009”) Compared to the Year Ended December 31, 2008 (“fiscal 2008”)

The Company’s operating expenses for fiscal 2009 were $398,000 compared to $1,395,000 for fiscal 2008, a decrease of approximately $997,000 or 71.5%.  The Company’s operating expenses in 2008 included expenditures (primarily, professional fees) associated with pursuing acquisition opportunities of approximately $235,000. The Company expensed these amounts before the current and prevailing environment in the US economy and credit markets made the Company unable to obtain the financing required to consummate an acquisition, and the decrease in expenses in 2009 reflects the cessation of those activities in light of the present continuing negative market conditions.   The decrease in operating expenses primarily reflects the decrease in salaries and benefits of $648,000 due to the resignation of the Vice-President in December 2008, and the voluntary termination of the Chief Executive Officer in May 2009.  In addition, professional fees decreased by approximately $312,000 and other operating expenses decrease by approximately $55,000.

The Company’s net loss for fiscal 2009 was $393,000 compared to a net loss of $1,382,000 for fiscal 2008.  The Company’s net loss for fiscal 2009 primarily reflects operating expenses of $398,293 (including a write-down to share based compensation of $51,728 as a result of the Chief Executive Officer’s departure in May 2009).

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

Accounting for the Impairment or Disposal of Long-Lived Assets

The Company reviews the carrying value of amortizable long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. If facts and circumstances indicate that the carrying value of an asset or groups of assets, as applicable, is impaired, the long-lived asset or groups of long-lived assets are written down to their estimated fair value.

Recent Accounting Pronouncements

See Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

Off-Balance Sheet Arrangements

As of December 31, 2009, the Company did not have any material off-balance sheet arrangements that have or are reasonably likely to have a material effect on the current or future financial condition, results of operations, liquidity, or capital resources.

Note that this MD & A discussion contains forward-looking statements that involve risks and uncertainties.  Please see the section entitled “Forward-Looking Statements” on page 4 for important information to consider when evaluating such statements and related notes included in Item 8.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, the Company is not required to provide the information of this item.

Index

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The accompanying consolidated financial statements of the Company and report of independent registered public accounting firm required by this item are filed herewith as Exhibit F and are incorporated herein by this reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).   As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of the Company’s Acting Principal Executive Officer and Acting Principal Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2009.  Based on that review and evaluation, the Acting Principal Executive Officer and Acting Principal Financial Officer, along with the management of the Company, have determined that as of December 31, 2009, the disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls.  As defined by the SEC, internal control over financial reporting is a process designed by our Acting Principal Executive Officer and Acting Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was effective as of December 31, 2009.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

Index

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Given that the Company is not presently engaged in active operations and has only one part time executive officer, the Company has not yet adopted a Code of Ethics applicable to its officers, including its principal executive officer, principal financial officer, principal accounting officer or controller and any other persons performing similar functions.  Except as provided above, the items required by Part III, Item 10 are incorporated herein by reference from the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The items required by Part III, Item 11 are incorporated herein by reference from the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The items required by Part III, Item 12 are incorporated herein by reference from the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The items required by Part III, Item 13 are incorporated herein by reference from the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The items required by Part III, Item 14 are incorporated herein by reference from the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders.

PART IV

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

Index

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

Index

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

Index

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

10.35
Promissory Note dated June 15, 2009 in the principal amount of $25,000 in favor of M. Lee Pearce Living Trust (incorporated by reference to Exhibit 10.27 in the Company’s Form 10 Q as filed on August 22, 2009).

10.36
Promissory Note dated September 1, 2009 in the principal amount of $55,000 in favor of M. Lee Pearce Living Trust (incorporated by reference to Exhibit 10.28 in the Company’s Form 10 Q as filed on November 12, 2009).

21	Subsidiaries of the Registrant.

31.1	Certification of the Acting Principal Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Acting Principal Financial Officer Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Filed herewith

Report of  Form 8-K filed on May 26, 2009, relating to an event dated May 22, 2009.  Pursuant to Item 5.02 of such Report, the Registrant reported the resignation of the Registrant’s President and Chief Executive Officer.

Report of  Form 8-K filed on  November 3, 2009, relating to an event dated November 2, 2009.  Pursuant to Item 5.02 of such Report, the Registrant reported the resignation of the Registrant’s Chairman of the Board.

Report of Form 8-K filed on January 19, 2010, relating to an event dated January 15, 2010.  Pursuant to Item 1.01 of such Report, the Registrant reported the renewal of a promissory note to Bay Colony Associates, Ltd.

21	Subsidiaries of the Registrant.

31.1	Certification of the Acting Principal Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Acting Principal Financial Officer Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LE@P TECHNOLOGY, INC.

By:	/s/Timothy Lincoln
Timothy Lincoln,
Acting Principal Executive Officer

By:	/s/ Mary E. Thomas
Mary E. Thomas,
Acting Principal Financial Officer

Dated:   March 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Timothy Lincoln	Acting Principal Executive Officer and Director	March 29, 2010
Timothy Lincoln

/s/ Mary E. Thomas	Acting Principal Financial Officer and Director	March 29, 2010
Mary E. Thomas

/s/ Jerome Fields, M.D.	Director	March 29, 2010
Jerome Fields, M.D.

Index

“Exhibit F”

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Le@P Technology, Inc.

We have audited the accompanying consolidated balance sheets of Le@P Technology, Inc. and Subsidiaries, a Delaware corporation, as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Le@P Technology, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Berenfeld, Spritzer, Shechter & Sheer, LLP
Certified Public Accountants
Fort Lauderdale, Florida

March 29, 2010

Index

Le@P Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$15,090	$359,032
Accounts receivable	3,706	478
Prepaid expenses and other current assets	7,845	8,087
Total current assets	26,641	367,597

Property and equipment, net	512,837	514,196
Other assets	19,185	31,842
Total assets	$558,663	$913,635

See notes to consolidated financial statements.

Index

Le@P Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2009	2008
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,542	$11,288
Accrued professional fees	55,250	58,204
Accrued compensation and related liabilities	5,460	33,889
Total current liabilities	73,252	103,381

Long-term notes payable to related party	642,500	562,500

Long-term accrued interest payable to related party	150,449	110,034

Total liabilities	866,201	775,915

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock, par value $0.001 per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at December 31, 2009 and 2008.	2,170,000	2,170,000
Class A common stock, $0.01 par value 149,975,000 shares authorized and 65,280,759 shares issued at December 31, 2009 and December 31, 2008.	652,808	652,808
Class B common stock, $0.01 par value per share. Authorized, issued and outstanding 25,000 shares at December 31, 2009 and 2008.	250	250
Additional paid-in capital	35,981,387	36,033,115
Accumulated deficit	(39,062,523)	(38,668,993)
Treasury stock, at cost, 84,850 shares at December 31, 2009 and 2008	(49,460)	(49,460)

Total stockholders’ equity (deficiency)	(307,538)	137,720
Total liabilities and stockholders’ equity (deficiency)	$558,663	$913,635

See notes to consolidated financial statements.

Index

Le@P Technology, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years ended December 31,
	2009	2008
Revenue	$–	$–

General and administrative expenses:
Salaries and benefits	184,204	831,857
Share-based compensation expense	(51,728)	(69,498)
Professional fees	117,095	428,914
Other	148,722	203,375

Total general and administrative expenses	398,293	1,394,648

Other income (expenses):
Interest expense	(40,415)	(39,483)
Interest income	1,778	23,524
Rental income	43,400	26,550
Other income	-	2,332

Total other income (expenses)	4,763	12,923

Loss before income taxes	(393,530)	(1,381,725)

Provision for income taxes	-	-

Net loss	(393,530)	(1,381,725)

Dividends undeclared on cumulative preferred stock	217,000	217,000

Net loss attributable to common stockholders	$(610,530)	(1,598,7255)

Basic and diluted net loss per share:
Net loss per common share:	$(0.01)	$(0.02)
Net loss attributable to common stockholders	$(0.01)	$(0.02)

Basic weighted average shares outstanding	65,305,759	65,305,759
Diluted weighted average shares outstanding	65,305,759	65,305,759

See notes to consolidated financial statements.

Index

Le@P Technology, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Class A and Class B Common Stock		Additional Paid-in	Accumulated	Treasury	Total
	Shares	Amount	Shares	Par Value	Capital	Deficit	Stock
Balance at December 31, 2007	2,170	$2,170,000	65,305,759	$653,058	$36,102,613	$(37,287,268)	$(49,460)	$1,588,943

Net loss	-	-	-	-	-	(1,381,725)	-	(1,381,725)

Share-based compensation on stock options					164,322			164,322

Forfeited stock options reduction to share-based compensation					(233,820)			(233,820)

Balance at December 31, 2008	2,170	2,170,000	65,305,759	653,058	36,033,115	(38,668,993)	(49,460)	137,720

Net loss						(393,530)		(393,540)

Forfeited stock options reduction to share-based compensation					(51,728)			(51,728)

Balance at December 31, 2009	2,170	$2,170,000	65,305,759	$653,058	$35,981,387	$(39,062,523)	$(49,460)	$(307,538)

See notes to consolidated financial statements

Index

Le@P Technology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(393,530)	$(1,381,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,359	1,359
Share-based compensation expense	(51,728)	(69,498)
Changes in operating assets and liabilities:
Accounts receivable	(3,228)	6,361
Prepaid expenses and other current assets	242	(591)
Other assets	12,657	(8,000)
Accounts payable and other accrued expenses	1,253	(631)
Accrued professional fees	(2,954)	8,028
Accrued compensation and related liabilities	(28,429)	(23,984)
Accrued interest payable to related party	40,416	39,483
Net cash used in operating activities	(423,942)	(1,429,198)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from related party	80,000	-
Net cash provided by financing activities	80,000	-

Net decrease in cash and cash equivalents	(343,942)	(1,429,198)
Cash and cash equivalents at beginning of year	359,032	1,788,230
Cash and cash equivalents at end of year	$15,090	$359,032

See notes to consolidated financial statements.

Index

Le@P Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.  The Company

Le@P Technology, Inc. and Subsidiaries (“Le@P” or the “Company”), formerly known as Seal Holdings Corporation and Subsidiaries, is a holding company that was formerly pursuing a strategy of acquiring and commercializing synergistic technologies to develop advanced products.  On May 22, 2009, the Board of Directors determined to cease for the foreseeable future investigating or consummating further investment and acquisition opportunities, and Dr. Donald J. Ciappenelli agreed to terminate his employment as the Chief Executive Officer.  Timothy C. Lincoln, Class B Director, was appointed Acting Principal Executive Officer upon Dr. Ciappenelli’s termination.

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

Impairment of long-lived assets and long-lived assets to be disposed of

The Company reviews the carrying value of amortizable long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. If facts and circumstances indicate that the carrying value of an asset or groups of assets, as applicable, is impaired, the long-lived asset or groups of long-lived assets are written down to their estimated fair value.  No asset impairment occurred during the years ended December 31, 2009 and 2008.

Index

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

Concentration of credit risk

The Company maintains cash balances at a high credit quality financial institution which exceeds the federally insured amounts.  F.D.I.C. deposit insurance of $250,000 as of  December 31, 2009 per depositor.  As of December 31, 2009 and 2008, zero and approximately $89,000, respectively, exceeded the federally insured amount.

Stock Based Compensation

The Company applies ASC Topic 718, “Share-Based Payments” which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Compensation cost is recognized when the event occurs. For the years ended December 31, 2009 and 2008, the Company did not grant any stock options.

The Company uses the Black-Scholes option pricing model as our method of valuation for stock-based awards. Stock-based compensation expense is based on the value of the portion of the stock-based award that will vest during the period, adjusted for the forfeitures. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, expected stock price volatility over the term of the award and historical and projected exercise behaviors. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual or updated results differ from our current estimates, such amounts will be recorded in the period estimates are revised. The Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

Income Taxes

Deferred income taxes are provided based on the provisions of ASC 740, “Accounting for Income Taxes”, to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2008, 2007 and 2006.

The Company classifies interest and penalties arising from underpayment of income taxes in the consolidated statements of operations as general and administrative expenses.  As of December 31, 2009, the Company had no accrued interest or penalties related to uncertain tax provisions.

Reclassification

Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to maintain consistency and comparability between periods presented.

Index

Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

Accounting Standards Codification

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB ASC has become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

Participating Securities Granted in Share-Based Transactions
Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 260, Earnings Per Share (formerly FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities). The new guidance clarifies that non-vested share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and included in basic earnings per share. The Company’s adoption of the new accounting standard did not have a material effect on previously issued or current earnings per share.

Business Combinations
Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 805, Business Combinations (formerly SFAS No. 141(R), Business Combinations). The new standard applies to all transactions or other events in which an entity obtains control of one or more businesses. Additionally, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement date for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. The Company’s adoption of the new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 810, Consolidations (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements). The new accounting standard establishes accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements. As such, this guidance has eliminated the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Fair Value Measurement and Disclosure
Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly FASB FSP No 157-2, Effective Date of FASB Statement No. 157), which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820 (formerly FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320, Investments — Debt and Equity Securities. The provisions of the new standard were effective for interim periods ending after June 15, 2009. The adoption of the new standard on April 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

Index

In April 2009, the Company adopted a new accounting standard included in ASC 820, (formerly FSP 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments). The new standard requires disclosures of the fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual disclosure required at year-end. The provisions of the new standard were effective for the interim periods ending after June 15, 2009. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

In August 2009, the FASB issued new guidance relating to the accounting for the fair value measurement of liabilities. The new guidance, which is now part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Derivative Instruments and Hedging Activities
Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 815, Derivatives and Hedging (SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133). The new accounting standard requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. Since the new accounting standard only required additional disclosure, the adoption did not impact the Company’s consolidated financial statements.

Other-Than-Temporary Impairments
In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments. Under the new guidance, which is part of ASC 320, Investments — Debt and Equity Securities (formerly FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), an other-than-temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value. The new guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Subsequent Events
In May 2009, the FASB issued new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events) is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Index

Accounting Standards Not Yet Effective

Accounting for the Transfers of Financial Assets
In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The new guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt the new guidance in 2010 and is evaluating the impact it will have to the Company’s consolidated financial statements.

Accounting for Variable Interest Entities
In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as SFAS No. 167, Amending FASB Interpretation No. 46(R), was adopted into Codification in December 2009 through the issuance of ASU 2009-17. The revised guidance amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

Revenue Recognition
In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, "Certain Revenue Arrangements That Include Software Elements" ("ASU No. 2009-14"). ASU No. 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality.  Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU No. 2009-13.  ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption and retrospective application are also permitted.  The company is currently evaluating the impact of adopting the provisions of ASU No. 2009-14.

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

The Company has exhausted its liquid cash resources.  The Company’s cash and cash equivalents, aggregating to $15,090 as of December 31, 2009, will not be sufficient to cover the current levels of operating expenses through the next twelve months. The Company has requested that the Majority Shareholder provide additional financing for the Company’s current operations.

Index

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

4.  Property and Equipment

Property and equipment consists of the following:

	December 31,
	2009	2008
Land	$510,000	$510,000
Leasehold improvements	17,842	17,842
Equipment and software	16,340	16,340
Furniture and fixtures	59,433	59,433
	603,615	603,615
Less accumulated depreciation	90,778	89,419
	$512,837	$514,196

Depreciation expense for the years ended December 31, 2009 and 2008 was $1,359 and $1,359, respectively.

5.  Commitments and Contingencies

Legal Proceedings

From time to time, the Company is party to business disputes arising in the normal course of its business operations.  The Company’s management believes that none of these actions, standing alone, or in the aggregate, is currently material to the Company’s operations or financial condition.

Employment Agreements

Pursuant to an Employment Agreement dated October 31, 2006 (the “Ciappenelli Employment Agreement”), effective November 1, 2006, Dr. Donald J. Ciappenelli became the Chief Executive Officer of the Company and was appointed as the Chairman of the Board of Directors of the Company.  Dr. Ciappenelli agreed to terminate his employment on May 22, 2009, and on November 2, 2009 he resigned as the Company’s Chairman of the Board.

Effective March 5, 2007, Dr. Howard Benjamin became the Company’s Vice President of Research and Development pursuant to an employment agreement executed March 16, 2007 (the “Benjamin Employment agreement”).  On December 8, 2008, Dr. Benjamin resigned from the Company with an effective date of January 2, 2009.

6.  Related Party Transactions

The Company owns real property in Broward County, Florida that was purchased from Bay Colony Associates, Ltd. (“Bay Colony”), an entity wholly-owned by the Majority Stockholder in exchange for a mortgage and note payable in the amount of $562,500.  The purchase price was based upon an independent third-party appraisal.  The long-term note and mortgage on the real property has been replaced twice with a new long term-note with principal of the same amount on March 17, 2006 and January 15, 2010.  The notes bear interest at the rate of 7% per annum.  Both principal and interest is due on the extended maturity date of January 8, 2011.

Index

The land is zoned light industrial and consists of approximately one and one-third acres.   The Company entered into a three year lease of the property with an unrelated party effective October 1, 2007.  The Company recognized  $43,400 and $26,550 in rental income under the lease for the years 2009 and 2008, respectively.  The Company has no plans to sell or develop the property.

The interest expense included in the accompanying financial statements relates to interest charged on the indebtedness due to the Majority Stockholder.

On June 15, 2009 the Company received a working capital loan from the Majority Shareholder in the amount of $25,000, and on September 1, 2009 the Company received a second working capital loan of $55,000.  Both loans are unsecured and evidenced by promissory notes which accrue interest at the prime rate.  Interest and principal are due in one lump sum on the maturity date of January 8, 2011.   Subsequent to December 31, 2009, the Company received two additional working capital loans.  On February 22, 2010 the Company received a working capital loan from the Majority Shareholder in the amount of $15,000, and on March 3, 2010 the Company received a second working capital loan of $130,000.  Both loans are unsecured and evidenced by promissory notes which accrue interest at the prime rate.  Interest and principal are due in one lump sum on the maturity date of January 8, 2011 for the $15,000 loan and January 8, 2012 for the $130,000 loan.

7.  Stock Based Compensation

Options may be granted to Company employees, directors and consultants under various stock option plans.  All options granted under the plans through December 31, 2007 have been at prices which have been equal to or greater than the fair market value of the Company’s common stock at the date of grant.  At December 31, 2009, the Company had reserved 10,047,500 shares of Class A common stock for possible future issuance under its stock option plans.

The Company recognizes compensation expense for the Company’s share-based payment awards on a straight-line basis using a separate vesting tranche for each stock option issued.  The Company determined the grant-date fair value of share-based payment awards using the Black-Scholes pricing model.

The Company granted no options to purchase shares of the Company’s Class A Common Stock during the years ended December 31, 2009 and 2008.  During the year ended December 31, 2009 and 2008, the Company recorded approximately ($52,000) and ($69,000), respectively, in compensation expense, related to the share-based payment awards.  The negative balance in the year ended December 31, 2008 was due to the forfeiture of 455,492 non-vested options totaling $233,820 of compensation expense) due to the resignation of Dr. Benjamin on December 8, 2008.  The negative balance in the year ended December 31, 2009 was due to the forfeiture of non-vested options totaling $51,728 of compensation expense due to the departure of Dr. Ciappenelli on May 22, 2009.

The fair value of stock based awards was estimated using the Black-Sholes model, on the date of grant with the following weighted average assumptions.

Dividend yield	0%	0%
Expected volatility	134%	134%
Risk free interest rate	4.56%	4.56%
Expected life	10 years	10 years

The Company’s computation of the expected volatility for the years ended December 31, 2009 and 2008 is based primarily upon historical volatility and the expected term of the option. The expected term is based on the historical exercise experience under the share-based plans of the underlying award and represents the period of time the share-

based awards are expected to be outstanding. The interest rate is based on the U.S. Treasury yield in effect at the time of grant for a period commensurate with the estimated expected life.

Index

Option activity under the Company’s plans is summarized below:

	2009			2008
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at beginning of year	3,055,596	$0.18	7.8	3,511,088	$0.26	8.7
Options granted	-	-	-	-	-	-
Options expired or forfeited	(3,003,096)	$0.14	7.0	(455,492)	$0.80	7.9
Outstanding at end of year	52,500	$3.00	.2	3,055,596	$0.18	7.8
Options exercisable at year-end	52,500	$3.00	.2	2,130,480	$0.26	7.8
Shares available for future grant	10,047,500			7,044,404

The following table summarizes information about stock options outstanding and exercisable at December 31, 2009:

Exercise Price	Options Outstanding	Weighted Average Remaining Life	Options Exercisable
$3.00	52,500	.2	52,500
	52,500		52,500

8.  Preferred Stock

The Certificate of Incorporation of the Company, as amended, authorizes the issuance of 25,000,000 shares of Preferred Stock, $.001 par value of which 2,500 shares have been designated as Series B 10% Cumulative Preferred Stock, $.001 par value, (the “Series B Preferred Stock”).  The Series B Preferred Stock is nonvoting and nonconvertible.  Dividends on the Series B Preferred Stock are cumulative and accrue at a rate of 10% per annum on the preferred stock’s stated value of $1,000 per share and must be paid before any dividends may be paid on any other class of common or preferred stock.  No other class of common or preferred stock may be redeemed or repurchased nor may the Series B Preferred Stock be altered or modified without the approval of the holders of the Series B Preferred Stock.  Effective November 15, 1999, the Company issued 2,170 shares of the Series B Preferred Stock to the Majority Shareholder in exchange for $2,170,000, which had previously been contributed to the Company.  At December 31, 2009 and 2008, respectively dividends of $2,236,500 and $2,019,500 were accumulated on the Series B Preferred Stock.  Such amount will be accrued and charged to retained earnings, if any, or additional paid-in capital when declared by the Company’s Board of Directors.

Index

9.  Class B Common Stock

The Company has 25,000 shares of Class B Common Stock outstanding.  Such shares are held by an affiliate of the Company’s Majority Stockholder and enable the holder to elect a majority of the Board of Directors of the Company; otherwise the Class B Common Stock is identical to the Company’s Class A Common Stock.

10.  Income Taxes

Significant components of the Company’s net deferred income taxes are as follows:

	For the Years ended December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$4,100,290	$3,935,533
Accruals	58,504	56,106
Stock –based compensation	151,480	170,945
Other	-	4,723
Deferred tax assets	4,314,909	4,167,307
Less valuation allowance	4,314,909	(4,167,307)
Net deferred tax assets	$–	$–

A reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate (benefit) follows:

	For the Years ended December 31,
	2009	2008
U.S. Federal Statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	3.63	3.63
Change in valuation allowance	(37.63)	(37.63)
	0.00%	0.00%

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more than likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment. After consideration of the evidence, both positive and negative, management has determined that a $4,314,909 valuation allowance at December 31, 2009 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $147,602. At December 31, 2009, the Company has available net operating loss carryforwards for federal income tax purposes of approximately $10,458,000 expiring at various times through 2027.

11.  Valuation and Qualifying Accounts

A summary of the activity in the Company’s valuation and qualifying accounts is as follows:

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-off’s	Other Changes	Balance at End of Period
Deferred tax asset valuation allowance

Year ended December 31, 2009	$4,167,307	147,602	-	-	$4,314,909
Year ended December 31, 2008	$3,605,424	561,883	-	-	$4,167,307

Index

12.  Subsequent Events

On February 22, 2010 the Company received a working capital loan from the Majority Shareholder in the amount of $15,000, and on March 3, 2010 the Company received a second working capital loan of $130,000.  Both loans are unsecured and evidenced by promissory notes which accrue interest at the prime rate.  Interest and principal are due in one lump sum on the maturity date of January 8, 2011 for the $15,000 loan and January 8, 2012 for the $130,000 loan.