Form 10-Q
period 2010-03-31
LEAP TECHNOLOGY INC / DE
filed 2010-05-12
CIK 110027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2010

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________

Commission File No. 0-5667

Le@P Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	65-0769296

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

5601 N. Dixie Hwy., Suite 411, Ft. Lauderdale, FL	33334
(Address of Principal Executive Offices)	(Zip code)

(954) 771-1772
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant has been required to submit and post such files?  Yes    ☐    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Class A Common Stock, par value $0.01 per share; 65,195,909 outstanding as of May 11, 2010
Class B Common Stock, par value $0.01 per share; 25,000 shares outstanding as of May 11, 2010

LE@P TECHNOLOGY, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2010	2009
Assets

Current assets:
Cash and cash equivalents	$114,385	$15,090
Accounts receivable	21,490	3,706
Prepaid expenses	17,167	7,845
Total current assets	153,042	26,641

Property and equipment, net	511,098	512,837

Other assets	5,199	19,185

Total assets	$669,339	$558,663

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(continued)
(Unaudited)

	March 31,	December 31,
	2010	2009

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued expenses	$14,480	$12,542
Accrued professional fees	81,625	55,250
Accrued compensation and related liabilities	322	5,460
Short-term notes payable to related party	657,500	-
Short-term accrued interest payable to related party	160,800	-
Total current liabilities	914,727	73,252

Long-term notes payable to related party	130,000	642,500

Long-term accrued interest payable to related party	137	150,449

Total liabilities	1,044,864	866,201

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $0.001 par value per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at March 31, 2010 and December 31, 2009.	2,170,000	2,170,000
Class A Common Stock, $0.01 par value 149,975,000 shares authorized and 65,280,759 shares issued at March 31, 2010 and December 31, 2009.	652,808	652,808
Class B Common Stock, $0.01 par value per share. Authorized, issued and outstanding 25,000 shares at March 31, 2010 and December 31, 2009.	250	250
Additional paid-in capital	35,981,387	35,981,387
Accumulated deficit	(39,130,510)	(39,062,523)
Treasury stock, at cost, 84,850 shares at March 31, 2010 and December 31, 2009.	(49,460)	(49,460)
Total stockholders’ deficiency	(375,525)	(307,538)
Total liabilities and stockholders’ deficiency	$669,339	$558,663

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2010		2009

Revenue		$-	$-

Expenses:
Salaries and benefits		12,302	98,263
Share based compensation expense(income)		-	(171,257)
Professional fees		30,128	43,412
General and administrative		25,871	44,956
Total expenses		68,301	15,374

Other income (expense):
Interest expense		(10,487)	(9,709)
Interest income		7	1,516
Rental income		10,794	10,800
Total other income (expense)		314	2,607

Loss before income taxes		(67,987)	(12,767)

Provision for income taxes		-	-

Net loss		(67,987)	(12,767)

Dividends undeclared on cumulative preferred stock		54,250	54,250

Net loss attributable to common stockholders		$(122,237)	$(67,017)

Basic and diluted net loss per share:
Net loss per common share	$	(0.00)	$(0.00)
Net loss attributable to common stockholders	$	(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding		65,220,909	65,220,909

See notes to condensed consolidated financial statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(67,987)	$(12,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	339	339
Loss on sale of asset	700	-
Share-based compensation expense (income)	-	(171,257)
Changes in operating assets and liabilities:
Accounts receivable	(17,784)	478
Prepaid expenses and other current assets	(9,322)	(33,552)
Other assets	13,986	-
Accounts payable and accrued expenses	1,938	5,882
Accrued interest payable to related party	10,488	9,709
Accrued compensation and related liabilities	(5,138)	12,763
Accrued professional fees	26,375	6,753
Net cash used in operating activities	(46,405)	(181,652)

Cash flows from investing activities:
Proceeds from sale of property and equipment	700	-
Net cash provided by investing activities	700	-

Cash flows from financing activities:
Proceeds from note payable-related party	145,000	-
Net cash provided by financing activities	145,000	-

Net decrease in cash and cash equivalents	99,295	(181,652)
Cash and cash equivalents at beginning of period	15,090	359,032
Cash and cash equivalents at end of period	$114,385	$177,380

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

Le@P Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2010
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

The Company has exhausted its liquid cash resources, and presently depends entirely upon loans from the Majority Shareholder to cover operating expenses for the remainder of this calendar year.

The Majority Shareholder has no commitment or obligation to provide any additional financing.  If the Majority Shareholder, in its discretion, provides such financing, there is no assurance that the Majority Shareholder will continue to do so in the future or regarding the terms of any such financing that the Majority Shareholder may elect to provide the Company.  The Company’s efforts to obtain financing may require significant costs and expenditures, and if the Company succeeds in obtaining financing, the financing terms could result in substantial dilution of existing equity positions and increased interest expense.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Le@P Technology, Inc. Annual Report on Form 10-K for the year ended December 31, 2009.

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

Recently Adopted Accounting Principles

ASU No. 2009-17, “Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” (“ASU 2009-17”)
ASU 2009-17 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s consolidated financial statements. The provisions of ASU 2009-17 became effective on January 1, 2010 and did not have a significant impact on the Company’s consolidated financial statements.

ASU No. 2010-06, “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”)
ASU 2010-06 amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, and requires reporting entities to disclose (1) the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (2) separate information about purchases, sales, issuance and settlements in the reconciliation of fair value measurements using significant unobservable inputs (Level 3).  ASU 2010-06 also requires reporting entities to provide fair value measurement disclosures for each class of assets and liabilities and disclose the inputs and valuation techniques for fair value measurements that fall within Levels 2 and 3 of the fair value hierarchy.  These disclosures and clarification are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The provisions of ASU 2010-06 became effective on January 1, 2010 and did not have a significant impact on the Company’s consolidated financial statements.

ASU No. 2010-09, “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”)
ASU 2010-09 amends ASC Subtopic 855-10, “Subsequent Events – Overall” (“ASC 855-10”) and requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued but removed the requirement to disclose this date in the notes to the entity’s financial statements. The amendments are effective upon issuance of the final update and accordingly, the Company has adopted the provisions of ASU 2010-09 during the quarter ended March 31, 2010. The adoption of these provisions did not have a significant impact on the Company’s consolidated financial statements.

ASU No. 2009-16, “Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets.”  (“ASU 2009-16”)
ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASU 2009-16 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The provisions of ASU 2009-16 became effective on January 1, 2010 and did not have a significant impact on the Company’s consolidated financial statements.

Recent Accounting Standards

ASU No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements (A Consensus of the FASB Emerging Issues Task Force)” (“ASU 2009-13”)
ASU 2009-13 requires the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company is currently evaluating the impact that this standard update will have on its consolidated financial statements.

ASU No. 2009-14, “Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements (A Consensus of the FASB Emerging Issues Task Force)” (“ASU 2009-14”)
ASU 2009-14 requires tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company does not expect that this standard update will have a significant impact on its consolidated financial statements.

ASU No. 2010-11, “Derivatives and Hedging (Topic 815) - Scope Exception Related to Embedded Credit Derivatives.” (“ASU 2010-11”)
 ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

ASU 2010-13, "Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades." (“ASU 2010-13”)
ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

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

On June 15, 2009, September 1, 2009, February 22, 2010 and March 3, 2010 the Company received working capital loans from the Majority Shareholder in the amounts of $25,000, $55,000, $15,000 and $130,000, respectively.  The loans are unsecured and evidenced by promissory notes which accrue interest at the prime rate.  Interest and principal are due in one lump sum on the maturity date of January 8, 2011, with the exception of the $130,000 loan which is due as to both principal and interest on January 8, 2012.   These debts and accrued interest are classified as short-term debt on the consolidated financial statements as of March 31, 2010 with the exception of the $130,000 loan which is classified as long-term.

4.	Financial Instruments and Fair Values

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

Liquidity and Cash Requirements

The Company has exhausted its liquid cash resources.  The Company’s cash and cash equivalents, aggregating to approximately $114,000 as of March 31, 2010, will not be sufficient to cover the current levels of operating expenses for the rest of 2010.  Therefore, the Company entirely depends upon continued working capital advances from its Majority Shareholder.  The Company’s condensed consolidated financial statements for the three months ended March 31, 2010 have been prepared on a going-concern basis, which contemplates the realization of assets and liabilities in the normal course of business.  The Company’s audited financial statements as of December 31, 2009 included a “going concern” qualification, and the Company anticipates that this going concern qualification will continue to apply to the Company.  The Company is continuing to pursue additional funding or investment, and will also actively seek to further reduce operating expenses.

Because the Company exhausted its cash resources in 2009, and does not have any active business operations (and is not pursuing any acquisition or investment opportunities) to generate cash flow to fund its operations, the Company will need to raise additional cash or cease operations and liquidate.  There can be no assurance that the Company will be successful in raising additional cash or avoiding a liquidation.  The worldwide markets for debt and equity remain unfavorable and depressed, which has complicated and continues to hinder the Company’s efforts to obtain financing.  The Company has requested that the Majority Shareholder provide additional financing for the Company’s current operations.  The Majority Shareholder has no commitment or obligation to provide any additional financing, and the Company does not anticipate that the Majority Shareholder will provide additional financing other than discretionary advances providing working capital in amounts adequate to fund the Company’s operating expenses only for a short time (e.g. the $25,000 advance on June 15, 2009, $55,000 advance on September 1, 2009, $15,000 advance on February 22, 2010 and $130,000 advance on March 3, 2010).  If the Majority Shareholder, in its discretion, provides such financing, there is no assurance that the Majority Shareholder will continue to do so in the future or regarding the terms of any such financing that the Majority Shareholder may elect to provide to the Company.  The Company’s efforts to obtain financing may require significant costs and expenditures, and if the Company succeeds in obtaining financing, the financing terms could result in substantial dilution of existing equity positions and increased interest expense.  If the Company is unable to obtain additional financing, including if the Majority Shareholder declines to provide additional working capital loans, the Company may be forced to liquidate.

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

Financial Condition at March 31, 2010 Compared to December 31, 2009

The Company’s total assets increased from approximately $559,000 at the end of 2009 to approximately $669,000 at March 31, 2010, primarily reflecting the increase in cash from the working capital loan from the Majority Shareholder.

The Company’s total liabilities increased from approximately $866,000 at the end of 2009 to approximately $1,045,000 at March 31, 2010, primarily due to the Company’s incurring liabilities under short and long-term notes payable to a related party of $15,000 and $130,000, and an increase in interest payable to related party (classified as short-term for the current year).

Comparison of Results of Operations for the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

The Company’s net operating loss increased from approximately $13,000 for the three months ended March 31, 2009 to approximately $68,000 for the three months ended March 31, 2010.  The variance primarily reflects the decrease in stock based compensation of approximately $171,000 in the three months ended March 31, 2009, as a result of the termination of the Vice President on January 2, 2009.  This variance was offset by a decrease in salaries and benefits of approximately $86,000, a decrease in professional fees of approximately $13,000 and a decrease in general and administrative expenses of approximately $19,000 in the three months ended March 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).   As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of the Company’s Acting Principal Executive Officer and Acting Principal Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2010, the end of the period covered by this report.  Based on that review and evaluation, the Acting Principal Executive Officer and Acting Principal Financial Officer, along with the management of the Company, have determined that as of March 31, 2010, the disclosure controls and procedures are effective.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of equity securities during the quarter ending March 31, 2010.

Item 3.	Defaults Upon Senior Security Notes

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K
10.37	Promissory note dated February 22, 2010, in the principal amount of $15,000 issued to the M. Lee Pearce Living Trust.*
10.38	Promissory note dated March 3, 2010, in the principal amount of $130,000 issued to the M. Lee Pearce Living Trust.*
31.1	Certification of Acting Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Acting Principal Executive Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Acting Principal Financial Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.*
* Filed herewith

(a)	Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LE@P TECHNOLOGY, INC.

Dated: May 11, 2010	By:	/s/ Timothy Lincoln
Timothy Lincoln
Acting Principal Executive Officer

	By:	/s/ Mary E. Thomas
Mary E. Thomas
Acting Principal Financial Officer

Exhibit Index

Exhibit	Description
10.37	Promissory Note dated February 22, 2010, in the principal amount of $15,000 issued to the M. Lee Pearce Living Trust.
10.38	Promissory Note dated March 3, 2010, in the principal amount of $130,000 issued to the M. Lee Pearce Living Trust.
31.1	Certification of Acting Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Acting Principal Executive Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Acting Principal Financial Officer relating to Periodic Financial Report pursuant to 18 U.S.C. Section 1350.