Form 10-Q
period 2010-06-30
LEAP TECHNOLOGY INC / DE
filed 2010-08-06
CIK 110027

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant has been required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Class A Common Stock, par value $0.01 per share; 65,195,909 outstanding as of August 5, 2010
Class B Common Stock, par value $0.01 per share; 25,000 shares outstanding as of August 5, 2010

LE@P TECHNOLOGY, INC. AND SUBSIDIARIES

PART I.             FINANCIAL INFORMATION

Item 1.       Financial Statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$34,847	$15,090
Accounts receivable	-	3,706
Prepaid expenses	13,311	7,845
Total current assets	48,158	26,641

Property and equipment, net	510,000	512,837

Other assets	-	19,185

Total assets	$558,158	$558,663

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(continued)
(Unaudited)

	June 30,	December 31,
	2010	2009

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued expenses	$11,759	$12,542
Accrued professional fees	44,250	55,250
Accrued compensation and related liabilities	8,218	5,460
Short-term notes payable to related party	657,500	-
Short-term accrued interest payable to related party	171,891	-
Total current liabilities	893,618	73,252

Long-term notes payable to related party	130,000	642,500

Long-term accrued interest payable to related party	582	150,449

Total liabilities	1,024,200	866,201

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $0.001 par value per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at June 30, 2010 and December 31, 2009.	2,170,000	2,170,000
Class A Common Stock, $0.01 par value 149,975,000 shares authorized and 65,280,759 shares issued at June 30, 2010 and December 31, 2009.	652,808	652,808
Class B Common Stock, $0.01 par value per share. Authorized, issued and outstanding 25,000 shares at June 30, 2010 and December 31, 2009.	250	250
Additional paid-in capital	35,981,387	35,981,387
Accumulated deficit	(39,221,027)	(39,062,523)
Treasury stock, at cost, 84,850 shares at June 30, 2010 and December 31, 2009.	(49,460)	(49,460)
Total stockholders’ deficiency	(466,042)	(307,538)
Total liabilities and stockholders’ deficiency	$558,158	$558,663

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009

Revenue		$-		$-		$-		$-

Expenses:
Salaries and benefits		10,369		63,153		22,671		161,416
Share based compensation expense(income)		-		(57,680)		-		(228,937)
Professional fees		27,143		29,696		57,270		73,109
General and administrative		33,965		45,907		59,836		90,862
Total expenses		71,477		81,076		139,777		96,450

Other income (expense):
Interest expense		(11,537)		(9,850)		(22,025)		(19,559)
Interest income		-		171		7		1,687
Rental income		(7,503)		10,800		3,291		21,600
Total other income (expense)		(19,040		1,121		(18,727)		3,728

Loss before income taxes		(90,517)		(79,955)		(158,504)		(92,722)

Provision for income taxes		-		-		-		-

Net loss		(90,517)		(79,955)		(158,504)		(92,722)

Dividends undeclared on cumulative preferred stock		54,250		54,250		108,500		108,500

Net loss attributable to common stockholders		$(144,767)		$(134,205)		$(267,004)		$(201,222)

Basic and diluted net loss per share:
Net loss per common share	$	(0.00)		$(0.00)	$	(0.00)	$	(0.00)
Net loss attributable to common stockholders	$	(0.00)	$	(0.00)	$	(0.00)	$	(0.00)

Basic and diluted weighted average shares outstanding		65,220,909		65,220,909		65,220,909		65,220,909

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(158,504)	$(92,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	340	679
Loss on sale of asset	1,798	-
Share-based compensation expense (income)	-	(228,937)
Changes in operating assets and liabilities:
Accounts receivable	3,705	478
Prepaid expenses and other current assets	(5,466)	(14,024)
Other assets	19,185	-
Accounts payable and accrued expenses	(783)	5,598
Accrued interest payable to related party	22,025	19,559
Accrued compensation and related liabilities	2,757	(19,551)
Accrued professional fees	(11,000)	(21,954)
Net cash used in operating activities	(125,943)	(350,874)

Cash flows from investing activities:
Proceeds from sale of property and equipment	700	-
Net cash provided by investing activities	700	-

Cash flows from financing activities:
Proceeds from note payable-related party	145,000	25,000
Net cash provided by financing activities	145,000	25,000

Net increase(decrease) in cash and cash equivalents	19,757	(325,874)
Cash and cash equivalents at beginning of period	15,090	359,032
Cash and cash equivalents at end of period	$34,847	$33,158

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

Le@P Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2010
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

The only significant asset of the Company is its ownership of certain land in Broward County, Florida.  The land is zoned light industrial and consists of approximately one and one-third acres.  The tenant lease on the land has expired and the Company has no immediate prospects for replacing the tenant.

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

2.         Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

In June 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which changes various aspects of accounting for and disclosures of interests in variable interest entities. ASU 2009-17 is effective for interim and annual periods beginning after November 15, 2009. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on accounting for transfers of financial assets.  This guidance was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets.  This guidance is effective for fiscal years and interim periods beginning after November 15, 2009.  The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, “Compensation — Stock Compensation (Topic 718) — Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.”  ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements (A Consensus of the FASB Emerging Issues Task Force)”. ASU 2009-14 requires tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company does not expect that this standard update will have a significant impact on its consolidated financial statements.

In September 2009, the FASB issued certain amendments as codified in ASC Topic 605-25, “Revenue Recognition; Multiple-Element Arrangements.”  These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The Company will adopt the provisions of these amendments in its fiscal year 2011 and is currently evaluating the impact of these amendments to its consolidated financial statements.

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

On June 15, 2009, September 1, 2009, February 22, 2010 and March 3, 2010 the Company received working capital loans from the Majority Shareholder in the amounts of $25,000, $55,000, $15,000 and $130,000, respectively.  The loans are unsecured and evidenced by promissory notes which accrue interest at the prime rate.  Interest and principal are due in one lump sum on the maturity date of January 8, 2011, with the exception of the $130,000 loan which is due as to both principal and interest on January 8, 2012.   These debts and accrued interest are classified as short-term debt on the consolidated financial statements as of June 30, 2010 with the exception of the $130,000 loan which is classified as long-term.

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

Liquidity and Cash Requirements

The Company has exhausted its liquid cash resources.  The Company’s cash and cash equivalents, aggregating to approximately $35,000 as of June 30, 2010, will not be sufficient to cover the current levels of operating expenses for the rest of 2010.  The Company’s lease of its real property to a tenant has expired and the Company does not expect to obtain a new tenant in the short term future.  Therefore, the Company entirely depends upon continued working capital advances from its Majority Shareholder.  The Company’s condensed consolidated financial statements for the six months ended June 30, 2010 have been prepared on a going-concern basis, which contemplates the realization of assets and liabilities in the normal course of business.  The Company’s audited financial statements as of December 31, 2009 included a “going concern” qualification, and the Company anticipates that this going concern qualification will continue to apply to the Company.  The Company is continuing to pursue additional funding or investment, and will also actively seek to further reduce operating expenses.

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

Financial Condition at June 30, 2010 Compared to December 31, 2009

The Company’s total assets decreased from approximately $559,000 at the end of 2009 to approximately $558,000 at June 30, 2010, primarily reflecting the increase in cash from the working capital loan from the Majority Shareholder offset by the reduction in accounts receivable and the refund of a deposit.

The Company’s total liabilities increased from approximately $866,000 at the end of 2009 to approximately $1,024,000 at June 30, 2010, primarily due to the Company’s incurring liabilities under short and long-term notes payable to a related party of $15,000 and $130,000, and an increase in interest payable to related party (classified as short-term for the current year).

Comparison of Results of Operations for the Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009

The Company’s net operating loss increased from approximately $80,000 for the three months ended June 30, 2009 to approximately $91,000 for the three months ended June 30, 2010.  The variance primarily reflects the write-off of approximately $5,600 for an uncollectable deposit and approximately $7,500 for uncollectable rental income relating to the loss of the Company’s tenant on its real estate.

Comparison of Results of Operations for the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009

The Company’s net operating loss increased from approximately $93,000 for the six months ended June 30, 2009 to approximately $159,000 for the six months ended June 30, 2010.  The variance primarily reflects the decrease of salaries of approximately $139,000 in 2010 offset by an adjustment to share based compensation expense in 2009 of approximately $229,000.  In addition, the Company had decreased rental income in 2010 of approximately $18,000 relating to the loss of the Company’s tenant on its real estate.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).   As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of the Company’s Acting Principal Executive Officer and Acting Principal Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2010, the end of the period covered by this report.  Based on that review and evaluation, the Acting Principal Executive Officer and Acting Principal Financial Officer, along with the management of the Company, have determined that as of June 30, 2010, the disclosure controls and procedures are effective.

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

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of equity securities during the quarter ending June 30, 2010.

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

LE@P TECHNOLOGY, INC.

Dated: August 6, 2010	By:	/s/ Timothy C. Lincoln
Timothy C. Lincoln
Acting Principal Executive Officer

	By:	/s/ Mary E. Thomas
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