Form 10-Q
period 2010-09-30
LEAP TECHNOLOGY INC / DE
filed 2010-11-10
CIK 110027

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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
Yes ☐ No ☑
Class A Common Stock, par value $0.01 per share; 65,195,909 outstanding as of November 9, 2010
Class B Common Stock, par value $0.01 per share; 25,000 shares outstanding as of November 9, 2010

LE@P TECHNOLOGY, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$59,207	$15,090
Accounts receivable	-	3,706
Prepaid expenses	8,382	7,845
Total current assets	67,589	26,641

Property and equipment, net	510,000	512,837

Other assets	-	19,185

Total assets	$577,589	$558,663

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(continued)
(Unaudited)

	September 30,	December 31,
	2010	2009

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued expenses	$17,923	$12,542
Accrued professional fees	53,887	55,250
Accrued compensation and related liabilities	11,693	5,460
Short-term notes payable to related party	657,500	-
Short-term accrued interest payable to related party	182,932	-
Total current liabilities	923,935	73,252

Long-term notes payable to related party	190,000	642,500

Long-term accrued interest payable to related party	1,180	150,449

Total liabilities	1,115,115	866,201

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $0.001 par value per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at September 30, 2010 and December 31, 2009.	2,170,000	2,170,000
Class A Common Stock, $0.01 par value 149,975,000 shares authorized and 65,280,759 shares issued at September 30, 2010 and December 31, 2009.	652,808	652,808
Class B Common Stock, $0.01 par value per share. Authorized, issued and outstanding 25,000 shares at September 30, 2010 and December 31, 2009.	250	250
Additional paid-in capital	35,981,387	35,981,387
Accumulated deficit	(39,292,511)	(39,062,523)
Treasury stock, at cost, 84,850 shares at September 30, 2010 and December 31, 2009.	(49,460)	(49,460)
Total stockholders’ deficiency	(537,526)	(307,538)
Total liabilities and stockholders’ deficiency	$577,589	$558,663

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009

Revenue		$-		$-		$-		$-

Expenses:
Salaries and benefits		12,341		10,929		35,012		172,345
Share based compensation expense(income)		-		177,209		-		(51,728)
Professional fees		25,376		24,111		82,646		97,218
General and administrative		22,129		30,511		81,965		121,351
Total expenses		59,846		242,760		199,623		339,186

Other income (expense):
Interest expense		(11,638)		(10,276)		(33,663)		(29,835)
Interest income		-		51		7		1,714
Rental income		-		10,800		3,291		32,400
Total other income (expense)		(11,638)		575		(30,365)		4,279

Loss before income taxes		(71,484)		(242,185)		(229,988)		(334,907)

Provision for income taxes		-		-		-		-

Net loss		(71,484)		(242,185)		(229,988)		(334,907)

Dividends undeclared on cumulative preferred stock		54,250		54,250		162,750		162,750

Net loss attributable to common stockholders		$(125,734)		$(296,435)		$(392,738)		$(497,657)

Basic and diluted net loss per share:
Net loss per common share	$	(0.00)		$(0.00)	$	(0.00)	$	(0.01)
Net loss attributable to common stockholders	$	(0.00)	$	(0.00)	$	(0.00)	$	(0.01)

Basic and diluted weighted average shares outstanding		65,220,909		65,220,909		65,220,909		65,220,909

See notes to condensed consolidated financial statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(229,988)	$(334,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	340	1,019
Loss on sale of asset	1,798	-
Share-based compensation expense (income)	-	(51,728)
Changes in operating assets and liabilities:
Accounts receivable	3,705	478
Prepaid expenses and other current assets	(537)	1,268
Other assets	19,185	-
Accounts payable and accrued expenses	5,381	6,910
Accrued interest payable to related party	33,663	29,836
Accrued compensation and related liabilities	6,233	(25,102)
Accrued professional fees	(1,363)	(11,204)
Net cash used in operating activities	(161,583)	(384,430)

Cash flows from investing activities:
Proceeds from sale of property and equipment	700	-
Net cash provided by investing activities	700	-

Cash flows from financing activities:
Proceeds from note payable-related party	205,000	80,000
Net cash provided by financing activities	205,000	80,000

Net increase(decrease) in cash and cash equivalents	44,117	(303,430)
Cash and cash equivalents at beginning of period	15,090	359,032
Cash and cash equivalents at end of period	$59,207	$55,602

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

Le@P Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2010
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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included.  Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Recently Adopted Accounting Pronouncements

In May 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-19, “Multiple Foreign Currency Exchange Rates (Topic 830)”. The amendments in this Update are effective for reported balances in an entity’s financial statements that differ from their underlying U.S. dollar denominated values occurring in the first interim or annual period ending on or after March 15, 2010. The amendments are to be applied retrospectively. The Company adopted these amendments in 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-18, “Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset.”  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The Company adopted these amendments in the third quarter of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition—Milestone Method”, which  provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010 with prospective application.  Early adoption is permitted with specific provisions.  The Company adopted these amendments in the third quarter of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.”  ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The Company adopted these amendments in the third quarter of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements (A Consensus of the FASB Emerging Issues Task Force)”. ASU 2009-14 requires tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued ASU 2009-13 (Topic 605-25), “Revenue Recognition; Multiple-Element Arrangements.”  These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The Company adopted these amendments in the third quarter of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

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

On June 15, 2009, September 1, 2009, February 22, 2010, March 3, 2010 and September 1, 2010 the Company received working capital loans from the Majority Shareholder in the amounts of $25,000, $55,000, $15,000, $130,000 and $60,000, respectively.  The loans are unsecured and evidenced by promissory notes which accrue interest at the prime rate.  Interest and principal are due in one lump sum on the maturity date of January 8, 2011, with the exception of the $130,000 and $60,000 loans which are due as to both principal and interest on January 8, 2012.   These debts and accrued interest are classified as short-term debt on the consolidated financial statements as of September 30, 2010 with the exception of the $130,000 and $60,000 loans which are classified as long-term.

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

Liquidity and Cash Requirements

The Company has exhausted its liquid cash resources.  The Company’s cash and cash equivalents, aggregating to approximately $59,000 as of September 30, 2010, may not be sufficient to cover the current levels of operating expenses for the rest of 2010.  The Company’s lease of its real property to a tenant has expired and the Company does not expect to obtain a new tenant in the short term future.  Therefore, the Company entirely depends upon continued working capital advances from its Majority Shareholder.  The Company’s condensed consolidated financial statements for the nine months ended September 30, 2010 have been prepared on a going-concern basis, which contemplates the realization of assets and liabilities in the normal course of business.  The Company’s audited financial statements as of December 31, 2009 included a “going concern” qualification, and the Company anticipates that this going concern qualification will continue to apply to the Company.  The Company is continuing to pursue additional funding or investment, and will also actively seek to further reduce operating expenses.

Because the Company exhausted its cash resources in 2009, and does not have any active business operations (and is not pursuing any acquisition or investment opportunities) to generate cash flow to fund its operations, the Company will need to raise additional cash or cease operations and liquidate.  There can be no assurance that the Company will be successful in raising additional cash or avoiding a liquidation.  The worldwide markets for debt and equity remain unfavorable and depressed, which has complicated and continues to hinder the Company’s efforts to obtain financing.  The Company has requested that the Majority Shareholder provide additional financing for the Company’s current operations.  The Majority Shareholder has no commitment or obligation to provide any additional financing, and the Company does not anticipate that the Majority Shareholder will provide additional financing other than discretionary advances providing working capital in amounts adequate to fund the Company’s operating expenses only for a short time (e.g. the $25,000 advance on June 15, 2009, $55,000 advance on September 1, 2009, $15,000 advance on February 22, 2010, $130,000 advance on March 3, 2010, and a $60,000 advance on September 1, 2010).  If the Majority Shareholder, in its discretion, provides such financing, there is no assurance that the Majority Shareholder will continue to do so in the future or regarding the terms of any such financing that the Majority Shareholder may elect to provide to the Company.  The Company’s efforts to obtain financing may require significant costs and expenditures, and if the Company succeeds in obtaining financing, the financing terms could result in substantial dilution of existing equity positions and increased interest expense.  If the Company is unable to obtain additional financing, including if the Majority Shareholder declines to provide additional working capital loans, the Company may be forced to liquidate.

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

Financial Condition at September 30, 2010 Compared to December 31, 2009

The Company’s total assets increased from approximately $559,000 at the end of 2009 to approximately $578,000 at September 30, 2010, primarily reflecting the increase in cash from receipt of the $60,000 working capital loan from the Majority Shareholder on September 1, 2010, partially offset by the reduction in accounts receivable and the refund of a deposit.

The Company’s total liabilities increased from approximately $866,000 at the end of 2009 to approximately $1,115,000 at September 30, 2010, primarily reflecting the Company’s borrowing from the Majority Shareholder liabilities under short and long-term notes payable of $15,000, $130,000 and $60,000, and an increase in interest payable to the Majority Shareholder (most of which is classified as short-term for the current year).

The Company’s working capital deficit increased from ($46,611) at the end of 2009 to ($856,356) at September 30, 2010, primarily reflecting the reclassification from long term to short term  debt and accrued interest owing to the Majority Shareholder.

Comparison of Results of Operations for the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009

The Company’s net operating loss decreased from approximately $242,000 for the three months ended September 30, 2009 to approximately $71,000 for the three months ended September 30, 2010.  The variance primarily reflects the departure of the Company’s Chief Executive Officer (and share based compensation expense relating to him), which departure occurred in July of 2009.

Comparison of Results of Operations for the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009

The Company’s net operating loss decreased from approximately $335,000 for the nine months ended September 30, 2009 to approximately $230,000 for the nine months ended September 30, 2010.  The variance primarily reflects the decrease of salaries and benefits of approximately $137,000 in 2010 offset by net adjustments to share based compensation expense in 2009 of approximately $52,000.  In addition, the Company had decreased rental income in 2010 of approximately $29,000 relating to the loss of the Company’s tenant on its real estate.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).   As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of the Company’s Acting Principal Executive Officer and Acting Principal Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2010, the end of the period covered by this report.  Based on that review and evaluation, the Acting Principal Executive Officer and Acting Principal Financial Officer, along with the management of the Company, have determined that as of September 30, 2010, the disclosure controls and procedures are effective.

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

The Company did not have any unregistered sales of equity securities during the quarter ending September 30, 2010.

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

LE@P TECHNOLOGY, INC.

Dated: November 9, 2010	By:	/s/ Timothy C. Lincoln
Timothy C. Lincoln
Acting Principal Executive Officer

	By:	/s/ Mary E. Thomas
Mary E. Thomas
Acting Principal Financial Officer

Exhibit Index

Exhibit	Description

31.1	Certification of Acting Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Acting Principal Executive Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Acting Principal Financial Officer relating to Periodic Financial Report pursuant to 18 U.S.C. Section 1350.