Form 10-K
period 2010-12-31
LEAP TECHNOLOGY INC / DE
filed 2011-03-31
CIK 110027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-K
(Mark One)
☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☐

Indicate by check mark if  disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Check one:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $110,474.  Reference is made to the response to Item 5 of this Annual Report.

The number of shares of Class A Common Stock of the issuer outstanding as of March 30, 2011 was 65,195,909.  The number of shares of Class B Common Stock of the issuer outstanding as of March 30, 2011 was 25,000.

The number of shares of Series B Preferred Stock of the issuer and outstanding as of March 30, 2011 was 2,170.

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

Certain portions of the issuer’s Proxy Statement for its 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, which will be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

Le@P Technology, Inc.

FORM 10-K INDEX

SIGNATURES
EX-31.1 – CERTIFICATION
EX-32.1 - CERTIFICATION

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

History of Le@P Technology, Inc.

The Company was organized in March 1997 under the laws of the State of Delaware under the name “Seal Holdings Corporation”.  In June 1997, the Company effected a reincorporation merger pursuant to which Seal Fleet, Inc., a Nevada corporation with securities registered under Section 12(g) of the Securities Exchange Act of 1934 and the predecessor to the Company (“Seal Fleet”), was merged into the Company.  Seal Fleet was originally incorporated in November 1969 under the name “First National Corporation”.  On April 2, 1999 the Company changed its name to “OH, Inc.” and on July 5, 2000, again changed its name to “Le@P Technology, Inc.”  When used in this report, the terms “Le@P” and the “Company” refer to Le@P Technology, Inc., its predecessors described above and their respective subsidiaries.

Recent Development of Business

The Company’s lease of its Real Property (defined below) to a tenant has expired and, consequently, the Company currently has no revenue-producing activities or business operations.  The prevailing environment in the U.S. economy and credit markets have not allowed the Company to obtain the financing required to consummate an acquisition, and on May 22, 2009, the Company’s Board of Directors (the “Board”) determined to cease for the foreseeable future investigating or seeking to consummate further investment and acquisition opportunities.

Notwithstanding this, the Company may from time to time consider investment or acquisition opportunities which otherwise come to the attention of the Board or its acting officers.  The ability of the Company to pursue or ultimately consummate any such investment or acquisition opportunities is and will be dependent upon, among other things, its ability to obtain financing for such activities.

Employees

Le@P currently has one part-time employee, whose employment is terminable at will.

ITEM 1A.	RISK FACTORS.

As a “smaller reporting company,” as defined by SEC regulations promulgated under the Securities Exchange Act of 1934, the Company is not required to provide the information required by this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

As a “smaller reporting company,” as defined by SEC regulations promulgated under the Securities Exchange Act of 1934, the Company is not required to provide the information required by this item.

ITEM 2.	PROPERTIES

Le@P is leasing corporate offices located in Ft. Lauderdale, Florida from an unrelated party.  The lease was effective April 1, 2010, and provides for a term of one year and monthly rental payments of approximately $4,400.  The lease provides for automatic renewal of successive one-year terms unless either party provides at least 30 days’ prior written notice to the other of its intent to terminate the lease upon expiration of the then-current term.

Investment in Real Property

Parkson Property LLC (“Parkson”), a wholly-owned subsidiary of the Company, owns real property in Broward County, Florida (the “Real Property”).  Parkson purchased the Real Property on September 28, 2001 from Bay Colony Associates, Ltd. (“Bay Colony”), an entity wholly-owned by the Company’s majority stockholder, M. Lee Pearce, M.D. (the “Majority Stockholder”) in exchange for a five-year note and mortgage in the amount of $712,000.  The purchase price was based upon an independent third-party appraisal.  The long-term note and mortgage on the Real Property was replaced with a new long-term note with principal in the amount of $562,500, first on March 17, 2006, then on October 24, 2007, then on January 15, 2010, and then again on January 31, 2011 (the “2011 Parkson Replacement Note”).  The 2011 Parkson Replacement Note bears interest at the rate of 7% per annum.  Both principal and interest (in the total amount of $752,147.26 at maturity, which amount substantially exceeds the value of the Real Property) are due on the note’s maturity date of January 8, 2012.

Index

The Real Property is zoned light industrial and consists of approximately one and one-third acres.  The Company had leased the property to unrelated parties and recognized $3,291 and $43,400 in rental income under the leases for the years 2010 and 2009, respectively.  The Company’s lease of its Real Property to a tenant has expired and the Company does not expect to obtain a new tenant in the short-term future.

The Company does not have the funds necessary to pay the amount due upon maturity of the 2011 Parkson Replacement Note, and the Company anticipates that the value of the Real Property will continue to be substantially lower than the amount due under the 2011 Parkson Replacement Note until and through its maturity.  Moreover, there is no assurance that the 2011 Parkson Replacement Note will be refinanced or the terms of any refinance, if any refinance occurs, at or before maturity.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company is party to business disputes arising in the normal course of its business operations.  The Company’s management believes that none of these actions, standing alone, or in the aggregate, is currently material to the Company’s operations or financial condition.

As of December 31, 2010, the Company is not involved in any material claims or lawsuits.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A Common Stock (the “Delisted Stock”) was previously quoted on the OTC Bulletin Board (“OTCBB”), under the symbol LPTC until February 23, 2011, at which time the Delisted Stock was delisted due to a lack of market makers participating in the market for the Delisted Stock.  The following table sets forth the range of high and low bid prices per share of the Company’s Class A Common Stock for each of the quarters during the years ended December 31, 2009 and 2010, as reported on the OTCBB system.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

PRICE PERIOD	HIGH	LOW

2009
First Quarter	$.00	$.00
Second Quarter	.15	.03
Third Quarter	.04	.04
Fourth Quarter	.04	.03

2010
First Quarter	$.04	$.02
Second Quarter	.02	.02
Third Quarter	.02	.00
Fourth Quarter	.00	.00

There is no public market for the Class B Common Stock or the Series B Preferred Stock, all of which are owned by entities beneficially owned by the Majority Stockholder.

Index

Holders

Based on the Company’s registrar and transfer agent, the Company had 623 holders of Class A Common Stock of record as of March 30, 2011.

Based on the Company’s registrar and transfer agent, the Company had one holder of Class B Common Stock of record as of March 30, 2011.  Based on the Company’s registrar and transfer agent, the Company had one holder of Series B Preferred Stock of record as of March 30, 2011.

Dividends

The Company did not pay dividends on its common stock in fiscal 2010 or fiscal 2009, and has no present plans or intention to pay dividends in the future.  The payment of cash dividends is a matter within the discretion of the Board, and will depend upon the Company’s earnings, cash on hand, financial requirements and other relevant factors.  Payments of dividends on the Company’s Class A Common Stock may only be paid after the payment of current and accumulated dividends on the Company’s Series B Preferred Stock.  As of December 31, 2010, dividends of $2,453,500 were accumulated and unpaid on the Series B Preferred Stock.

Equity Compensation Plan Information

The following table sets forth summary information regarding options granted and outstanding under equity compensation plans previously approved and not previously approved by the Company’s stockholders.  As of December 31, 2010, there were no outstanding or exercisable options, warrants, or rights to purchase shares of the Company’s Class A Common Stock.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	-0-	n/a	10,100,000
Equity compensation plans not approved by security holders	-	-	-
TOTAL	-0-	n/a	10,100,000

Unregistered Sales and Repurchases by the Company

During the year ended December 31, 2010, there were no equity securities issued or sold by the Company that were not registered under the Securities Act of 1933, as amended.  During the fourth quarter of 2010, there were no repurchases of securities by the Company.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined by SEC regulations promulgated under the Securities Exchange Act of 1934, the Company is not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Index

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated financial statements and related notes contained in Item 8 of this report Form 10-K:

Business Strategy

On November 1, 2006, the Company appointed Dr. Donald J. Ciappenelli as the Chief Executive Officer of the Company and Chairman of its Board of Directors.  In the latter part of 2006 and throughout 2007, 2008, and through May 2009, the Company vigorously attempted to pursue its strategy of acquiring and commercializing synergistic technologies to develop advanced products, and decided to open an office in Massachusetts to maximize the Company’s opportunities to find and develop new technologies and start-up companies that fit its business model for rapid growth in important markets.   The current and prevailing environment in the U.S. economy and credit markets did not allow the Company to obtain the financing required to consummate an acquisition, and on May 22, 2009, the Board of Directors determined to cease for the foreseeable future investigating or seeking to consummate further investment and acquisition opportunities, and Dr. Ciappenelli agreed to terminate his employment as the Company’s Chief Executive Officer.  On November 2, 2009, he resigned as the Company’s Chairman of the Board.

Notwithstanding the cessation of its activities in pursuing and seeking to consummate acquisition or investment opportunities, the Company may from time to time consider investment or acquisition opportunities which otherwise come to the attention of the Board or its acting officers.  The ability of the Company to pursue and ultimately consummate any such investment or acquisition opportunities will be dependent upon, among other things, the Company’s ability to obtain financing for such activities.

Competition

The Company would face a highly competitive, rapidly evolving business environment if the Company were to resume its attempts to seek, identify and capitalize upon acquisition or investment opportunities.  Competitors include a wide variety of venture capital, private equity, mutual funds, private investors, and other organizations, many with access to public capital and greater financial and technical resources than the Company.

Company Liquidity and Cash Requirements

The Company has practically exhausted its liquid cash resources.  The Company’s cash and cash equivalents, in the aggregate amount of  $2,448 as of December 31, 2010 ($49,456 as of March 30, 2011), will not be sufficient to cover the current levels of operating expenses for more than a few months of 2011 beyond the date of this Current Report.  The Company’s lease of its Real Property to a tenant has expired and the Company does not expect to obtain a new tenant in the short-term future. Therefore, the Company entirely depends upon continued working capital advances from its Majority Stockholder.  On February 22, 2010, March 3, 2010, and September 1, 2010 the Company received working capital loans from the Majority Stockholder in the amount of $15,000, $130,000 and $60,000, respectively.  All three of the loans are unsecured and evidenced by promissory notes which accrue interest at the prime rate.  Interest and principal are due in one lump sum on the maturity date of January 8, 2011 for the $15,000 loan, and January 8, 2012 for the $130,000 and $60,000 loans.  Subsequent to December 31, 2010, on January 6, 2011, the Company received an additional working capital loan from the Majority Stockholder in the amount of $125,000.  The loan is unsecured and evidenced by promissory note which accrues interest at the prime rate.  Interest and principal are due in one lump sum on the maturity date of January 8, 2012.  Also subsequent to December 31, 2010, and as previously reported on the Company’s Current Report on Form 8-K dated January 31, 2011 the Company consolidated the three working capital loans (and their corresponding accrued interest) that matured on January 8, 2011 into one renewal note in the amount of $99,319.  With the exception of extending the maturity date until January 8, 2012, the terms of the renewal note are the same as the original notes.  The Company’s condensed consolidated financial statements for the twelve months ended December 31, 2010 have been prepared on a going-concern basis, which contemplates the realization of assets and liabilities in the normal course of business.  The Company’s audited financial statements as of December 31, 2009 included a “going concern” qualification, and this going-concern qualification continues in the Company’s 2010 audited financial statement.  This means that there is substantial doubt that the Company can continue as an on-going business for the next year unless the Company can succeed in obtaining additional financing to pay its bills.  The Company has no operating revenues and even if the Company were to decide to renew and reactivate its strategy of seeking to acquire a start-up business, that strategy is neither designed nor expected to generate any such revenues in the near future.  The Company is continuing to pursue additional external funding or investment, and will also actively seek further to reduce operating expenses.

Index

Because the Company expects to exhaust its cash resources in 2011, and does not have any active business operations to generate cash flow to fund its operations, the Company will need to raise additional cash or cease operations and liquidate.  There can be no assurance that the Company will be successful in raising additional cash or avoiding  liquidation.  The worldwide markets for debt and equity remain unfavorable and depressed, which has complicated and continues to hinder the Company’s efforts to obtain financing.  The Company has requested that the Majority Stockholder provide additional financing for the Company’s current operations.  The Majority Stockholder has no commitment or obligation to provide such additional financing.  If the Majority Stockholder, in its discretion, provides such financing, there is no assurance that the Majority Stockholder will continue to do so in the future or regarding the terms of any such financing that the Majority Stockholder may elect to provide to the Company.  The Company’s efforts to obtain financing may require significant costs and expenditures, and if the Company succeeds in obtaining financing, the financing terms could result in substantial dilution of existing equity positions and increased interest expense.

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

Changes in Financial Condition and Results of Operations

The discussion below describes the Company’s material changes in financial condition as of December 31, 2010 compared with December 31, 2009 and its material changes in results of operations when comparing the year ended December 31, 2010 to the year ended December 31, 2009.   All amounts in the discussion below are approximate.

Financial Condition at December 31, 2010 Compared to December 31, 2009

The Company’s total assets decreased to approximately $407,000 as of December 31, 2010 compared to $559,000 as of December 31, 2009.  The decrease is primarily due to the recognition of an impairment loss relating to the balance sheet value of the Real Property in the amount of $110,000, the refund of a deposit of approximately $14,000, and a reduction of cash of approximately $13,000.  The Company’s remaining cash assets will not be adequate to fund its operations through the end of 2011.

The Company’s total liabilities increased to approximately $1,121,000 as of December 31, 2010 compared to $866,000 as of December 31, 2009.  This increase in liabilities primarily reflects an increase of $205,000 in notes payable and an increase of $47,000 in accrued interest payable.

The Company’s working capital deficit substantially increased in 2010, from approximately $47,000 in 2009 to approximately $920,000 in 2010, reflecting the reclassification of the Company’s various obligations for principal and accrued interest to the Majority Shareholder from a long term liability in 2009 to a short term liability in 2010.

 Results of Operations for the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

The Company’s operating expenses for 2010 were approximately $363,000 compared to $398,000 for 2009, a decrease of approximately $35,000 or approximately 8.8%. The decrease in operating expenses primarily reflects the decrease in salaries and benefits of $139,000 due to the voluntary termination of the Chief Executive Officer in May 2009, offset by the $110,000 impairment loss recognized on the value of the Real Property in 2010.  In addition, other operating expenses decreased by approximately $48,000.

The Company’s net loss for fiscal 2010 was $406,000 compared to a net loss of $394,000 for fiscal 2009.  The Company’s net loss for fiscal 2009 primarily reflects operating expenses of $398,293 (including a write-down to share based compensation of $51,728 as a result of the Chief Executive Officer’s departure in May 2009). The Company’s 2010 net loss reflects reduced operating expenses, offset by the $110,000 impairment loss in the Real Property value recognized in 2010.

Index

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingencies.  Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates.  The following policies are those that we consider to be the most critical.  See Note 2, “Summary of Significant Accounting Policies,” for further description of these and all other accounting policies.

Accounting for the Impairment or Disposal of Long-Lived Assets

The Company reviews the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. If facts and circumstances indicate that the carrying value of an asset or groups of assets, as applicable, is impaired, the long-lived asset or groups of long-lived assets are written down to their estimated fair value.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

Off-Balance Sheet Arrangements

As of December 31, 2010, the Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on the current or future financial condition, results of operations, liquidity, or capital resources.

Note that this MD & A discussion contains forward-looking statements that involve risks and uncertainties.  Please see the section entitled “Forward-Looking Statements” on page 5 for important information to consider when evaluating such statements and related notes included in Item 8.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by SEC regulations promulgated under the Securities Exchange Act of 1934, the Company is not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The accompanying consolidated financial statements of the Company and report of independent registered public accounting firm required by this item are filed herewith as Exhibit F and are incorporated herein by this reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Cherry, Bekaert & Holland, L.L.P. was appointed in January 2011, to replace Berenfeld, Spritzer, Shechter & Sheer, LLP, who ceased operations in December 2010 with notification.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Index

(a)The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).   As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of the Company’s Acting Principal Executive Officer and Acting Principal Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2010.  Based on that review and evaluation, the Acting Principal Executive Officer and Acting Principal Financial Officer, along with the management of the Company, have determined that as of December 31, 2010, the disclosure controls and procedures are effective.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its assessment and those criteria, management has concluded that its internal control over financial reporting was effective as of December 31, 2010.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Given that the Company is not presently engaged in active operations and has only one part time executive officer, the Company has not yet adopted a Code of Ethics applicable to its officers, including its principal executive officer, principal financial officer, principal accounting officer or controller and any other persons performing similar functions.  Except as provided above, the items required by Part III, Item 10 are incorporated herein by reference from the 2011 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The items required by Part III, Item 11 are incorporated herein by reference from the 2011 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The items required by Part III, Item 12 are incorporated herein by reference from the 2011 Proxy Statement.

Index

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The items required by Part III, Item 13 are incorporated herein by reference from the 2011 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The items required by Part III, Item 14 are incorporated herein by reference from the 2011 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)	Financial Statements

Reference is made to the Index set forth on Page F-1 of this Annual Report on Form 10-K.

(a)(2)	Financial Statement Schedules

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

3.2
Bylaws of Le@P Technology, Inc.(incorporated by reference to Appendix C to the Company’s Proxy Statement for the Annual Meeting of Stockholders of Le@P Fleet, Inc. held May 14, 1997, as filed with the SEC on April 11, 1997).

10.1	Funding Arrangement by M. Lee Pearce, M.D. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 15, 1999).

10.2
Subscription Agreement dated March 30, 2000 with M. Lee Pearce, M.D. (incorporated by reference to Exhibit 10.2 in the Company’s Annual Report on From 10-KSB for the fiscal year ended December 31, 2000 dated March 30, 2001).

10.3	1999 Long Term Incentive Plan (incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders dated June 4, 1999).

10.4	1998 Incentive Option Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders dated June 8, 1998).

10.5	1997 Incentive Option Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders dated April 11, 1997).

Index

10.6	Amended 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 1997 dated May 15, 1997).

10.7
Stock Exchange and Merger Agreement dated as of January 7, 2005 among Healthology, Inc., iVillage, Inc., Virtue Acquisition Corporation and certain stockholders of Healthology, Inc., including the Company (incorporated by reference to Exhibit 10.34 in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 dated March 30, 2005).

10.8
Stock Purchase Agreement dated as of January 7, 2005 between the Company and Steven Haimowitz (incorporated by reference to Exhibit 10.35 in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 dated March 30, 2005).

10.9
Exchange and Termination Agreement dated March 17, 2006, effective as of March 15, 2006, between Le@P Technology, Inc. and the M. Lee Pearce 2005 Irrevocable Trust (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K dated March 21, 2006).

10.10
Fairness Opinion dated March 15, 2006 issued by Stenton Leigh Valuation Group, Inc. on March 16, 2006 (incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K dated March 21, 2006).

10.11
Employment Agreement, dated as of November 1, 2006 by and between Le@P Technology, Inc. and Dr. Donald J. Ciappenelli (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K dated November 3, 2006)

10.12
Employment Agreement, dated as of March 5, 2007 by and between Le@P Technology, Inc. and Dr. Howard Benjamin. (incorporated by reference to Exhibit 10.33 in the Company’s Annual Report on Form 10-KSB dated March 30, 2007)

10.13
Renewal Promissory Note dated as of October 24, 2007 in the principal amount of $562,500 executed by Parkson, LLC in favor of Bay Colony Associates, Ltd. (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K dated October 25, 2007).

10.14
Promissory Note dated March 3, 2010 in the principal amount of $130,000 in favor of M. Lee Pearce Living Trust (incorporated by reference to Exhibit 10.38 in the Company’s Current Report on Form 10-Q as filed on May 12, 2010).

10.15
Renewal Note dated January 31, 2011 in the principal amount of $99,319.39 in favor of M. Lee Pearce Living Trust (incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K dated February 1, 2011).

10.16
Renewal Note dated January 31, 2011 in the principal amount of $562,500 in favor of Bay Colony Associates, Ltd. (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K dated February 1, 2011).

(b)	Filed herewith

10.17	Promissory Note dated September 1, 2010 in the principal amount of $60,000 in favor of M. Lee Pearce Living Trust.

10.18	Promissory Note dated January 6, 2011 in the principal amount of $125,000 in favor of M. Lee Pearce Living Trust.

21	Subsidiaries of the Registrant.

Index

31.1	Certification of the Acting Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Acting Principal Financial Officer Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Current Report on Form 8-K dated January 28, 2011, relating to an event dated January 25, 2011.  Pursuant to Item 4.01 of such Current Report, the Registrant reported the change in Registrant’s Certifying Accountants

99.2
Current Report on Form 8-K dated February 1, 2011, relating to an event dated January 31, 2011.  Pursuant to Item 1.01 of such Current Report, the Registrant reported the renewal of a promissory note to Bay Colony Associates, Ltd.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LE@P TECHNOLOGY, INC.

By:	/s/ Timothy Lincoln
Timothy Lincoln,
Acting Principal Executive Officer

By:	/s/ Mary E. Thomas
Mary E. Thomas,
Acting Principal Financial Officer

Dated:           March 30, 2011

Index

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Timothy Lincoln	Acting Principal Executive Officer and Director	March 30, 2011
Timothy Lincoln

/s/ Mary E. Thomas	Acting Principal Financial Officer and Director	March 30, 2011
Mary E. Thomas

/s/ Jerome Fields, M.D	Director	March 30, 2011
Jerome Fields, M.D.

Index

“Exhibit F”

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Le@P Technology, Inc. and Subsidiaries	PAGE

Report of Independent Registered Public Accounting Firm	F-2, F-3

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-4, F-5

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009	F-6

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010 and 2009	F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009	F-8

Notes to Consolidated Financial Statements	F-9 – F-16

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Le@P Technology, Inc.

We have audited the accompanying consolidated balance sheet of Le@P Technology, Inc. and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The consolidated financial statements of  Le@P Technology, Inc. as of and for the year ended December 31, 2009 were audited by other auditors who have ceased operations, and who expressed an unqualified opinion on those consolidated financial statements in their report dated March 29, 2010, subject to a “going concern” qualification similar to that expressed in the last paragraph below.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of  Le@P Technology, Inc. as of December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Cherry, Bekaert & Holland, L.L.P.

Fort Lauderdale, Florida
March 30, 2011

Index

Provided below is a copy of the accountant’s report issued by Berenfeld Spritzer Shechter & Sheer LLP (“Berenfeld”), the Company’s former independent public accountants, in connection with the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  This audit report has not been reissued by Berenfeld in connection with the filing of this Annual Report on Form 10-K for the year ended December 31, 2010.  The Company is unable to obtain a reissued accountant’s report from Berenfeld, and the Company will be unable to obtain future accountant’s reports from Berenfeld because Berenfeld has discontinued its auditing practice and ceased operations.  This means that the Company will also be unable to obtain consents to incorporate any financial statements audited by Berenfeld into this Annual Report or registration statements that the Company may file or amend in the future.  Accordingly, investors may not be able to bring an action against Berenfeld pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934 with respect to any such registration statements or with respect to this Annual Report and, therefore, any recovery from Berenfeld may be limited.  The ability of investors to recover from Berenfeld may also be limited as a result of Berenfeld’s financial condition.  Pursuant to Regulation C, Rule 437, which is promulgated under the Securities Act of 1933, and CF-0CA Rules 4810.5 and 4820, the Company requested from the SEC on March 10, 2011 a waiver to the requirement that the Company provide Berenfeld’s consent in conjunction with this Annual Report, but the Company has not yet received any response from the SEC.

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

/s/ Berenfeld, Spritzer, Shechter & Sheer, LLP
Certified Public Accountants
Fort Lauderdale, Florida

March 29, 2010

Index

Le@P Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2010	2009
Assets
Current assets:
Cash	$2,448	$15,090
Accounts receivable	-	3,706
Prepaid expenses and other current assets	3,452	7,845
Total current assets	5,900	26,641

Property and equipment, net	400,000	512,837
Other assets	860	19,185
Total assets	$406,760	$558,663

See notes to consolidated financial statements.

Index

Le@P Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2010	2009
Liabilities and stockholders’ equity (deficiency)
Current liabilities:
Accounts payable	$9,141	$12,542
Accrued professional fees	55,750	55,250
Accrued compensation and related liabilities	11,252	5,460
Short-term notes payable to related party	657,500	-
Short-term accrued interest payable to related party	192,841	-
Total current liabilities	926,484	73,252

Long-term notes payable to related party	190,000	642,500

Long-term accrued interest payable to related party	4,159	150,449

Total liabilities	1,120,643	866,201

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock, par value $0.001 per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at December 31, 2010 and 2009.	2,170,000	2,170,000
Class A common stock, $0.01 par value 149,975,000 shares authorized and 65,280,759 shares issued at December 31, 2010 and December 31, 2009.	652,808	652,808
Class B common stock, $0.01 par value per share. Authorized, issued and outstanding 25,000 shares at December 31, 2010 and 2009.	250	250
Additional paid-in capital	35,981,387	35,981,387
Accumulated deficit	(39,468,868)	(39,062,523)
Treasury stock, at cost, 84,850 shares at December 31, 2010 and 2009	(49,460)	(49,460)

Total stockholders’ equity (deficiency)	(713,883)	(307,538)
Total liabilities and stockholders’ equity (deficiency)	$406,760	$558,663

See notes to consolidated financial statements.

Index

Le@P Technology, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years ended December 31,
	2010	2009
Revenue	$–	$–

General and administrative expenses:
Salaries and benefits	44,757	184,204
Share-based compensation expense	-	(51,728)
Professional fees	107,971	117,095
Impairment loss	110,000	-
Other	100,364	148,722

Total general and administrative expenses	363,092	398,293

Other income (expenses):
Interest expense	(46,551)	(40,415)
Interest income	7	1,778
Rental income	3,291	43,400

Total other income (expenses)	(43,253)	4,763

Loss before income taxes	(406,345)	(393,530)

Provision for income taxes	-	-

Net loss	(406,345)	(393,530)

Dividends undeclared on cumulative preferred stock	217,000	217,000

Net loss attributable to common stockholders	$(623,345)	(610,530)

Basic and diluted net loss per share:
Net loss per common share-Class A	$(0.01)	$(0.01)
Net loss per common share-Class B	$0.0	$0.0
Net loss attributable to common stockholders	$(0.01)	$(0.01)

Basic weighted average shares outstanding	65,305,759	65,305,759
Diluted weighted average shares outstanding	65,305,759	65,305,759

See notes to consolidated financial statements.

Index

Le@P Technology, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Class A and Class B Common Stock		Additional Paid-in	Accumulated	Treasury	Total
	Shares	Amount	Shares	Par Value	Capital	Deficit	Stock
Balance at December 31, 2008	2,170	$2,170,000	65,305,759	$653,058	$36,033,115	$(38,668,993)	$(49,460)	$137,720

Net loss	-	-	-	-	-	(393,530)	-	(393,530)

Forfeited stock options reduction to share-based compensation					(51,728)			(51,728)

Balance at December 31, 2009	2,170	2,170,000	65,305,759	653,058	35,981,387	(39,062,523)	(49,460)	(307,538)

Net loss						(406,345)		(406,345)

Balance at December 31, 2010	2,170	$2,170,000	65,305,759	$653,058	$35,981,387	$(39,468,868)	$(49,460)	$(713,883)

See notes to consolidated financial statements

Index

Le@P Technology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(406,345)	$(393,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	340	1,359
Share-based compensation expense	-	(51,728)
Loss on sale of equipment	1,797
Changes in operating assets and liabilities:
Impairment loss	110,000	-
Accounts receivable	3,706	(3,228)
Prepaid expenses and other current assets	4,393	242
Other assets	18,325	12,657
Accounts payable and other accrued expenses	(3,401)	1,253
Accrued professional fees	500	(2,954)
Accrued compensation and related liabilities	5,792	(28,429)
Accrued interest payable to related party	46,551	40,416
Net cash used in operating activities	(218,342)	(423,942)

Cash flows from investing activities:
Proceeds from sale of equipment	700	-
Net cash provided by investing activities	700	-

Cash flows from financing activities:
Proceeds from related party notes payable	205,000	80,000
Net cash provided by financing activities	205,000	80,000

Net decrease in cash	(12,642)	(343,942)
Cash at beginning of year	15,090	359,032
Cash at end of year	$2,448	$15,090

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

Notwithstanding the cessation of investment or acquisition activity, the Company may from time to time consider investment or acquisition opportunities which otherwise come to the attention of the Board or acting officers.  The ability of the Company to pursue or ultimately consummate any such investment or acquisition opportunities will be dependent upon, among other things, its ability to obtain financing for such activities.

The only significant asset of the Company is Real Property owned by one of the Company’s subsidiaries, Parkson Property LLC.  The land is zoned light industrial and consists of approximately one and one-third acres.  The tenant lease on the land has expired, the Company has no immediate prospects for replacing the tenant, and the value of the Real Property is substantially less than the mortgage debt encumbering it.

2.	Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements (the “financial statements”) include the accounts of Le@P Technology, Inc. and its wholly-owned subsidiaries (see exhibit 21).  All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are initially recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from 3-9 years.

Fair value of financial instruments

The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to the short-term maturities of these assets and liabilities. The fair market value of other financial instruments is provided by the use of quoted market prices and other appropriate valuation techniques, based on information available at year-end.  Notes payable to related parties are not arm’s-length transactions.

Index

We adopted ASC Topic 820-10, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The topic provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

•	Level 1-inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;
•
Level 2-inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

An investment’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

In accordance with ASC Topic 820, the Company measures land at fair value on a nonrecurring basis, using significant other observable inputs (Level 2).

Impairment of long-lived assets and long-lived assets to be disposed of

The Company reviews the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. If facts and circumstances indicate that the carrying value of an asset or groups of assets, as applicable, is impaired, the long-lived asset or groups of long-lived assets are written down to their estimated fair value.  Based on an independent appraisal of the Real Property, which valued the Real Property at $400,000, the Company determined that the value of the Real Property was impaired, and recognized a $110,000 impairment loss during the year ended December 31, 2010.  No asset impairment occurred during the year ended December 31, 2009.

Loss per share

Basic earnings per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share amounts are computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents, and stock options outstanding during the period. Potential shares of common stock issuable under options or other share equivalents and their effects on the loss were excluded from the diluted calculations because the effect was anti-dilutive. There are 0 and 52,500 potentially dilutive shares outstanding at December 31, 2010 and 2009, respectively.

Concentration of credit risk

The Company maintains cash balances at a high credit quality financial institution which exceeds the federally insured amounts.  F.D.I.C. deposit insurance of $250,000 as of  December 31, 2010 per depositor.  As of December 31, 2010 and 2009, there were no deposits that exceeded the federally insured amount.

Stock Based Compensation

The Company applies ASC Topic 718, “Share-Based Payments” which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Compensation cost is recognized when the event occurs. For the years ended December 31, 2010 and 2009, the Company did not grant any stock options.

Index

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

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2010, 2009, 2008 and 2007.

The Company classifies interest and penalties arising from underpayment of income taxes in the consolidated statements of operations as general and administrative expenses.  As of December 31, 2010, the Company had no accrued interest or penalties related to uncertain tax provisions.

Reclassification

Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to maintain consistency and comparability between periods presented.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance on accounting for transfers of financial assets which removes the concept of a qualifying special-purpose entity (QSPE) and clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  The Company adopted the new accounting guidance beginning January 1, 2010.  This new accounting guidance did not have a significant impact on the Company’s financial position, cash flows or results of operation.

In June 2009, FASB issued new accounting guidance which revises the approach to determining the primary beneficiary of variable interest entity (VIE) to be more qualitative in nature and requires companies to more frequently reassess whether they much consolidate a VIE.  The Company adopted the new accounting guidance beginning January 1, 2010.  This new accounting guidance did not have a significant impact on the Company’s financial position, cash flows or results of operations.

In October 2009, the FASB issued authoritative guidance about the accounting for revenue contracts containing multiple elements, allowing the use of companies’ estimated selling prices as the value for deliverable elements under certain circumstances and to eliminate the use of the residual method for allocation of deliverable elements.  This guidance is effective for the Company beginning January 1, 2011.  The Company does not expect that this standard will have a significant impact on its financial position or results of operations.

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements.  The Company adopted the new accounting guidance beginning January 1, 2010.  This update had no impact on the Company’s financial position, cash flows or results of operations.

Index

In July 2010, the FASB issued Accounting Standards Update No. 2010-20,  Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (:ASU 2010-20”).  This ASU requires enhanced disclosures with disaggregated information regarding the credit quality of an entity’s financing receivables and its allowance for credit losses.  The update also requires disclosure of credit quality indicators, past due information, and modifications of financing receivables.  This ASU is effective for interim and annual reporting periods ending after December 15, 2010.  The Company adopted this ASU beginning with its annual reporting period ended December 31, 2010.  This new accounting guidance did not have a significant impact on the Company’s financial position, cash flows or results of operations.

In December 2010, FASB issued a new standard addressing the disclosure of supplemental pro forma information for business combinations that occur during the current year.  The new standard requires public entities that present comparative financial statements to disclose the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period.  The standard is effective for the Company as of January 1, 2011.  The Company does not expect it will have a material impact on its financial position or results of operations.

3.	Operating Losses and Cash Flow Deficiencies

The Company has experienced operating losses and deficiencies in operating cash flows.  Until the Company secures financing for and acquires operations or other revenue generating activities to become self-sufficient, the Company will remain dependent upon other sources of capital.  In the past, such capital has come from the

Company’s Majority Stockholder and the proceeds from the Healthology and iVillage stock sales.

The Company has exhausted its liquid cash resources.  The Company’s cash and cash equivalents, aggregating to $2,448 as of December 31, 2010, will not be sufficient to cover the current levels of operating expenses through the next twelve months. The Company has requested that the Majority Stockholder provide additional financing for the Company’s current operations.

The Majority Stockholder has no commitment or obligation to provide such additional financing.  If the Majority Stockholder, in its discretion, provides such financing, there is no assurance that the Majority Stockholder will continue to do so in the future or regarding the terms of any such financing that the Majority Stockholder may elect to provide to the Company.  The Company’s efforts to obtain financing may require significant costs and expenditures, and if the Company succeeds in obtaining financing, the financing terms could result in substantial dilution of existing equity positions and increased interest expense.

4.	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2010	2009
Land	$400,000	$510,000
Leasehold improvements	17,842	17,842
Equipment and software	9,546	16,340
Furniture and fixtures	59,433	59,433
	486,821	603,615
Less accumulated depreciation	86,821	90,778
	$400,000	$512,837

Index

Depreciation expense for the years ended December 31, 2010 and 2009 was $340 and $1,359, respectively.  Based on an independent appraisal of the Real Property, which valued the Real Property at $400,000, the Company recognized an impairment loss on the Real Property in the amount of $110,000 during the year ended December 31, 2010.

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

Parkson owns the Real Property that was purchased from Bay Colony in exchange for a mortgage and note payable in the amount of $562,500.  The purchase price was based upon an independent third-party appraisal.  The long-term note and mortgage on the Real Property was replaced three times with a new long-term note with principal of the same amount, first on March 17, 2006, then on October 24, 2007, then on January 15, 2010, and then again by the 2011 Parkson Replacement Note.  The 2011 Parkson Replacement Note bears interest at the rate of 7% per annum.  Both principal and interest are due on the extended maturity date of January 8, 2012.

The Real Property is zoned light industrial and consists of approximately one and one-third acres.   The Company entered into a three year lease of the property with an unrelated party effective October 1, 2007.  The Company recognized  approximately $3,300  and $42,000  in rental income under the lease for the years 2010 and 2009, respectively.  The tenant vacated the property in March 2010.  The Company has no plans to sell or develop the property.

The interest expense included in the accompanying financial statements relates to interest charged on the indebtedness due to the Majority Stockholder.

On February 22, 2010, March 3, 2010, and September 1, 2010 the Company received working capital loans from the Majority Stockholder in the amount of $15,000, $130,000 and $60,000, respectively.  The loans are unsecured and evidenced by promissory notes which accrue interest at the prime rate.  Interest and principal are due in one lump sum on the maturity date of January 8, 2011 for the $15,000 loan, and January 8, 2012 for the $130,000 and $60,000 loans.  Subsequent to December 31, 2010, the Company received an additional working capital loan, on January 6, 2011, from the Majority Stockholder in the amount of $125,000.  The loan is unsecured and evidenced by a promissory note which accrues interest at the prime rate.  Interest and principal are due in one lump sum on the maturity date of January 8, 2012.  In addition, and as previously reported, on January 31, 2011 the Company consolidated the three working capital loans (and their corresponding accrued interest) that matured on January 8, 2011 into a single note in the principal amount of $99,319.  Other than the extension of the maturity date until January 8, 2012, the terms of the renewal note are the same as the original notes.

7.	Stock Based Compensation

Options may be granted to Company employees, directors and consultants under various stock option plans.  All options granted under the plans through December 31, 2007 have been at prices which have been equal to or greater than the fair market value of the Company’s common stock at the date of grant.  At December 31, 2010, the Company had reserved 10,100,000 shares of Class A common stock for possible future issuance under its stock option plans.

Index

The Company recognizes compensation expense for the Company’s share-based payment awards on a straight-line basis using a separate vesting tranche for each stock option issued.  The Company determined the grant-date fair value of share-based payment awards using the Black-Scholes pricing model.

The Company granted no options to purchase shares of the Company’s Class A Common Stock during the years ended December 31, 2010 and 2009.  During the year ended December 31, 2010 and 2009, the Company recorded approximately $0 and ($52,000), respectively, in compensation expense, related to the share-based payment awards.    The negative balance in the year ended December 31, 2009 was due to the forfeiture of non-vested options totaling $51,728 of compensation expense due to the departure of Dr. Ciappenelli on May 22, 2009.

Option activity under the Company’s plans is summarized below:

	2010			2009
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding at beginning of year	52,500	$3.00	.2	3,055,596	$0.18	7.8

Options granted	-	-	-	-	-	-

Options expired or forfeited	(52,500)	$3.00	-	(3,003,096)	$0.14	7.0

Outstanding at end of year	0	-	-	52,500	$3.00	.2

Options exercisable at year-end	-	-	-	52,500	$3.00	.2

Shares available for future grant	10,100,000			10,047,500

There are no stock options outstanding and exercisable at December 31, 2010.

8.	Preferred Stock

The Certificate of Incorporation of the Company, as amended, authorizes the issuance of 25,000,000 shares of Preferred Stock, $.001 par value of which 2,500 shares have been designated as Series B 10% Cumulative Preferred Stock, $.001 par value, (the “Series B Preferred Stock”).  The Series B Preferred Stock is nonvoting and nonconvertible.  Dividends on the Series B Preferred Stock are cumulative and accrue at a rate of 10% per annum on the preferred stock’s stated value of $1,000 per share and must be paid before any dividends may be paid on any other class of common or preferred stock.  No other class of common or preferred stock may be redeemed or repurchased nor may the Series B Preferred Stock be altered or modified without the approval of the holders of the Series B Preferred Stock.  Effective November 15, 1999, the Company issued 2,170 shares of the Series B Preferred Stock to the Majority Stockholder in exchange for $2,170,000, which had previously been contributed to the Company.  At December 31, 2010 and 2009, respectively dividends of $2,453,500 and $2,236,500 were accumulated on the Series B Preferred Stock.  Such amount will be accrued and charged to retained earnings, if any, or additional paid-in capital when declared by the Company’s Board of Directors.

Index

9.	Class B Common Stock

The Company has 25,000 shares of Class B Common Stock outstanding.  Such shares are held by an affiliate of the Company’s Majority Stockholder and enable the holder to elect a majority of the Board of Directors of the Company; otherwise the Class B Common Stock is identical to the Company’s Class A Common Stock.

10.	Income Taxes

Significant components of the Company’s net deferred income taxes are as follows:

	For the Years ended December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$4,193,034	$4,100,290
Accruals	77,427	58,504
Stock –based compensation	-0-	151,480
Other	45,814	-
Deferred tax assets	4,316,275	4,314,909
Less valuation allowance	(4,316,275)	(4,314,909)
Net deferred tax assets	$–	$–

A reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate (benefit) follows:

	For the Years ended December 31,
	2010	2009
U.S. Federal Statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	3.63	3.63
Change in valuation allowance	(37.63)	(37.63)
	0.00%	0.00%

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more than likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment. After consideration of the evidence, both positive and negative, management has determined that a $4,316,275 valuation allowance at December 31, 2010 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $1,366. At December 31, 2010, the Company has available net operating loss carryforwards for federal income tax purposes of approximately $10,458,497 expiring at various times through 2037.

Index

11.	Valuation and Qualifying Accounts

A summary of the activity in the Company’s valuation and qualifying accounts is as follows:

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-off’s	Other Changes	Balance at End of Period
Deferred tax asset valuation allowance

Year ended December 31, 2010	$4,314,909	1,366	-	-	$4,316,275
Year ended December 31, 2009	$4,167,307	147,602	-	-	$4,314,909

12.	Subsequent Events

On January 6, 2011 the Company received a working capital loan from the Majority Stockholder in the amount of $125,000.  The loan is unsecured and evidenced by a promissory note which accrues interest at the prime rate

Interest and principal are due in one lump sum on the maturity date of January 8, 2012.

As previously reported, on January 25, 2011, the Company engaged Cherry, Bekaert & Holland, L.L.P. as the Company’s new principal independent public accounting firm on January 25, 2011, and dismissed Berenfeld Spritzer Shechter & Sheer, L.L.P.

As previously reported, on January 31, 2011, Parkson replaced the $562,500 long-term note payable to Bay Colony with the 2011 Parkson Replacement Note.  The 2011 Parkson Replacement Note bears interest at the rate of 7% per annum.  Both principal and interest are due on the extended maturity date of January 8, 2012.

As previously reported, on January 31, 2011, the Company consolidated three working capital loans and their corresponding interest that matured on January 8, 2011 into a single note in the amount of $99,319.  The new note bears interest at the prime rate, and both principal and interest are due on the extended maturity date of January 8, 2012.