Form 10-K/A
period 2010-12-31
LEAP TECHNOLOGY INC / DE
filed 2011-05-02
CIK 110027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-K/A
Amendment No. 1

(Mark One)
☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to __________________

Commission file number: 0-566
LE@P TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	65-0769296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5601 N. DIXIE HIGHWAY
SUITE 411
FORT LAUDERDALE, FLORIDA	33334
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(954) 771-1772
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Class A Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

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

The number of shares of Class A Common Stock of the registrant outstanding as of March 30, 2011 was 65,195,909.  The number of shares of Class B Common Stock of the registrant outstanding as of March 30, 2011 was 25,000.  The number of shares of Series B Preferred Stock of the registrant outstanding as of March 30, 2011 was 2,170.

DOCUMENTS INCORPORATED BY REFERENCE

None.

References to “we,” “our” and “us” in this Amendment No. 1 on Form 10-K/A are to Le@P Technology, Inc. and its subsidiaries, except as the context otherwise requires.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K of Le@P Technology, Inc. (the “Company”) for the fiscal year ended December 31, 2010, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011 (the “Original 10-K”).

The Company is filing this Amendment No. 1 in accordance with and as permitted under General Instruction G(3) to Form 10-K to amend Items 10, 11, 12, 13 and 14 of Part III of the Original 10-K to include the information required pursuant to such Items that was not included in our Original 10-K.  Such information was not included in our Original 10-K because it was incorporated by reference to the Company’s then-planned Proxy Statement for its 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”), which the Company had originally intended to file on or before the date which is 120 days after the end of its fiscal year.  As the Company has not yet scheduled a date for its 2011 Annual Meeting of Stockholders, the Company now intends to file its 2011 Proxy Statement at a later date.  Accordingly, and in accordance with General Instruction G(3) of Form 10-K, this Amendment No. 1 is being filed to include the information required by Part III of Form 10-K.  The reference on the cover of the Original 10-K to the incorporation by reference of the 2011 Proxy Statement into Part III is hereby deleted and replaced with the following phrase: “None.”  Additionally, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our acting principal executive officer and acting principal financial officer are filed as exhibits to this Amendment No. 1.

Except as expressly set forth herein, this Amendment No. 1 does not reflect events occurring after the filing of the Original 10-K, nor does it modify, amend, restate, or update the disclosures and information set forth in our Original 10-K in any way other than as described in this Explanatory Note.  Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K and the Company’s other filings and reports filed with the SEC.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages and positions held with respect to each executive officer and each member of the Board of Directors (the “Board” or the “Board of Directors”) of the Company as of May 2, 2011.  Certain biographical information concerning Mr. Lincoln and Ms. Thomas is presented under the heading “Election of Directors.”

Name	Age	Position	Since

Timothy Lincoln	52	Acting Principal Executive Officer, Class B Director	September 2002 – October 2006; and May 2009 to present

Mary E. Thomas	52	Acting Principal Financial Officer Class A Director	October 2000 (1) June 27, 2003

Jerome Fields, M.D.	82	Class B Director	May 2006
____________________

(1)  Prior to her election to the Board in June 2003, Ms. Thomas was not considered an executive officer of the Company.

Mary E. Thomas has served as a Class A Director of the Company since June 2003, and is currently the Company’s Acting Principal Financial Officer, a position she has held since October 2000.  Ms. Thomas has over twenty-five years of experience in the healthcare and management financial accounting industry.  Ms. Thomas also serves as an officer for a number of entities which are directly or indirectly beneficially owned or controlled by M. Lee Pearce, M.D., the Company’s former chairman of the Board of Directors and its majority stockholder.  From September 1999 to October 2000, Ms. Thomas served as an assistant to the Chief Executive Officer of the Company and was a member of the accounting department.  From 1985 to 1999, Ms. Thomas served in various financial and managerial positions for General Health Corp. I (“General Health Corp.”) of which Dr. Pearce is the President and indirect beneficial owner.  Ms. Thomas received a Bachelor of Science Degree in Accounting from Nova Southeastern University.

Jerome Fields, M.D. has served as a Class B Director of the Company since May 2006.  Dr. Fields has over forty-five years of experience in the health care industry.  Dr. Fields practiced family medicine from 1958 to 2002, and has served as Chief of Staff and Chief of the Division of Family Practice at Hialeah Hospital in Hialeah, Florida.  From 1992 to 2002, Dr. Fields was an instructor of medicine at Palmetto Hospital for Nova Southeastern Medical School.  Dr. Fields had also served as an independent director of South Florida Savings and Loan Bank for five years.  Prior to his retirement, Dr. Fields was an active and certified member of the American Board of Family Practice, the Florida Medical Association, the American Medical Association, the Dade County Medical Association and the American Academy of Family Practice.  Dr. Fields received a bachelor degree in Biology from Villanova University and a doctorate in medicine from Hahnemann Medical College, and served as an officer and physician in active duty with the U.S. Navy from 1956 to 1958.

Timothy C. Lincoln has served as a Class B Director of the Company since July 2000 and as the Company’s Acting Principal Executive Officer since May 2009.  He also held the position of Acting Principal Executive Officer of the Company from September 2002 until October 31, 2006.  He has also maintained a private law practice since October 1998.  From August 1995 to December 2008, Mr.  Lincoln served in various legal and management roles for Marquette Realty, Inc.  Marquette Realty, Inc. managed a number of entities of which M. Lee Pearce, M.D., the Company’s former chairman of the Board of Directors and its majority stockholder, is the beneficial owner.  Mr. Lincoln also serves as a director for a number of entities which are directly or indirectly beneficially owned or controlled by Dr. Pearce.  From 1993 to 1996, Mr. Lincoln served as a mortgage loan officer for the Bank of North America, which was formerly controlled by Dr. Pearce.  Mr. Lincoln received a Master of Business Administration Degree in Marketing from the University of New Mexico and received a J.D. degree from the University of Miami School of Law.  Mr. Lincoln is a member of the Florida Bar.

Family Relationships

There are no family relationships between any of the Company’s executive officers and directors.

Code of Ethics

Given that the Company is not presently engaged in active operations and has only one paid part-time executive officer, the Company has not adopted a Code of Ethics applicable to its officers, including its principal executive officer, principal financial officer, principal accounting officer or controller or any other persons performing similar functions.

Audit Committee

The Company has a separately-designated, standing audit committee (the “Audit Committee”). The Company’s Audit Committee has one member, Timothy C. Lincoln.  During the 2010 fiscal year, the Audit Committee met with the management and independent auditors of the Company.  The Audit Committee reviews the scope of the Company’s accountants’ engagement, including the remuneration to be paid, and reviews the independence of the auditors.  The Audit Committee, with the assistance of appropriate personnel, reviews the Company’s annual financial statements and the independent auditor’s report, including any significant reporting and operational issues; corporate policies and procedures as they relate to accounting and financial reporting and financial controls; any litigation to which the Company is a party; and use by the Company’s executive officers of expense accounts and other non-monetary perquisites, if any.   The Audit Committee may direct the Company’s legal counsel, independent auditors and internal staff to inquire into and report to it on any matter having to do with the Company’s accounting or financial procedures or reporting.

The Board of Directors has not adopted a written charter for the Audit Committee.  The Board of Directors has determined that Mr. Lincoln is not considered an “audit committee financial expert” within the meaning of that term as defined in Item 407(d)(5)(ii) of Regulation S-K by the Securities and Exchange Commission pursuant to Section 407 of the Sarbanes-Oxley Act of 2002, as amended.  The Company does not have an audit committee financial expert serving on its Audit Committee because the Company is not presently engaged in active operations.

Section 16(a) Beneficial Ownership Reporting Compliance

To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that during the year ended December 31, 2010, its officers, directors and greater than ten percent (10%) beneficial owners complied with all Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

The Summary Compensation Table below sets forth compensation paid by the Company to (i) Timothy Lincoln, the Company’s Acting Principal Executive Officer, (ii) Donald Ciappenelli, Ph.D., the Company’s former Chief Executive Officer, (iii) Howard Benjamin, Ph.D., the Company’s former Vice-President, and (iv) Mary Thomas, the Company’s Acting Principal Financial Officer, for the fiscal years ended December 31, 2010 and 2009 (as applicable).  Mr. Lincoln, Dr. Ciappenelli, Dr. Benjamin and Ms. Thomas are collectively referred to as the “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option awards ($) (1)(2)	Total

Timothy Lincoln	2010	-0-	-0-	-0-	-0-
Acting Principal Executive Officer
	2009	-0-	-0-	-0-	-0-

Donald J. Ciappenelli, Ph.D. (3)	2010	-0-	-0-	-0-	-0-
Chief Executive Officer
	2009	$158,308	-0-	-0-	$158,308

Howard Benjamin, Ph.D. (4)	2010	-0-	-0-	-0-	-0-
Vice-President
	2009	$27,586	-0-	-0-	$27,586

Mary E. Thomas	2010	$17,047	-0-	-0-	$17,047
Acting Principal Financial Officer
	2009	$20,630	-0-	-0-	$20,630

(1)
Except for stock options issued pursuant to the Company’s 1996, 1997, 1998, 1999 and 2006 Stock Option Plans, the Company has not provided benefits under any other long-term compensation plans, stock appreciation rights, defined benefit or actuarial plan.  Except pursuant to the employment agreement with Dr. Ciappenelli described below (which has been terminated), the Company does not have any employment contract or termination of employment or change in control agreement with any Named Executive Officer.

(2)
The amounts in this column (if any) do not reflect compensation actually received by the Named Executive Officer nor do they reflect the actual value that will be recognized by the Named Executive Officer.  Instead the amounts (if any) reflect the compensation cost recognized by the Company as of December 31, 2010 and 2009 for financial statement reporting purposes in accordance with ASC Topic 718 Share-Based Payment.  For information regarding the assumptions made in calculating the amounts reflected in this column, see Footnote 7 – Stock Based Compensation, to our audited consolidated financial statements for the year ended December 31, 2010, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

(3)
Dr. Ciappenelli was appointed as the Company’s Chief Executive Officer effective November 1, 2006.  Dr. Ciappenelli received a grant of options to purchase 2,775,350 shares of Class A Common Stock, 925,117 of which were immediately exercisable.  An additional 925,117 of the options were exercisable on November 1, 2007, and the remaining 925,116 were exercisable on November 1, 2009.  The exercise price of the options was $0.079 per share and the expiration date of the grant was November 1, 2016.  Dr. Ciappenelli ended his employment with the Company in May 2009, and all of his unexercised stock options have been forfeited.

(4)
Dr. Benjamin was appointed Vice-President of the Company effective March 5, 2007.  Dr. Benjamin received a grant of options to purchase 683,238 shares of Class A Common Stock, 227,746 of which were immediately exercisable.  The exercise price of the options was $0.80 per share and the expiration date of the grant is March 5, 2017.  On December 8, 2008, Dr. Benjamin resigned from the Company with an effective date of January 2, 2009.   All of Dr. Benjamin’s unexercised stock options expired on February 1, 2009, and are no longer exercisable.

Compensation of Directors

Non-employee Directors are compensated at the rate of $500 for each regular meeting and $250 for each special meeting they attend and are also reimbursed for out-of-pocket expenses associated with attendance.

Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Jerome Fields, M.D.	$500(1)	-0-	-0-	-0-	-0-	-0-	$500

Timothy Lincoln	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	A director fee of $500 was paid to Dr. Fields for attendance at the 2010 annual meeting of stockholders.

Option Grants in 2010

The Company granted no stock options during the year ended December 31, 2010.

Fiscal Year End Option Values

There were no stock options exercised by any Named Executive Officer during 2010.  As of December 31, 2010, there were no stock options outstanding or exercisable.

Employment Contracts

The Company previously had an employment agreement with Donald J. Ciappenelli, the Company’s former Chief Executive Officer and President.  The agreement called for Dr. Ciappenelli to serve in these capacities for a three year term at an annual base salary of $294,000 with an annual bonus opportunity.   On May 22, 2009, Dr. Ciappenelli agreed to terminate his employment as the Company’s Chief Executive Officer and President.

Compensation Committee

The Board of Directors does not have a separate compensation committee, or any other committee performing similar functions.  Rather, the entire Board of Directors acts as a compensation committee.  The Board of Directors does not believe the Company would derive any significant benefit from a separate compensation committee.

The Board of Directors, in the foregoing capacity, has determined to compensate non-employee directors as provided under the heading “Compensation of Directors”, above, and to compensate executive officers as provided above.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The following table sets forth summary information regarding equity compensation plans previously approved and not previously approved by the Company’s stockholders as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-0-	-	10,100,000
Equity compensation plans not approved by security holders	-	-	-
TOTAL	-0-	-	10,100,000

The equity compensation plans approved by the Company’s stockholders are its four stock option plans designated as follows:  Le@P Technology, Inc. 2006 Long Term Incentive Plan (“2006 Plan”); (ii) 1999 Le@P Technology, Inc. Long Term Incentive Plan (“1999 Plan”); (iii) Le@P Technology, Inc. 1998 Incentive Option Plan (“1998 Plan”); and (iv) Le@P Technology, Inc. Long Term Incentive Plan (“1996 Plan”, and collectively with the 2006 Plan, the 1999 Plan and the 1998 Plan, the “Plans”).  The stock options under the 1998 Plan expired in March 2008.  All options available for grant under the 1996 Plan were previously granted, but all have been forfeited, leaving 600,000 options available for grant under that plan.  The 1999 Plan and 2006 Plan have options to purchase 2,947,500 shares and 6,500,000 shares, respectively, available for grant.  All of the Plans were approved by the Company’s stockholders.

Security Ownership of Certain Beneficial Owners and Management

The following table shows, as of May 2, 2011, the Common Stock of the Company owned beneficially by (i) each director of the Company, (ii) each executive officer of the Company, (iii) all directors or nominees for director and executive officers as a group, and (iv) each person known by the Company to be the “beneficial owner” of more than five percent (5%) of the outstanding shares of such Common Stock.  “Beneficial ownership” is a technical term broadly defined by the Securities and Exchange Commission (the “SEC”) to mean more than ownership in the usual sense.  For example, you “beneficially” own Common Stock not only if you hold it directly, but also if you indirectly (through a relationship, a position as a Director or trustee, or a contract or understanding) have or share the power to vote or sell the stock or have the right to acquire it within 60 days.  Except as disclosed in the footnotes below, each person indicated has sole voting and investment power over his or her shares.  As of May 2, 2011, there were 65,195,909 shares of Class A Common Stock issued and outstanding held by 623 holders of record, and 25,000 shares of Class B Common Stock issued and outstanding held by one holder of record.  In addition, there are 2,170 shares of Series B Preferred Stock issued and outstanding held by one holder of record.

Name (1)	Current Title	Shares Beneficially Owned	Percentage of Class Beneficially Owned	Title Of Class

		62,597,409(2)	96.01%	Class A Common
M. Lee Pearce, M.D.		25,000 (3)	100%	Class B Common
		2,170 (4)	100%	Series B Preferred

Timothy C. Lincoln	Class B Director,	1,053	*	Class A Common
	Acting Principal
	Executive Officer

	Class A Director,	-0-	*	Class A Common
Mary E. Thomas	Acting Principal
	Financial Officer

Jerome Fields, M.D.	Class A Director	100,000	*	Class A Common

All Directors and Executive		101,053	*	Class A Common
Officers as a Group
(3 Persons)
_____________
*Less than 1%.

(1)	The address for all persons listed above is c/o Le@P Technology, Inc., 5601 N. Dixie Highway, Suite 411, Fort Lauderdale, Florida 33334.

(2)
The shares of Class A Common Stock beneficially owned by Dr. Pearce include:  (i) 59,897,409 shares owned by the M. Lee Pearce Living Trust, of which Dr. Pearce is the 100% beneficial owner, (ii) 2,000,000 shares owned by PearTan, LLC, of which Dr. Pearce is the sole member, (iii) 700,000 shares owned by Broward Trading Corporation, of which Dr. Pearce is the sole shareholder, and (iv) 25,000 shares held by Dr. Pearce directly.  The calculation of Dr. Pearce’s beneficial ownership percentage does not take into account the exercise of options, if any, held by third parties, including options held by officers and directors.

(3)	These shares of Class B Common Stock are owned by Lauderdale Holdings, Inc. (“LHI”), a Florida corporation, of which Dr. Pearce is the sole shareholder.

(4)
These shares of Series B Preferred Stock do not have voting rights, and thus will not be eligible to vote at any meeting of stockholders (including the annual meeting), and are held by the M. Lee Pearce Living Trust, of which Dr. Pearce is the 100% beneficial owner.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The following describes certain transactions or relationships between the Company and its officers, directors and certain related parties in which any of them had or is to have a direct or indirect material interest.  Except as otherwise specifically set forth herein, for purposes of this section, the term “Company” also includes each of the Company’s subsidiaries.

Except as otherwise stated below, all transactions between and among the Company and its subsidiaries described below, its executive officers and the subsidiaries and each of their respective affiliates may involve conflicts of interest.  The Company believes that transactions with affiliates have been made on terms no less favorable to the Company than those available from unaffiliated third parties.

Relationships and Transactions with M. Lee Pearce, M.D.

Real Estate Acquisition

The Company owns real property in Broward County, Florida that was purchased from Bay Colony Associates, Ltd. (“Bay Colony”), an entity wholly-owned by M. Lee Pearce, M.D. (collectively, the “Majority Stockholder”), in exchange for a mortgage and note payable in the amount of $562,500.  The purchase price was based upon an independent third-party appraisal.  The long-term note was extended and replaced with a new long-term note in the same principal amount on March 17, 2006, January 15, 2010 and then again on January 15, 2010.  The note bears interest at the rate of 7% per annum.  Both principal and interest are due on the extended maturity date of January 8, 2012.

The Real Property is zoned light industrial and consists of approximately one and one-third (1-1/3) acres.

Funding Arrangement and Operating Loans

Because the Company expects to exhaust its limited cash resources in 2011, and does not have any active business operations to generate cash flow to fund its expenses, the Company will need to raise additional cash or cease operations and liquidate.  There can be no assurance that the Company will be successful in raising additional cash or avoiding a liquidation.  The accessible markets for debt and equity remain unfavorable and under distress, which has complicated and continues to hinder the Company’s efforts to obtain financing.  The Company has requested that the Majority Shareholder provide additional financing for the Company’s current and anticipated short-term expenses.  On February 22, 2010, March 3, 2010, and September 1, 2010 the Company received working capital loans from the Majority Shareholder in the amounts of $15,000, $130,000 and $60,000, respectively.  The loans are unsecured and evidenced by promissory notes which accrue interest at the prime rate.  Under the terms of these loans, interest and principal are due in one lump sum on the maturity date of January 8, 2011 for the $15,000 loan and January 8, 2012 for $130,000 and the $60,000 loans.  Subsequent to December 31, 2010, the Company received an additional working capital loan:  on January 6, 2011, the Company received a working capital loan from the Majority Shareholder in the amount of $125,000.  The loan is unsecured and evidenced by a promissory note which accrues interest at the prime rate.  Interest and principal are due in one lump sum on the maturity date of January 8, 2012.  Also subsequent to December 31, 2010, the Company consolidated three working capital loans (and their corresponding accrued interest) that matured on January 8, 2011 into one renewal note in the amount of $99,319.  With the exception of extending the maturity date until January 8, 2012, the terms of the renewal note are the same as the original notes.

The Majority Shareholder has no commitment or obligation to provide any additional financing to the Company.  If the Majority Shareholder, in its discretion, provides financing to the Company, there is no assurance that the Majority Shareholder will continue to do so in the future or regarding the terms, restrictions or conditions of any such financing that the Majority Shareholder may elect to provide to, or require with respect to, the Company.  The Company’s efforts to obtain and complete financing arrangements may require significant costs and expenditures, and if the Company succeeds in obtaining financing, the financing terms could result in substantial dilution of existing equity positions and increased interest expense.  And there can be no assurance that any financing obtained by the Company will provide for the Company’s operating and expense requirements, including over the short term.

The Company’s auditors have issued a “going concern” opinion on our audited financial statements.  This means that there is substantial doubt that we can continue as an on-going business for the next year unless we can succeed in obtaining additional funding or financing to pay our bills.  As previously disclosed, the Company has no operating revenues or other sources of funding, and its strategy of seeking to acquire a start-up business is not designed to generate any such revenues or funding in the near future.

The Company’s continued existence, therefore, depends entirely upon obtaining additional financing in the form of debt or equity investments, with respect to which it has no present commitments.  If the Company does not succeed in raising additional financing, it will be forced to cease operations, terminate its reporting as a public company and, ultimately, liquidate or dissolve, resulting in the complete loss of equity investments in the Company.

Director Independence

The members of the Board of Directors are not all “independent” under the definition of independence pursuant to NASDAQ National Market (“NASDAQ”) listing standards.  None of the members of the Audit Committee are “independent” under the definition of independence for audit committee members pursuant to the NASDAQ listing standards.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by Berenfeld Spritzer Shechter & Sheer, LLP (“Berenfeld”) regarding the audit of the Company’s financial statements for the fiscal year ended December 31, 2009, and the reviews of the financial statements included in the Company’s Forms 10-Q for the fiscal years 2010 and 2009, were approximately $27,500 and $56,500, respectively.

The aggregate fees billed for professional services rendered by Cherry, Bekaert & Holland, L.L.P. (“Cherry”) regarding the audit of the Company’s financial statements for the fiscal year ended December 31, 2010 were approximately $32,000.

Audit-Related Fees

The aggregate fees billed for audit-related services rendered by Berkowitz Dick Pollack and Brant, LLP (“BDPB”) to the Company, during the fiscal years ended December 31, 2010 and December 31, 2009, were $1,059 and $2,543, respectively.

Tax-Related Fees

The aggregate fees billed for tax-related services provided by BDPB in connection with tax compliance, tax consulting and tax planning services for the fiscal years ended December 31, 2010 and December 31, 2009, were approximately $9,515 and $13,344, respectively.  Cherry and Berenfeld provided no tax-related services during the fiscal years ended December 31, 2010 and December 31, 2009, respectively.

All Other Fees

The Company paid no other or additional fees to BDPB for the fiscal years ended December 31, 2010 and December 31, 2009.

Pre-approval of Services by the External Auditor

The Audit Committee has adopted a policy for pre-approval of audit and permitted non-audit services by the Company’s external auditor.  The Audit Committee will consider annually and, if appropriate, approve the provision of audit services by its external auditor and consider and, if appropriate, pre-approve, the provision of certain defined audit and non-audit services.  The Audit Committee will also consider on a case by case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved.  Of the Audit-Related Fees, Tax Fees and All Other Fees described above, the Audit Committee pre-approved the fees billed.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(3)	Exhibit Index.

The following is a list of exhibits filed (or previously filed, as noted below) as part of this Annual Report on Form 10-K/A.

EXHIBIT	DESCRIPTION

3.1.1
Certificate of Incorporation of Le@P Technology, Inc., filed March 20, 1997 with the Delaware Secretary of State (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders, as filed with the Securities Exchange Commission (the “SEC”) on April 11, 1997).

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

10.17	Promissory Note dated September 1, 2010 in the principal amount of $60,000 in favor of M. Lee Pearce Living Trust.*

10.18	Promissory Note dated January 6, 2011 in the principal amount of $125,000 in favor of M. Lee Pearce Living Trust.*

21	Subsidiaries of the Registrant.*

31.1	Certification of the Acting Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32	Certification of the Acting Principal Executive Officer and the Acting Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1
Current Report on Form 8-K dated January 28, 2011, relating to an event dated January 25, 2011.  Pursuant to Item 4.01 of such Current Report, the Registrant reported the change in Registrant’s Certifying Accountants*

99.2
Current Report on Form 8-K dated February 1, 2011, relating to an event dated January 31, 2011.  Pursuant to Item 1.01 of such Current Report, the Registrant reported the renewal of a promissory note to Bay Colony Associates, Ltd.*

* Previously filed.
** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LE@P TECHNOLOGY, INC.

By:	/s/Timothy Lincoln
Timothy Lincoln,
Acting Principal Executive Officer

By:	/s/ Mary E. Thomas
Mary E. Thomas,
Acting Principal Financial Officer

Dated:  May 2, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Timothy Lincoln	Acting Principal Executive Officer and Director	May 2, 2011
Timothy Lincoln

/s/ Mary E. Thomas	Acting Principal Financial Officer and Director	May 2, 2011
Mary E. Thomas

/s/ Jerome Fields, M.D.	Director	May 2, 2011
Jerome Fields, M.D.