Form 10-Q
period 2011-03-31
LEAP TECHNOLOGY INC / DE
filed 2011-05-16
CIK 110027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 0-5667

Le@P Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	65-0769296
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

5601 N. Dixie Hwy., Suite 411, Ft. Lauderdale, FL	33334
(Address of Principal Executive Offices)	(Zip Code)

(954) 771-1772
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant has been required to submit and post such files). ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No

Class A Common Stock, par value $0.01 per share: 65,195,909 shares outstanding as of May 16, 2011
Class B Common Stock, par value $0.01 per share: 25,000 shares outstanding as of May 16, 2011

LE@P TECHNOLOGY, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2011	2010
Assets

Current assets:
Cash	$49,456	$2,448
Prepaid expenses	17,204	3,452
Total current assets	66,660	5,900

Property and equipment, net	400,000	400,000

Other assets	860	860

Total assets	$467,520	$406,760

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(continued)
(Unaudited)

	March 31,	December 31,
	2011	2010

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued expenses	$12,138	$9,141
Accrued professional fees	59,000	55,750
Accrued compensation and related liabilities	16,915	11,252
Short-term notes payable to related party	976,819	657,500
Short-term accrued interest payable to related party	205,632	192,841
Total current liabilities	1,270,504	926,484

Long-term notes payable to related party	—	190,000

Long-term accrued interest payable to related party	—	4,159

Total liabilities	1,270,504	1,120,643

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $0.001 par value per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at March 31, 2011 and December 31, 2010.	2,170,000	2,170,000
Class A Common Stock, $0.01 par value 149,975,000 shares authorized and 65,280,759 shares issued at March 31, 2011 and December 31, 2010.	652,808	652,808
Class B Common Stock, $0.01 par value per share. Authorized, issued and outstanding 25,000 shares at March 31, 2011 and December 31, 2010.	250	250
Additional paid-in capital	35,981,387	35,981,387
Accumulated deficit	(39,557,969)	(39,468,868)
Treasury stock, at cost, 84,850 shares at March 31, 2011 and December 31, 2010.	(49,460)	(49,460)
Total stockholders’ deficiency	(802,984)	(713,883)
Total liabilities and stockholders’ deficiency	$467,520	$406,670

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2011	2010

Revenue	$—	$—

Expenses:
Salaries and benefits	10,711	12,302
Professional fees	43,310	30,128
General and administrative	22,130	25,871
Total expenses	76,151	68,301

Other income (expense):
Interest expense	(12,950)	(10,487)
Interest income	—	7
Rental income	—	10,794
Total other income (expense)	(12,950)	314

Loss before income taxes	(89,101)	(67,987)

Provision for income taxes	—	—

Net loss	(89,101)	(67,987)

Dividends undeclared on cumulative preferred stock	54,250	54,250

Net loss attributable to common stockholders	$(143,351)	$(122,237)

Basic and diluted net loss per share:
Net loss per common share-Class A	$(0.00)	$(0.00)
Net loss per common share-Class B	$(0.00)	$(0.00)
Net loss attributable to common stockholders	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	65,305,759	65,305,759

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(89,101)	$(67,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	339
Loss on sale of asset	—	700
Changes in operating assets and liabilities:
Accounts receivable	—	(17,784)
Prepaid expenses and other current assets	(13,752)	(9,322)
Other assets	—	13,986
Accounts payable and accrued expenses	2,997	1,938
Accrued interest payable to related party	12,951	10,488
Accrued compensation and related liabilities	5,663	(5,138)
Accrued professional fees	3,250	26,375
Net cash used in operating activities	(77,992)	(46,405)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	700
Net cash provided by investing activities	—	700

Cash flows from financing activities:
Proceeds from notes payable-related party	125,000	145,000
Net cash provided by financing activities	125,000	145,000

Net increase in cash	47,008	99,295
Cash at beginning of period	2,448	15,090
Cash at end of period	$49,456	$114,385

Supplemental disclosure of cash flow information
Interest paid	$—	$—
Income taxes paid	$—	$—

Noncash financing activities
Capitalized accrued interest payable	$4,319	$—

Le@P Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2011
(Unaudited)

1.	The Company

Le@P Technology, Inc. and Subsidiaries (“Le@P” or the “Company”), formerly known as Seal Holdings Corporation, is a holding company that was formerly pursuing a strategy of acquiring and commercializing synergistic technologies to develop advanced products but has since then ceased investigating or consummating future investment and acquisition opportunities.

Notwithstanding the cessation of investment or acquisition activity, the Company may from time to time consider investment or acquisition opportunities which otherwise come to the attention of the Board of Directors of the Company (the “Board”).  The ability of the Company to pursue or ultimately consummate any such investment or acquisition opportunities will be dependent upon, among other things, its ability to obtain financing for such activities.

The only significant asset of the Company is its ownership of certain land in Broward County, Florida.  The land is zoned light industrial and consists of approximately one and one-third acres.  The Company’s lease of its Real Property to a tenant has expired and the Company has no immediate prospect of replacing the tenant.

Operating Losses and Cash Flow Deficiencies

The Company has experienced operating losses and deficiencies in operating cash flows.  Until the Company secures financing for and acquires operations or other revenue generating activities to become self-sufficient, the Company will remain dependent upon other sources of capital.  In the past, such capital has come from the Company’s majority stockholder, M. Lee Pearce, M.D. (the “Majority Stockholder”), and the proceeds from the Company’s sale of its investment in Healthology, Inc. (“Healthology”).

The Company has exhausted its liquid cash resources, and presently depends entirely upon loans from the Majority Stockholder to cover operating expenses for the remainder of this calendar year. The Company’s cash, in the aggregate amount of  $49,456 as of March 31, 2011, will not be sufficient to cover the current levels of operating expenses for more than a few months of 2011 beyond the date of this Current Report.

The Majority Stockholder has no commitment or obligation to provide any additional financing.  If the Majority Stockholder, in its discretion, provides such financing, there is no assurance that the Majority Stockholder will continue to do so in the future or regarding the terms of any such financing that the Majority Stockholder may elect to provide the Company.  The Company’s efforts to obtain financing may require significant costs and expenditures, and if the Company succeeds in obtaining financing, the financing terms could result in substantial dilution of existing equity positions and increased interest expense.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Le@P Technology, Inc. Annual Report on Form 10-K for the year ended December 31, 2010.

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

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force (“ASU 2010-17”). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This statement is effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The implementation of ASU 2010-17 did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB amended its existing guidance for goodwill and other intangible assets. This authoritative guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This authoritative guidance becomes effective for the Company in fiscal 2012. The implementation of this authoritative guidance is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In April 2011, the FASB issued new guidance clarifying when a debt restructuring by a creditor constitutes a troubled debt restructuring, which is effective July 1, 2011 for all restructurings that occurred on or after January 1, 2011. Specifically, the guidance clarifies that a troubled debt restructuring only exists when a creditor makes a concession in interest rates or payment terms to a debtor experiencing financial difficulties. It provides additional guidance on determining what constitutes a concession, and on the use of probability in determining if a debtor could be experiencing financial difficulty prior to defaulting on payments. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

3.	Notes Payable to Related Parties

Parkson Property LLC (“Parkson”), a wholly-owned subsidiary of the Company, owns real property in Broward County, Florida (the “Real Property”).  Parkson purchased the Real Property on September 28, 2001 from Bay Colony Associates, Ltd. (“Bay Colony”), an entity wholly-owned by the Majority Stockholder.  The purchase price was based upon an independent third-party appraisal.  The long-term note and mortgage on the Real Property was replaced with a new long-term note with principal in the amount of $562,500, first on March 17, 2006, then on October 24, 2007, then on January 15, 2010, and then again on January 31, 2011 (the “2011 Parkson Replacement Note”).  The 2011 Parkson Replacement Note bears interest at the rate of 7% per annum.  The principal and interest on the note substantially exceed the value of the Real Property, and are due on the note’s maturity date of January 8, 2012.

On January 31, 2011, the Company consolidated three working capital loans (and their corresponding accrued interest of $4,319) that matured on January 8, 2011 into one renewal note in the amount of $99,319 that matures on January 8, 2012.  With the exception of extending the maturity date until January 8, 2012, the terms of the renewal note are the same as the original notes.

On March 3, 2010, September 1, 2010, and January 6, 2011 the Company received working capital loans from the Majority Stockholder in the amount of $130,000, $60,000 and $125,000, respectively.  All three of the loans are unsecured and evidenced by promissory notes which accrue interest at the prime rate.  Interest and principal are due in one lump sum on the maturity date of January 8, 2012.

Subsequent to March 31, 2011, the Company received an additional working capital loan on April 22, 2011 in the amount of $100,000.  The loan is unsecured and evidenced by a promissory note which accrues interest at the prime rate.  Interest and principal are due in one lump sum on the maturity date of January 8, 2012.

4.	Financial Instruments and Fair Values

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.

The carrying amount of cash and other assets approximates fair value due to the short-term maturities of these instruments.

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

Forward Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to the Company’s business strategy and expected liquidity, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein include, without limitation, the items listed below:

●           The ability to raise capital;
●           The ability to execute the Company’s strategy in a very competitive environment;
●           The degree of financial leverage;
●           The ability to control future operating and other expenses;
●           Risks associated with the capital markets and investment climate;
●           Risks associated with acquisitions and their integration;
●           Regulatory considerations under the Investment Company Act of 1940;
●           Contingent liabilities; and
●  Other risks referenced from time to time in the Company’s filings with the Securities and Exchange Commission.

The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Strategy

The Company has previously ceased investigating or consummating future investment and acquisition opportunities. Notwithstanding this, the Company may from time to time consider investment or acquisition opportunities which otherwise come to the attention of the Board.  The ability of the Company to pursue and ultimately consummate any such investment or acquisition opportunities will be dependent upon, among other things, the Company’s ability to obtain financing for such activities.

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

Liquidity and Cash Requirements

The Company has practically exhausted its liquid cash resources.  The Company’s cash, in the aggregate amount of  $49,456 as of March 31, 2011, will not be sufficient to cover the current levels of operating expenses for more than a few months of 2011 beyond the date of this Current Report.  The Company’s lease of its Real Property to a tenant has expired and the Company does not expect to obtain a new tenant in the short-term future.  Therefore, the Company entirely depends upon continued working capital advances from its Majority Stockholder.

On January 31, 2011, the Company consolidated three working capital loans (and their corresponding accrued interest of $4,319) that matured on January 8, 2011 into one renewal note in the amount of $99,319 that matures on January 8, 2012.  With the exception of extending the maturity date until January 8, 2012, the terms of the renewal note are the same as the original notes.

On March 3, 2010, September 1, 2010, and January 6, 2011 the Company received working capital loans from the Majority Stockholder in the amount of $130,000, $60,000 and $125,000, respectively.  All three of the loans are unsecured and evidenced by promissory notes which accrue interest at the prime rate.  Interest and principal are due in one lump sum on the maturity date of January 8, 2012.

Subsequent to March 31, 2011, the Company received an additional working capital loan on April 22, 2011 in the amount of $100,000.  The loan is unsecured and evidenced by a promissory note which accrues interest at the prime rate.  Interest and principal are due in one lump sum on the maturity date of January 8, 2012.

The Company’s condensed consolidated financial statements for the twelve months ended December 31, 2010 and March 31, 2011 have been prepared on a going-concern basis, which contemplates the realization of assets and liabilities in the normal course of business. This means that there is substantial doubt that the Company can continue as an on-going business for the next year unless the Company can succeed in obtaining additional financing to pay its bills.  The Company has no operating revenues and even if the Company were to acquire a start-up business, that strategy is neither designed nor expected to generate any such revenues in the near future.  The Company is continuing to pursue additional external funding or investment, and will also actively seek further to reduce operating expenses.

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

The Company’s continued existence, therefore, depends entirely upon obtaining additional financing in the form of debt or equity for which the Company has no present commitments.  If the Company does not succeed in raising additional financing, it will be forced to cease operations, terminate its reporting as a public company and ultimately, liquidate or dissolve, resulting in the loss of equity investments in the Company.

Financial Condition at March 31, 2011 Compared to December 31, 2010

The Company’s total assets increased from approximately $407,000 at the end of 2010 to approximately $468,000 at March 31, 2011, primarily reflecting the increase in cash from receipt of the $125,000 working capital loan from the Majority Stockholder on January 6, 2011, offset by the use of approximately $76,000 for operating expenses.

The Company’s total liabilities increased from approximately $1,121,000 at the end of 2010 to approximately $1,271,000 at March 31, 2011, primarily due to the Company’s incurring liabilities under short-term notes payable to a related party of $125,000, and an increase in interest payable to a related party (classified as short-term for the current year).

The Company’s working capital deficit increased from approximately ($519,724) at the end of 2010 to approximately ($802,984) at March 31, 2011, primarily reflecting the reclassification of certain of the Company’s obligations for principal and accrued interest to the Majority Shareholder from a long term liability at the end of 2010 to a short term liability at March 31, 2011.

Comparison of Results of Operations for the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

The Company’s net operating loss increased from approximately $68,000 for the three months ended March 31, 2010 to approximately $89,000 for the three months ended March 31, 2011.  The variance primarily reflects an increase in professional fees of approximately $13,000 and lack of rental income in the three months ending March 31, 2011 (as compared to approximately $11,000 of rental income in the three months ended March 31, 2010).

Item 3.                   Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.                   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).   As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of the Company’s Acting Principal Executive Officer and Acting Principal Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2011, the end of the period covered by this report.  Based on that review and evaluation, the Acting Principal Executive Officer and Acting Principal Financial Officer, along with the management of the Company, have determined that as of March 31, 2011, the disclosure controls and procedures are effective.

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

As of March 31, 2011, the Company is not involved in any material claims or lawsuits.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of equity securities during the fiscal quarter ending March 31, 2011.

Item 3.                   Defaults Upon Senior Securities

None.

Item 4.                   [Removed and Reserved]

Item 5.                   Other Information

None.

Item 6.	Exhibits

10.37	Promissory note dated April 21, 2011, in the principal amount of $100,000 issued to the M. Lee Pearce Living Trust.*

31.1	Certification of Acting Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Acting Principal Executive Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Acting Principal Financial Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.*

*  Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LE@P TECHNOLOGY, INC.

Dated: May 16, 2011	By:	/s/ Timothy Lincoln
Timothy Lincoln
Acting Principal Executive Officer

	By:	/s/ Mary E. Thomas
Mary E. Thomas
Acting Principal Financial Officer

Exhibit Index

Exhibit	Description

10.37	Promissory Note dated April 21, 2011, in the principal amount of $100,000 issued to the M. Lee Pearce Living Trust.

31.1	Certification of Acting Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Acting Principal Executive Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Acting Principal Financial Officer relating to Periodic Financial Report pursuant to 18 U.S.C. Section 1350.