Form 10-Q
period 2011-06-30
LEAP TECHNOLOGY INC / DE
filed 2011-08-15
CIK 110027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from____________to____________
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [☐ Yes   ☑ No]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant has been required to submit and post such files). ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

Class A Common Stock, par value $0.01 per share: 65,195,909 shares outstanding as of August 15, 2011
Class B Common Stock, par value $0.01 per share: 25,000 shares outstanding as of August 15, 2011

LE@P TECHNOLOGY, INC. AND SUBSIDIARIES

PART I.                 FINANCIAL INFORMATION

Item 1.	Financial Statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2011	2010
Assets

Current assets:
Cash	$37,112	$2,448
Prepaid expenses	13,148	3,452
Total current assets	50,260	5,900

Property and equipment, net	400,000	400,000

Other assets	860	860

Total assets	$451,120	$406,760

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(continued)
(Unaudited)

	June 30,	December 31,
	2011	2010

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued expenses	$12,378	$9,141
Accrued professional fees	42,000	55,750
Accrued compensation and related liabilities	14,291	11,252
Short-term notes payable to related party	1,076,819	657,500
Short-term accrued interest payable to related party	219,428	192,841
Total current liabilities	1,364,916	926,484

Long-term notes payable to related party	-	190,000

Long-term accrued interest payable to related party	-	4,159

Total liabilities	1,364,916	1,120,643

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $0.001 par value per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at June 30, 2011 and December 31, 2010.	2,170,000	2,170,000
Class A Common Stock, $0.01 par value 149,975,000 shares authorized and 65,280,759 shares issued at June 30, 2011 and December 31, 2010.	652,808	652,808
Class B Common Stock, $0.01 par value per share. Authorized, issued and outstanding 25,000 shares at June 30, 2011 and December 31, 2010.	250	250
Additional paid-in capital	35,981,387	35,981,387
Accumulated deficit	(39,668,781)	(39,468,868)
Treasury stock, at cost, 84,850 shares at June 30, 2011 and December 31, 2010.	(49,460)	(49,460)
Total stockholders’ deficiency	(913,796)	(713,883)
Total liabilities and stockholders’ deficiency	$451,120	$406,670

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010

Revenue		$-		$-		$-		$-

Expenses:
Salaries and benefits		6,369		10,369		17,079		22,671
Professional fees		56,076		27,143		99,386		57,270
General and administrative		34,570		33,965		56,700		59,836
Total expenses		97,015		71,477		173,165		139,777

Other income (expense):
Interest expense		(13,797)		(11,537)		(26,748)		(22,025)
Interest income		-		-		-		7
Rental income		-		(7,503)		-		3,291
Total other income (expense)		(13,797)		(19,040)		(26,748)		(18,727)

Loss before income taxes		(110,812)		(90,517)		(199,913)		(158,504)

Provision for income taxes		-		-		-		-

Net loss		(110,812)		(90,517)		(199,913)		(158,504)

Dividends undeclared on cumulative preferred stock		54,250		54,250		108,500		108,500

Net loss attributable to common stockholders		$(165,062)		$(144,767)		$(308,413)		$(267,004)

Basic and diluted net loss per share:
Net loss per common share	$	(0.00)	$	(0.00)	$	(0.00)	$	(0.00)
Net loss attributable to common stockholders	$	(0.00)	$	(0.00)	$	(0.00)	$	(0.00)

Basic and diluted weighted average shares outstanding		65,305,759		65,305,759		65,305,759		65,305,759

See notes to condensed consolidated financial statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(199,913)	$(158,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	340
Loss on sale of asset	-	1,798
Changes in operating assets and liabilities:
Accounts receivable	-	3,705
Prepaid expenses and other current assets	(9,696)	(5,466)
Other assets	-	19,185
Accounts payable and accrued expenses	3,237	(783)
Accrued interest payable to related party	26,747	22,025
Accrued compensation and related liabilities	3,039	2,757
Accrued professional fees	(13,750)	(11,000)
Net cash used in operating activities	(190,336)	(125,943)

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	700
Net cash provided by investing activities	-	700

Cash flows from financing activities:
Proceeds from notes payable-related party	225,000	145,000
Net cash provided by financing activities	225,000	145,000

Net increase in cash	34,664	19,757
Cash at beginning of period	2,448	15,090
Cash at end of period	$37,112	$34,847

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

Noncash financing activities
Capitalized accrued interest payable	$4,319	$-

Le@P Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2011
(Unaudited)

1.	The Company

Le@P Technology, Inc. and Subsidiaries (the “Company”), formerly known as Seal Holdings Corporation, is a holding company that was formerly pursuing a strategy of acquiring and commercializing synergistic technologies to develop advanced products.  However, the prevailing environment in the U.S. economy and credit markets have not allowed the Company to obtain the financing required to consummate an acquisition, and in 2009, the Company’s Board of Directors (the “Board”) determined to cease for the foreseeable future investigating or seeking to consummate further investment and acquisition opportunities.

Notwithstanding this, the Company may from time to time consider investment or acquisition opportunities which otherwise come to the attention of the Board or its acting officers.  The ability of the Company to pursue or ultimately consummate any such opportunities would be dependent upon, among other things, its ability to obtain the necessary funding or financing for such activities, which the Company is unlikely to be able to obtain in the current capital markets and investment and financing climate.

The Company currently has no revenue-producing activities or business operations.  The only significant asset of the Company is its indirect ownership of certain land in Broward County, Florida (the “Real Property”) through Parkson Property LLC (“Parkson”), a wholly-owned subsidiary of the Company.  The land is zoned light industrial and consists of approximately one and one-third acres.  The Company’s lease of its Real Property expired in March 2010.  The Company has decided not to re-lease the Real Property at the present time and will continue to analyze and explore alternatives regarding the Real Property (including its possible sale).  The Company’s decision not to re-lease the Real Property is based in significant part upon its determination that, under current market conditions, certain improvements would be required to be made to the Real Property before it could be leased.  However, the Company does not presently have the necessary liquid cash resources (or access to sources of funding or financing) to make such improvements and has no expectation of being able to secure cash or other funding or financing to make such improvements in the foreseeable future.  Consequently, the Company is realizing no revenue or income in respect of its Real Property and has no prospects of realizing revenue or income from its Real Property in the foreseeable future but continues to incur costs relating to its ownership, maintenance, and insurance of its Real Property (including, without limitation, annual property taxes).  The outstanding principal and interest owed by Parkson in connection with its purchase of the Real Property substantially exceeds the value of the Real Property.  (For a discussion of Parkson’s indebtedness relating to its purchase of the Real Property, see Note no. 3 “Notes Payable to Related Parties” to these Notes to Condensed Consolidated Financial Statements, below.)

Operating Losses and Cash Flow Deficiencies

Because the Company currently has no revenue-producing activities or business operations but continues to incur operating expenses, the Company has been experiencing and continues to experience operating losses and deficiencies in operating cash flows.

Unless the Company secures the necessary cash, funding or financing for and consummates a transaction to acquire or invest in operations or other revenue-producing activities or business operations to become self-sufficient (which it is unlikely to be able to do), the Company will remain dependent upon other sources of capital or will be forced to cease operations and liquidate.  In the past, such capital has come from the M. Lee Pearce Living Trust, of which M. Lee Pearce, M.D. (the Company’s majority stockholder) is the 100% beneficial owner, and the proceeds from the Company’s sale (in 2005) of its investment in Healthology, Inc.  (When used in this report, the term “Majority Stockholder Trust” refers to the M. Lee Pearce Living Trust and the term “Majority Stockholder” refers to M. Lee Pearce, M.D.)

The Company has nearly exhausted its liquid cash resources, and presently depends entirely upon loans from the Majority Stockholder Trust to cover operating expenses for the remainder of this calendar year.  Based on historical operating expenses (including legal and accounting expenses) and based on estimated projections of the anticipated operating expenses going forward, the Company’s cash, in the aggregate amount of $37,112 as of June 30, 2011, likely will not be sufficient to cover the current levels of operating expenses beyond the end of the quarterly period ending September 30, 2011.  There can be no assurance that the Company will be successful in raising additional cash or avoiding liquidation.

The Company has requested that the Majority Stockholder Trust or the Majority Stockholder provide additional cash, funding or financing for the Company’s current and anticipated operations beyond the quarterly period ending September 30, 2011 and at a minimum through the end of the current fiscal year ending December 31, 2011.  However, neither the Majority Stockholder Trust nor the Majority Stockholder is under any commitment or obligation to provide any additional cash, funding or financing to the Company.  If the Majority Stockholder Trust or the Majority Stockholder, in its or his discretion, determines to provide any cash, funding or financing, there is no assurance that the Majority Stockholder Trust or the Majority Stockholder will continue to do so in the future, and there is no assurance regarding the terms and conditions relating to any such cash, funding or financing.  The Company’s efforts to obtain cash, funding or financing may require significant costs and expenditures, and if the Company succeeds in obtaining cash, funding or financing, the terms and conditions relating thereto could result, among other things, in substantial dilution of existing equity positions and increased interest expense.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) amended its existing guidance for goodwill and other intangible assets. This authoritative guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This authoritative guidance becomes effective for the Company in fiscal 2012. The implementation of this authoritative guidance is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

In May 2011, the FASB issued Accounting Standard Update (“ASU”) 2011-04, which generally aligns the principles for fair value measurements contained in Accounting Standard Codification (“ASC”) 820, and the related disclosures under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments to ASC 820 generally relate to changes to a principle or requirement for measuring fair value, clarifications of the FASB’s intent regarding the application of existing requirements and additional disclosure requirements. This ASU is effective in interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company is presently evaluating the impact, if any of this ASU on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 amending ASC Topic 220 related to comprehensive income. The amendment to ASC 220 requires companies to present items of net income, items of other comprehensive income (“OCI”) and total comprehensive income in one continuous statement or two separate but consecutive statements. Companies will no longer be allowed to present OCI in the statement of stockholders’ equity. The reclassification adjustments between OCI and net income will be presented separately on the face of the financial statements. This ASU is effective in interim and annual periods beginning after December 15, 2011. Early adoption is permitted. The Company is presently evaluating the impact, if any, of this ASU on its consolidated financial statements.

3.	Notes Payable to Related Parties

Parkson, a wholly-owned subsidiary of the Company, is indebted to Bay Colony Associates, Ltd. (“Bay Colony”), an entity wholly-owned by the Majority Stockholder, under a renewal promissory note dated January 31, 2011 in the principal amount of $562,500, which replaced certain prior notes by Parkson to Bay Colony relating to Parkson’s purchase of the Real Property (the “2011 Parkson Replacement Note”).  The 2011 Parkson Replacement Note bears interest at the rate of 7% per annum.  The principal and interest on the 2011 Parkson Replacement Note substantially exceed the value of the Real Property, and are due in one lump sum on the note’s maturity date of January 8, 2012.

On March 3, 2010, September 1, 2010, and January 6, 2011 the Company received working capital loans from the Majority Stockholder Trust in the amount of $130,000, $60,000 and $125,000, respectively.  All three of the loans are unsecured and evidenced by promissory notes which accrue interest at the prime rate (3.25% as of June 30, 2011).  Interest and principal are due in one lump sum on the maturity date of January 8, 2012.

On January 31, 2011, the Company consolidated three working capital loans made in the prior fiscal year by the Majority Stockholder Trust (and their corresponding accrued interest of $4,319) that matured on January 8, 2011 into one renewal note in the amount of $99,319 that matures on January 8, 2012.  Interest and principal are due in one lump sum on the maturity date.  With the exception of extending the maturity date until January 8, 2012, the terms of the renewal note are the same as the original notes.

The Company received an additional working capital loan on April 22, 2011 in the amount of $100,000 from the Majority Stockholder Trust.  The loan is unsecured and evidenced by a promissory note which accrues interest at the prime rate (3.25% as of June 30, 2011).  Interest and principal are due in one lump sum on the maturity date of January 8, 2012.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations

Forward Looking Statements

Certain statements in this Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to the Company’s business strategy and expected liquidity, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein include, without limitation, the items listed below:

•	The ability to continue as a going concern, regarding which there is substantial doubt;
•
The near exhaustion of liquid cash resources and the continued dependence for all funding needs (including, without limitation, the ability to fund operations) on continued cash, funding or financing from the Majority Stockholder or the Majority Stockholder Trust;

•	The ability to raise capital or obtain cash, funding or financing from sources other than the Majority Stockholder or the Majority Stockholder Trust;
•	Risks associated with the capital markets, investment, financing and acquisition environment;
•	The ability to control future operating and other expenses;
•	The ability to pursue or consummate any investment or acquisition opportunities that may come to the attention of the Board or the acting officers;
•
The ability to attract, retain, and compensate qualified management and personnel in the event of the consummation of an investment or acquisition or in the event that the Company re-commences active operations or re-commences actively investigating, pursuing or consummating possible investment or acquisition opportunities;

•	Contingent liabilities; and
•	Other risks referenced from time to time in the Company’s filings with the Securities and Exchange Commission.

The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Strategy

The Company currently has no revenue-producing activities or business operations.  The only significant asset of the Company is its ownership of the Real Property.  The Company’s lease of its Real Property expired in March 2010.   The Company decided not to re-lease the Real Property at the present time and will continue to analyze and explore alternatives regarding the Real Property (including its possible sale).      The Company’s decision not to re-lease the Real Property is based in significant part upon its determination that, under current market conditions, certain improvements would be required to be made to the Real Property before it could be leased.  However, the Company does not presently have the necessary liquid cash resources (or access to sources of funding or financing) to make such improvements and has no expectation of being able to secure cash or other funding or financing to make such improvements in the foreseeable future.  Consequently, the Company is realizing no revenue or income in respect of its Real Property and has no prospects of realizing revenue or income from its Real Property in the foreseeable future but continues to incur costs relating to its ownership, maintenance, and insurance of its Real Property (including, without limitation, annual property taxes).  The outstanding principal and interest owed by Parkson in connection with its purchase of the Real Property substantially exceeds the value of the Real Property.  (For a discussion of Parkson’s indebtedness relating to its purchase of the Real Property, see Note no. 3 “Notes Payable to Related Parties” to the Notes to Condensed Consolidated Financial Statements, above.)

The Company previously ceased investigating, pursuing or consummating possible investment or acquisition opportunities.  Notwithstanding this, the Company may from time to time consider investment or acquisition opportunities which otherwise come to the attention of the Board or its acting officers.  The ability of the Company to pursue, reach agreement on or ultimately consummate any such opportunities would be dependent upon, among other things, its ability to obtain the necessary cash, funding or financing for such activities, which the Company is unlikely to be able to obtain in the current capital markets and investment and financing climate.

Competition

The Company faces a highly competitive, rapidly evolving business environment if the Company were to resume its attempts to seek, identify and capitalize upon acquisition or investment opportunities.  Competitors include a wide variety of individual inventors, venture capital funds, private equity funds, mutual funds, strategic investors and acquirers and other organizations, many with access to capital and significantly greater management, technology and financial resources than the Company.

Liquidity and Cash Requirements

The Company has nearly exhausted its liquid cash resources.  Based on historical operating expenses (including legal and accounting expenses) and based on estimated projections of the anticipated operating expenses going forward, the Company’s cash, in the aggregate amount of  $37,112 as of June 30, 2011, likely will not be sufficient to cover the current levels of operating expenses beyond the end of the quarterly period ending September 30, 2011.  The Company’s lease of its Real Property has expired, and the Company does not expect to obtain a new tenant in the near term.  Consequently, the Company is realizing no revenue or income in respect of its Real Property.  Therefore, the Company depends entirely upon continued cash, funding or financing from the Majority Stockholder Trust or the Majority Stockholder or from an alternative source of funding or financing however, no such alternative source of cash, funding or financing has been identified.

On March 3, 2010, September 1, 2010, and January 6, 2011 the Company received working capital loans from the Majority Stockholder Trust in the amount of $130,000, $60,000 and $125,000, respectively.  All three of the loans are unsecured and evidenced by promissory notes which accrue interest at the prime rate (3.25% as of June 30, 2011).  Interest and principal are due in one lump sum on the maturity date of January 8, 2012.

On January 31, 2011, the Company consolidated three working capital loans made in the prior fiscal year by the Majority Stockholder Trust (and their corresponding accrued interest of $4,319) that matured on January 8, 2011 into one renewal note in the amount of $99,319 that matures on January 8, 2012.  Interest and principal are due in one lump sum on the maturity date.  With the exception of extending the maturity date until January 8, 2012, the terms of the renewal note are the same as the original notes.

The Company received an additional working capital loan on April 22, 2011 in the amount of $100,000 from the Majority Stockholder Trust.  The loan is unsecured and evidenced by a promissory note which accrues interest at the prime rate (3.25% as of June 30, 2011).  Interest and principal are due in one lump sum on the maturity date of January 8, 2012.

The Company’s condensed consolidated financial statements for the twelve months ended December 31, 2010 and the three and six month periods ended June 30, 2011 have been prepared on a going concern basis, which means that there is substantial doubt that the Company can continue as an on-going business for the next year unless the Company can succeed in obtaining additional financing to pay its bills.  The Company continues to incur operating expenses but has no operating revenues.  Even if the Company were to acquire a start-up or other business, that strategy is neither designed nor expected to generate any revenues in the near future.  The Company will actively seek further to reduce operating expenses and will continue to analyze and explore alternatives regarding the Company’s Real Property (including its possible sale).

Because the Company expects to exhaust its cash resources within a very short time following the end of the quarterly period ending September 30, 2011, and does not have any income-producing assets or business operations that generate cash flow to fund operations, the Company will need to raise additional cash or cease operations and liquidate.  There can be no assurance that the Company will be successful in raising additional cash or avoiding liquidation.  The markets for debt and equity capital remain unfavorable and depressed, particularly for companies in the Company’s state, which make it unlikely that the Company could obtain cash, funding or financing in the current capital markets.

The Company has requested that the Majority Stockholder Trust or the Majority Stockholder provide additional cash, funding or financing for the Company’s current and anticipated operations beyond the quarterly period ending September 30, 2011 and at a minimum through the end of the current fiscal year ending December 31, 2011. However, neither the Majority Stockholder Trust nor the Majority Stockholder is under any commitment or obligation to provide any additional cash, funding or financing to the Company.  If the Majority Stockholder Trust or the Majority Stockholder, in its or his discretion, determines to provide any cash, funding or financing, there is no assurance that the Majority Stockholder Trust or the Majority Stockholder will continue to do so in the future, and there is no assurance regarding the terms and conditions relating to any such cash, funding or financing.  The Company’s efforts to obtain cash, funding or financing may require significant costs and expenditures, and if the Company succeeds in obtaining cash, funding or financing, the terms and conditions relating thereto could result, among other things, in substantial dilution of existing equity positions and increased interest expense.

Financial Condition at June 30, 2011 Compared to December 31, 2010

The Company’s total assets increased from approximately $407,000 at the end of 2010 to approximately $451,000 at June 30, 2011, primarily reflecting the increase in cash from receipt, in the aggregate, of $225,000 in working capital loans from the Majority Stockholder on January 6, 2011 and April 22, 2011 offset by the use of approximately $200,000 for operating expenses.

The Company’s total liabilities increased from approximately $1,121,000 at the end of 2010 to approximately $1,365,000 at June 30, 2011, primarily due to the Company’s incurring liabilities under short-term notes payable to a related party of $225,000, and an increase in interest payable to a related party (classified as short-term for the current year).

The Company’s working capital deficit increased from approximately ($921,000) at the end of 2010 to approximately ($1,315,000) at June 30, 2011, primarily reflecting the reclassification of certain of the Company’s obligations for principal and accrued interest to the Majority Stockholder from a long term liability at the end of 2010 to a short term liability at June 30, 2011.

Comparison of Results of Operations for the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010

The Company’s net operating loss increased from approximately $91,000 for the three months ended June 30, 2010 to approximately $111,000 for the three months ended June 30, 2011.  The variance primarily reflects an increase in professional fees of approximately $29,000.

Comparison of Results of Operations for the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

The Company’s net operating loss increased from approximately $159,000 for the six months ended June 30, 2010 to approximately $200,000 for the six months ended June 30, 2011.  The variance primarily reflects an increase in professional fees of approximately $42,000.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).   As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of the Company’s Acting Principal Executive Officer and Acting Principal Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2011, the end of the period covered by this report.  Based on that review and evaluation, the Acting Principal Executive Officer and Acting Principal Financial Officer, along with the management of the Company, have determined that as of June 30, 2011, the disclosure controls and procedures are effective.

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

As of June 30, 2011, the Company is not involved in any material claims or lawsuits.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of equity securities during the fiscal quarter ending June 30, 2011.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Acting Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Acting Principal Executive Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Acting Principal Financial Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LE@P TECHNOLOGY, INC.

Dated: August 15, 2011	By:	/s/ Timothy Lincoln
Timothy Lincoln
Acting Principal Executive Officer

By:	/s/ Mary E. Thomas
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