Form 10-Q/A
period 2011-06-30
LEAP TECHNOLOGY INC / DE
filed 2011-09-08
CIK 110027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
Amendment No. 1
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant has been required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) amends the Quarterly Report on Form 10-Q of Le@P Technology, Inc. (the “Company”) for the quarterly period year ended June 30, 2011, as originally filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2011 (the “Original 10-Q”).

The Company is filing this Amendment No. 1 pursuant to Rule 405(a)(2) of Regulation S-T to submit its first Interactive Data File within the 30-day grace period permitted thereunder.  The sole purpose of this Amendment No. 1 is to include the Interactive Data File pursuant to Rule 405(a)(2) (submitted as Exhibit 101 hereto).

This Amendment No. 1 contains a cover page, this explanatory note, an amended exhibits index, a signature page, and Exhibit 101.

Except as expressly set forth herein and as described in this Explanatory Note, no other changes are being made to the Original 10-Q.  This Amendment No. 1 speaks as of the filing date of the Original 10-Q and does not reflect events occurring after the filing of the Original 10-Q, nor does it modify, amend, restate, or update the disclosures or information set forth in the Company’s Original 10-Q in any way other than as described in this Explanatory Note.  Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-Q as well as the Company’s other filings and reports filed with the SEC.

PART II.	OTHER INFORMATION

Item 6.	Exhibits

Exhibit	Description

31.1	Certification of Acting Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Acting Principal Executive Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Acting Principal Financial Officer relating to Periodic Financial Report pursuant to 18 U.S.C. Section 1350.*

101
The following (unaudited) financial statements from Le@P Technology, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011, formatted in XBRL (Extensible Business Reporting Language) format: (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Operations (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).**

*
Previously filed or furnished, as applicable, with the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011.

**
Submitted herewith.  Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LE@P TECHNOLOGY, INC

Date: September 8, 2011	By:	/s/ Timothy Lincoln
Timothy Lincoln
Acting Principal Executive Officer

Date: September 8, 2011	By:	/s/ Mary E. Thomas
Mary E. Thomas
Acting Principal Financial Officer