Form 10-Q
period 2011-09-30
LEAP TECHNOLOGY INC / DE
filed 2011-11-10
CIK 110027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                  to_______________

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

Class A Common Stock, par value $0.01 per share: 65,195,909 shares outstanding as of November 10, 2011.
Class B Common Stock, par value $0.01 per share: 25,000 shares outstanding as of November 10, 2011.

LE@P TECHNOLOGY, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash	$91,505	$2,448
Prepaid expenses	11,098	3,452
Total current assets	102,603	5,900

Property and equipment, net	400,000	400,000

Other assets	860	860

Total assets	$503,463	$406,760

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(continued)
(Unaudited)

	September 30,	December 31,
	2011	2010

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued expenses	$18,070	$9,141
Accrued professional fees	53,500	55,750
Accrued compensation and related liabilities	20,593	11,252
Short-term notes payable to related party	1,076,819	657,500
Short-term accrued interest payable to related party	233,567	192,841
Total current liabilities	1,402,549	926,484

Long-term notes payable to related party	110,000	190,000

Long-term accrued interest payable to related party	20	4,159

Total liabilities	1,512,569	1,120,643

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $0.001 par value per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at September 30, 2011 and December 31, 2010.	2,170,000	2,170,000
Class A Common Stock, $0.01 par value 149,975,000 shares authorized and 65,280,759 shares issued at September 30, 2011 and December 31, 2010.	652,808	652,808
Class B Common Stock, $0.01 par value per share. Authorized, issued and outstanding 25,000 shares at September 30, 2011 and December 31, 2010.	250	250
Additional paid-in capital	35,981,387	35,981,387
Accumulated deficit	(39,764,091)	(39,468,868)
Treasury stock, at cost, 84,850 shares at September 30, 2011 and December 31, 2010.	(49,460)	(49,460)
Total stockholders’ deficiency	(1,009,106)	(713,883)
Total liabilities and stockholders’ deficiency	$503,463	$406,670

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010

Revenue		$-		$-		$-		$-

Expenses:
Salaries and benefits		10,349		12,341		27,429		35,012
Professional fees		39,310		25,376		138,696		82,646
General and administrative		31,493		22,129		88,193		81,965
Total expenses		81,152		59,846		254,318		199,623

Other income (expense):
Interest expense		(14,158)		(11,638)		(40,905)		(33,663)
Interest income		-		-		-		7
Rental income		-		-		-		3,291
Total other income (expense)		(14,158)		(11,638)		(40,905)		(30,365)

Loss before income taxes		(95,310)		(71,484)		(295,223)		(229,988)

Provision for income taxes		-		-		-		-

Net loss		(95,310)		(71,484)		(295,223)		(229,988)

Dividends undeclared on cumulative preferred stock		54,250		54,250		162,750		162,750

Net loss attributable to common stockholders		$(149,560)		$(125,734)		$(457,973)		$(392,738)

Basic and diluted net loss per share:
Net loss per common share	$	(0.00)	$	(0.00)	$	(0.00)	$	(0.00)
Net loss attributable to common stockholders	$	(0.00)	$	(0.00)	$	(0.00)	$	(0.00)

Basic and diluted weighted average shares outstanding		65,305,759		65,305,759		65,305,759		65,305,759

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(295,223)	$(229,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	340
Loss on sale of asset	-	1,798
Changes in operating assets and liabilities:
Accounts receivable	-	3,705
Prepaid expenses and other current assets	(7,646)	(537)
Other assets	-	19,185
Accounts payable and accrued expenses	8,929	5,381
Accrued interest payable to related party	40,906	33,663
Accrued compensation and related liabilities	9,341	6,233
Accrued professional fees	(2,250)	(1,363)
Net cash used in operating activities	(245,943)	(161,583)

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	700
Net cash provided by investing activities	-	700

Cash flows from financing activities:
Proceeds from notes payable-related party	335,000	205,000
Net cash provided by financing activities	335,000	205,000

Net increase in cash	89,057	44,117
Cash at beginning of period	2,448	15,090
Cash at end of period	$91,505	$59,207

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

Noncash financing activities
Capitalized accrued interest payable	$4,319	$-

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2011
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

The Company currently has no revenue-producing activities or business operations.  The only significant asset of the Company is its indirect ownership of certain land in Broward County, Florida (the “Real Property”) through Parkson Property LLC (“Parkson”), a wholly-owned subsidiary of the Company.  The land is zoned light industrial and consists of approximately one and one-third acres.  The Company’s lease of its Real Property expired in March 2010.  The Company has decided not to re-lease the Real Property at the present time and will continue to analyze and explore alternatives regarding the Real Property (including its possible sale).  The Company’s decision not to re-lease the Real Property is based in significant part upon its determination that, under current market conditions, certain improvements would be required to be made to the Real Property before it could be leased.  However, the Company does not presently have the necessary liquid cash resources (or access to sources of funding or financing) to make such improvements and has no expectation of being able to secure cash or other funding or financing to make such improvements in the foreseeable future.  Consequently, the Company is realizing no revenue or income in respect of its Real Property and has no prospects of realizing revenue or income from its Real Property in the foreseeable future but continues to incur costs relating to its ownership, maintenance, and insurance of its Real Property (including, without limitation, annual property taxes).  The outstanding principal and interest owed by Parkson in connection with its purchase of the Real Property substantially exceeds the value of the Real Property.  (For a discussion of Parkson’s indebtedness relating to its purchase of the Real Property, see Note 3, “Notes Payable to Related Parties”).

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

The Company has nearly exhausted its liquid cash resources, and presently depends entirely upon loans from the Majority Stockholder Trust to cover operating expenses for the remainder of this calendar year.  Based on historical operating expenses (including legal and accounting expenses) and based on estimated projections of the anticipated operating expenses going forward, the Company’s cash, in the aggregate amount of $91,505 as of September 30, 2011, likely will not be sufficient to cover the current levels of operating expenses beyond the end of the current fiscal year ending December 31, 2011.  There can be no assurance that the Company will be successful in raising additional cash or avoiding liquidation.

The Company has requested that the Majority Stockholder Trust or the Majority Stockholder provide additional cash, funding or financing for the Company’s current and anticipated operations beyond the end of the current fiscal year ending December 31, 2011.  However, neither the Majority Stockholder Trust nor the Majority Stockholder is under any commitment or obligation to provide any additional cash, funding or financing to the Company.  Further, if the Majority Stockholder Trust or the Majority Stockholder, in its or his discretion, determines to provide any such cash, funding or financing, there is no assurance that the Majority Stockholder Trust or the Majority Stockholder will continue to do so in the future, and there is no assurance regarding the terms and conditions relating to any such cash, funding or financing.  The Company’s efforts to obtain cash, funding or financing may require significant costs and expenditures, and if the Company succeeds in obtaining cash, funding or financing, the terms and conditions relating thereto could result, among other things, in substantial dilution of existing equity positions and increased interest expense.

Additionally, and as a matter related to the Majority Stockholder’s and/or the Majority Stockholder Trust’s possible future funding of the Company, the Company currently anticipates that important decisions regarding the Company’s short- and longer-term future are likely to be made during the first quarter of fiscal year 2012, including whether or not, or the extent to which, the Majority Stockholder and/or the Majority Stockholder Trust will continue to fund the Company’s operating expenses.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or future periods.

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

Reclassification

Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to maintain consistency and comparability between periods presented, however such reclassifications had no impact on the Company’s net operating loss.

Recent Accounting Pronouncements

On January 1, 2011, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force.” This ASU amended the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," which provides common requirements for measuring fair value and disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards ("IFRS"). This ASU is effective for fiscal years beginning on or after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements

In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income," which improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. This ASU is effective for fiscal years beginning on or after December 15, 2011 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

On March 3, 2010, September 1, 2010, January 6, 2011, and April 22, 2011 the Company received working capital loans from the Majority Stockholder Trust in the amount of $130,000, $60,000, $125,000, and $100,000, respectively.  All four of the loans are unsecured and evidenced by promissory notes which accrue interest at the prime rate (3.25% as of September 30, 2011).  Interest and principal are due in one lump sum on the maturity date of January 8, 2012.

The Company received an additional working capital loan on September 28, 2011 in the amount of $110,000 from the Majority Stockholder Trust.  The loan is unsecured and evidenced by a promissory note which accrues interest at the prime rate (3.25% as of September 30, 2011).  Interest and principal are due in one lump sum on the maturity date of January 8, 2013.  The loan was provided in response to the Company’s request, made during the quarterly period ended September 30, 2011, that the Majority Stockholder Trust or the Majority Stockholder provide additional cash, funding or financing for the Company’s anticipated operations through the end of the current fiscal year ending December 31, 2011, and the amount of the loan was equal to the Company’s estimated projection of its anticipated operating expenses with respect to that period.

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

Business Strategy

The Company currently has no revenue-producing activities or business operations.  The only significant asset of the Company is its ownership of the Real Property.  The Company’s lease of its Real Property expired in March 2010.   The Company decided not to re-lease the Real Property at the present time and will continue to analyze and explore alternatives regarding the Real Property (including its possible sale).      The Company’s decision not to re-lease the Real Property is based in significant part upon its determination that, under current market conditions, certain improvements would be required to be made to the Real Property before it could be leased.  However, the Company does not presently have the necessary liquid cash resources (or access to sources of funding or financing) to make such improvements and has no expectation of being able to secure cash or other funding or financing to make such improvements in the foreseeable future.  Consequently, the Company is realizing no revenue or income in respect of its Real Property and has no prospects of realizing revenue or income from its Real Property in the foreseeable future but continues to incur costs relating to its ownership, maintenance, and insurance of its Real Property (including, without limitation, annual property taxes).  The outstanding principal and interest owed by Parkson in connection with its purchase of the Real Property substantially exceeds the value of the Real Property.  (For a discussion of Parkson’s indebtedness relating to its purchase of the Real Property, see Note 3. “Notes Payable to Related Parties” to the Notes to Condensed Consolidated Financial Statements).

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

Competition

The Company faces a highly competitive, rapidly evolving business environment if the Company were to resume its attempts to seek, identify and capitalize upon acquisition or investment opportunities.  Competitors include a wide variety of individual investors, venture capital funds, private equity funds, mutual funds, strategic investors and acquirers and other organizations, many with access to capital and significantly greater management, technology and financial resources than the Company.

Liquidity and Cash Requirements

The Company has nearly exhausted its liquid cash resources.  Based on historical operating expenses (including legal and accounting expenses) and based on estimated projections of the anticipated operating expenses going forward, the Company’s cash, in the aggregate amount of $91,505 as of September 30, 2011, likely will not be sufficient to cover the current levels of operating expenses beyond the end of the current fiscal year ending December 31, 2011.  The Company’s lease of its Real Property has expired, and the Company does not expect to obtain a new tenant in the near term.  Consequently, the Company is realizing no revenue or income in respect of its Real Property.  Therefore, the Company depends entirely upon continued cash, funding or financing from the Majority Stockholder Trust or the Majority Stockholder or from an alternative source of funding or financing however, no such alternative source of cash, funding or financing has been identified.

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

On March 3, 2010, September 1, 2010, January 6, 2011, and April 22, 2011 the Company received working capital loans from the Majority Stockholder Trust in the amount of $130,000, $60,000, $125,000, and $100,000, respectively.  All four of the loans are unsecured and evidenced by promissory notes which accrue interest at the prime rate (3.25% as of September 30, 2011).  Interest and principal are due in one lump sum on the maturity date of January 8, 2012.

The Company received an additional working capital loan on September 28, 2011 in the amount of $110,000 from the Majority Stockholder Trust.  The loan is unsecured and evidenced by a promissory note which accrues interest at the prime rate (3.25% as of September 30, 2011).  Interest and principal are due in one lump sum on the maturity date of January 8, 2013.  The loan was provided in response to the Company’s request, made during the quarterly period ended September 30, 2011, that the Majority Stockholder Trust or the Majority Stockholder provide additional cash, funding or financing for the Company’s anticipated operations through the end of the current fiscal year ending December 31, 2011, and the amount of the loan was equal to the Company’s estimated projection of its anticipated operating expenses with respect to that period.

The Company’s condensed consolidated financial statements for the twelve months ended December 31, 2010 and the three and nine month periods ended September 30, 2011 have been prepared on a going concern basis, however there is substantial doubt that the Company can continue as an on-going business for the next year unless the Company can succeed in obtaining additional financing to pay its bills.  The Company continues to incur operating expenses but has no operating revenues.  Even if the Company were to acquire a start-up or other business, that strategy is neither designed nor expected to generate any revenues in the near future.  The Company will actively seek further to reduce operating expenses and will continue to analyze and explore alternatives regarding the Company’s Real Property (including its possible sale).

Because the Company expects to exhaust its cash resources within a very short time following the end of the current fiscal year ending December 31, 2011, and does not have any income-producing assets or business operations that generate cash flow to fund operations, the Company will need to raise additional cash or cease operations and liquidate.  There can be no assurance that the Company will be successful in raising additional cash or avoiding liquidation.  The markets for debt and equity capital remain unfavorable and depressed, particularly for companies in the Company’s state, which make it unlikely that the Company could obtain cash, funding or financing in the current capital markets.

The Company has requested that the Majority Stockholder Trust or the Majority Stockholder provide additional cash, funding or financing for the Company’s current and anticipated operations beyond the end of the current fiscal year ending December 31, 2011.  However, neither the Majority Stockholder Trust nor the Majority Stockholder is under any commitment or obligation to provide any additional cash, funding or financing to the Company.  Further, if the Majority Stockholder Trust or the Majority Stockholder, in its or his discretion, determines to provide any such cash, funding or financing, there is no assurance that the Majority Stockholder Trust or the Majority Stockholder will continue to do so in the future, and there is no assurance regarding the terms and conditions relating to any such cash, funding or financing.  The Company’s efforts to obtain cash, funding or financing may require significant costs and expenditures, and if the Company succeeds in obtaining cash, funding or financing, the terms and conditions relating thereto could result, among other things, in substantial dilution of existing equity positions and increased interest expense.

Additionally, and as a matter related to the Majority Stockholder’s and/or the Majority Stockholder Trust’s possible future funding of the Company, the Company currently anticipates that important decisions regarding the Company’s short- and longer-term future are likely to be made during the first quarter of fiscal year 2012, including whether or not, or the extent to which, the Majority Stockholder and/or the Majority Stockholder Trust will continue to fund the Company’s operating expenses.

Financial Condition at September 30, 2011 Compared to December 31, 2010

The Company’s total assets increased from approximately $407,000 at the end of 2010 to approximately $503,000 at September 30, 2011, primarily reflecting the increase in cash from receipt, in the aggregate, of $335,000 in working capital loans from the Majority Stockholder on January 6, 2011, April 22, 2011 and September 28, 2011 offset by the use of approximately $295,000 for operating expenses.

The Company’s total liabilities increased from approximately $1,121,000 at the end of 2010 to approximately $1,513,000 at September 30, 2011, primarily due to the Company’s incurring liabilities under short-term notes payable to a related party of $225,000, long-term notes payable to a related party of $110,000 and an increase in interest payable to a related party (primarily classified as short-term for the current year).

Comparison of Results of Operations for the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010

The Company’s net operating loss increased from approximately $71,000 for the three months ended September 30, 2010 to approximately $95,000 for the three months ended September 30, 2011.  The variance primarily reflects an increase in professional fees of approximately $14,000, and fees relating to the preparation of XBRL (eXtensible Business Reporting Language) formatted submissions as required by applicable Securities and Exchange Commission rules and regulations of approximately $10,000.

Comparison of Results of Operations for the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

The Company’s net operating loss increased from approximately $230,000 for the nine months ended September 30, 2010 to approximately $295,000 for the nine months ended September 30, 2011.  The variance primarily reflects an increase in professional fees of approximately $56,000, and fees relating to the preparation of XBRL (eXtensible Business Reporting Language) formatted submissions as required by applicable Securities and Exchange Commission rules and regulations of approximately $10,000.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).   As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of the Company’s Acting Principal Executive Officer and Acting Principal Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2011, the end of the period covered by this report.  Based on that review and evaluation, the Acting Principal Executive Officer and Acting Principal Financial Officer, along with the management of the Company, have determined that as of September 30, 2011, the disclosure controls and procedures are effective.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

As of September 30, 2011, the Company is not involved in any material legal proceedings, claims or lawsuits.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of equity securities during the fiscal quarter ending September 30, 2011.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description

10.38	Promissory note dated September 28, 2011, in the principal amount of $110,000 issued to the M. Lee Pearce Living Trust.*

31.1	Certification of Acting Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Acting Principal Executive Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Acting Principal Financial Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.*

101
The following (unaudited) financial statements from Le@P Technology, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language) format: (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Operations (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).**

*	Filed herewith.

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

LE@P TECHNOLOGY, INC.

Dated: November 10, 2011	By:	/s/ Timothy Lincoln
Timothy Lincoln
Acting Principal Executive Officer

By:	/s/ Mary E. Thomas
Mary E. Thomas
Acting Principal Financial Officer