Form 10-K
period 2011-12-31
LEAP TECHNOLOGY INC / DE
filed 2012-03-30
CIK 110027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No ☑

Indicate by check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No  ☐

Indicate by check mark if  disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   Check one:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $374,617.  Reference is made to the response to Item 5 of this Annual Report.

The number of shares of Class A Common Stock of the issuer outstanding as of March  30, 2012 was 65,195,909.  The number of shares of Class B Common Stock of the issuer outstanding as of March  30, 2012 was 25,000.

The number of shares of Series B Preferred Stock of the issuer and outstanding as of March  30, 2012 was 2,170.

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

Le@P Technology, Inc.

FORM 10-K INDEX

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.	21

SIGNATURES

EX-31.1 – CERTIFICATION
EX-32.1 – CERTIFICATION

Index

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, other than purely historical information, including estimates, projections, forecasts, statements relating to the plans, objectives and expected or anticipated business, liquidity, capital resources, financing condition or operating results of Le@P Technology, Inc., and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “seek”, “estimate,” “intend,” “strategy,” “plan,” “objective”, “goal”, “propose”, “may,” “should,” “will,” “would,” “will be,” “can”, “could”, “will continue,” “will likely result,” and similar statements and expressions.  Forward-looking statements are based on current beliefs, expectations and assumptions that are subject to risks and uncertainties that can be difficult to predict or ascertain and which may cause the actual results to differ materially from these forward-looking statements.  In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of the Company, the inclusion of such information should not be regarded as a statement by the Company or any other person that these statements (or our goals, objectives, plans or other forward-looking information derived therefrom) will be achieved.  Le@P Technology, Inc. undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Index

PART I

ITEM 1.	BUSINESS

History of Le@P Technology, Inc.

The Company was organized in March 1997 under the laws of the State of Delaware under the name “Seal Holdings Corporation”.  In June 1997, the Company was party to a merger pursuant to which a Nevada corporation with securities registered under Section 12(g) of the Securities Exchange Act of 1934 was merged into the Company.  When used in this report, the terms “Le@P” and the “Company” refer to Le@P Technology, Inc., its predecessors described above and their respective subsidiaries.

Recent Activities; Status of the Company

Prior to 2009, the Company pursued a strategy of acquiring and commercializing synergistic technologies to develop advanced products.  In 2009, the Company’s Board of Directors (the “Board” or “Board of Directors”) determined to cease investigating or consummating investment or acquisition opportunities related to certain project(s) headed by Dr. Donald J. Ciappenelli (then Chief Executive Officer).  Simultaneously, Dr. Ciappenelli agreed to terminate his employment with the Company and Timothy C. Lincoln, Class B Director, was appointed Acting Principal Executive Officer of the Company.

From time to time the Company considers investment and acquisition opportunities which come to the attention of Board members or the Company's acting officers.  The ability of the Company to pursue or ultimately consummate any such investment or acquistion opportunities is dependent upon, among other things, its ability to fund and obtain financing for, and to source and execute on, such opportunities (including the investigation and pursuit of the same).

The Company currently has no revenue-producing activities and has substantial indebtedness and liabilities, and the only significant asset of the Company is the Real Property (as defined below) owned by one of the Company’s subsidiaries, Parkson Property LLC.  The Real Property land is zoned light industrial and consists of approximately one and one-third acres.  The Company’s previous tenant lease on the Real Property has expired, the Company has no current prospects for replacing the tenant (and no cash resources for making improvements to the Real Property), and the value of the Real Property is substantially less than the debt (secured by a related-party mortgage) encumbering it.  (For discussion of Parkson’s indebtedness relating to its purchase of the Real Property, see Item 2).

During the past few years, the Company has relied entirely upon the Majority Stockholder (as defined under Item 2 below) to fund operations and expenses (and to extend maturities on indebtedness).  While the Company has no commitment from the Majority Stockholder or any other party to provide additional funding or financing to the Company (or to extend maturities on existing indebtedness), based on recent communication with the Majority Stockholder, the Company anticipates receiving an additional working capital loan from the Majority Stockholder during the second quarter of 2012 in an amount sufficient to cover projected operating expenses through December 31, 2012.  If the Majority Stockholder, in its discretion, should determine to provide funding or financing to the Company, there can be no assurance that the Majority Stockholder would continue to do so (or to extend maturities on existing indebtedness) in the future or regarding the amount, terms, restrictions or conditions of any such funding or financing.

In summary, the Company currently has no income- or revenue-producing activities or operations, is in a significant net loss (and deficient cash) position and yet has continuing operating expenses, and the Company has indebtedness and liabilities which substantially exceed the realizable value of its assets.

Employees

Le@P currently has one part-time employee, whose employment is terminable at will.

ITEM 1A.	RISK FACTORS.

As a “smaller reporting company,” as defined by Securities and Exchange Commission (“SEC”) regulations promulgated under the Securities Exchange Act of 1934, the Company is not required to provide the information required by this item.

Index

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

As a “smaller reporting company,” as defined by SEC regulations promulgated under the Securities Exchange Act of 1934, the Company is not required to provide the information required by this item.

ITEM 2.	PROPERTIES

Le@P is leasing corporate office space located in Ft. Lauderdale, Florida from an unrelated third party.  The lease was renewed effective April 1, 2011, and provides for a term of one year and monthly rental payments of approximately $4,400.  The lease provides for automatic renewal of successive one-year terms unless either party provides at least 30 days’ prior written notice to the other of its intent to terminate the lease upon expiration of the then-current term.

The Company subleases a portion of its office space on a month to month basis to another related party entity for the monthly amount of $4,002. The total rents received  in 2011 and 2010 were $48,030, respectively.

Ownership of Real Property; Certain Indebtedness

Parkson Property LLC (“Parkson”), a wholly-owned subsidiary of the Company, owns real property in Broward County, Florida (the “Real Property”).  The Real Property is zoned light industrial and consists of approximately one and one-third acres.  Parkson purchased the Real Property on September 28, 2001 from Bay Colony Associates, Ltd. (“Bay Colony”), an entity wholly-owned by the Company’s indirect and beneficial majority stockholder, M. Lee Pearce, M.D. (“Dr. Pearce”; entities owned or controlled by  Dr. Pearce, that own capital stock in the Company are collectively referred to as the “Majority Stockholder”), in exchange for a two-month note in the amount of $37,500 and a five-year note (the “Long Term Note”) and related mortgage in the amount of $712,500.  The purchase price was based upon an independent third-party appraisal.  The Long-Term Note was replaced with a new long-term note with principal in the amount of $562,500, first on March 17, 2006, then on October 24, 2007, then on January 15, 2010, and then again on January 31, 2011 (the “2011 Parkson Replacement Note”).  As previously reported on the Company’s Form 8-K Current Report dated February 7, 2012, following the Company’s fiscal year ended December 31, 2011 (on February 7, 2012), the Company replaced the 2011 Parkson Replacement Note and all accrued interest thereon (aggregating $232,150.68) and other notes into a renewal promissory note in the amount of $794,650.68 (the “2012 Parkson Replacement Note”).  The 2012 Parkson Replacement Note bears interest at the (reduced) rate of 3.75% per annum; both principal and all accrued interest on the note are due in one lump sum on June 30, 2013.  The indebtedness evidenced by the 2012 Parkson Replacement Note substantially exceeds the value of the Real Property.

The Company previously leased the Real Property to an unrelated third party tenant and recognized $3,291 in rental income under the lease in 2010.  The lease expired in March 2010.  The Company has decided not to re-lease the Real Property, but will continue to analyze and explore alternatives regarding the Real Property (including its possible limited development, lease or sale).  The Company’s decision not to release the Real Property at this time is based in significant part upon its determination that (i) under current market conditions, certain costly improvements to the Real Property would be required before it could be leased, and (ii) the Company does not have the cash resources (or commitments from or access to sources of funding or financing) to make such improvements.  Consequently, the Company is realizing no revenue or income in respect of the Real Property and has no prospects of realizing income or revenue from the Real Property over the foreseeable future, but continues to incur costs relating to its ownership and maintenance of, and insurance on, the Real Property (including, without limitation, annual property taxes).

The Company does not have the funds necessary to pay the amounts due upon the June 30, 2013 maturity of the 2012 Parkson Replacement Note, and the Company anticipates that the realizable value of the Real Property (and its other assets) will continue to be substantially lower than the amount due under the 2012 Parkson Replacement Note until and through its maturity.  Moreover, there can be no assurance that the Company will be able to refinance the 2012 Parkson Replacement Note (or, if it is able to refinance such note, the terms, conditions or restrictions imposed in connection with such refinance), or that the maturity of the 2012 Parkson Replacement Note will be extended.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2011, the Company is not involved in any material claim, lawsuit or legal proceeding.  From time to time, the Company is a party to disputes and claims arising in the normal course of its business.  The Company’s management believes that none of these actions, standing alone or in the aggregate, is currently material to the Company’s operations or financial condition.

Index

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Class A Common Stock (the “Class A Common Stock”) was previously quoted on the OTC Bulletin Board (“OTCBB”), under the symbol LPTC until February 23, 2011, at which time the Class A Common Stock was delisted due to a lack of market makers participating in the market for the Class A Common Stock.  Since February 23, 2011, there has been no public market for the shares of Class A Common Stock.  The following table sets forth the range of high and low bid prices per share of the Company’s Class A Common Stock for each of the quarters during the years ended December 31, 2010, as reported on the OTCBB system.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

PRICE PERIOD	HIGH	LOW

2010
First Quarter	$.04	$.02
Second Quarter	.02	.02
Third Quarter	.02	.00
Fourth Quarter	.00	.00

There is no public market for shares of the Company’s Class B Common Stock or its Series B Preferred Stock, all of which shares are owned by the Majority Stockholder.

Holders

Based on information provided by the Company’s registrar and transfer agent, the Company had 610 holders of Class A Common Stock of record as of March 30, 2012.

Based on information provided by the Company’s registrar and transfer agent, the Company had one holder of Class B Common Stock of record and one holder of Series B Preferred Stock of record as of March  30, 2012.

Dividends

The Company did not pay dividends on its common stock in fiscal 2011 or fiscal 2010, and has no present plans or intention (and not present ability) to pay dividends in the future.  The payment of cash dividends is a matter within the discretion of the Board, and will depend upon the Company’s earnings, cash on hand, financial and legal requirements and restrictions and other relevant factors.  Dividends on the Company’s Class A Common Stock may only be paid after the payment of current and accumulated dividends on the Company’s Series B Preferred Stock.  As of December 31, 2011, dividends of $2,670,500 were accumulated and unpaid on the Series B Preferred Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth summary information regarding options granted and outstanding under equity compensation plans previously approved and not previously approved by the Company’s stockholders.  As of December 31, 2011, there were no outstanding or exercisable options, warrants, or rights to purchase shares of the Company’s Class A Common Stock.

Index

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-0-	n/a	10,100,000
Equity compensation plans not approved by security holders	-	-	-
TOTAL	-0-	n/a	10,100,000

Unregistered Sales and Repurchases by the Company

During the year ended December 31, 2011, there were no equity securities issued or sold by the Company that were not registered under the Securities Act of 1933, as amended.  During the fourth quarter of 2011 (and the calendar year ended December 31, 2011), there were no repurchases of securities by the Company.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined by SEC regulations promulgated under the Securities Exchange Act of 1934, the Company is not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s consolidated financial statements and related notes thereto referenced under Item 8 of this Annual Report on Form 10-K:

Business; Company Status

As discussed more fully in Item 1 above (under “Recent Activities; Status of the Company”), prior to May 2009, the Company pursued a strategy of acquiring and commercializing synergistic technologies to develop advanced products.  On May 22, 2009, the Board determined to cease for the foreseeable future investigating, pursuing or consummating investment or acquisition opportunities, and Dr. Donald J. Ciappenelli (then Chief Executive Officer) agreed to terminate his employment with the Company and Timothy C. Lincoln, Class B Director, was appointed Acting Principal Executive Officer of the Company.

From time to time the Company considers investment and acquisition opportunities, which come to the attention of Board members or the Company's acting officers. The ability of the Company to pursue or ultimately consummate any such investment or acquisition opportunities is dependent upon, among other things, its ability to fund and obtain financing for, and to source and execute on, such opportunities (including the investigation and pursuit of same).

During the past few years, the Company has relied entirely upon the Majority Stockholder to fund operations and expenses (and to extend maturities on indebtedness). While the Company has no commitment from the Majority Stockholder or any other party to provide additional funding or financing to the Company (or to extend maturities on existing indebtedness), based on a recent communication with the Majority Stockholder, the Company anticipates receiving an additional working capital loan from the Majority Stockholder during the second quarter of 2012 in an amount sufficient to cover projected operating expenses through December 31, 2012. If the Majority Stockholder, in its discretion, should determine to provide funding or financing to the Company, there can be no assurance that the Majority Stockholder would continue to do so (or to extend maturities on existing indebtedness) in the future or regarding the amount terms, restrictions or conditions of any such funding or financing.

Index

Accordingly, the Company currently has no income- or revenue-producing activities or operations, is in a significant net loss (and deficient cash) position and yet has continuing operating expenses, and the Company has indebtedness and liabilities which substantially exceed the realizable value of its assets.

Competition

The Company would face a highly competitive, rapidly evolving business environment if the Company were to resume its efforts to seek, identify, pursue and execute upon acquisition or investment opportunities.  Competitors include a wide variety of venture capital, private equity, mutual and other funds, as well as private and public investors and acquirors, and other organizations, most with access to capital and greater financial, management and technical resources than the Company.

Liquidity and Cash Requirements

The Company has very limited cash and cash resources.  The Company’s cash and cash equivalents, in the aggregate amount of  $40,182 as of December 31, 2011 ($96,131as of March   30, 2012), will not be sufficient to cover the Company’s current and anticipated levels of operating expenses for more than a few months of 2012 beyond the date of this Current Report.  Third party funding and financing sources have not been, and for the foreseeable future are not expected to be, available to the Company.  Therefore, the Company depends entirely upon continued funding and working capital advances from the Majority Stockholder
On January 31, 2011, the Company consolidated three working capital loans made in 2009 and 2010 by the M. Lee Pearce Living Trust (the “Majority Stockholder Trust”), of which Dr. Pearce is the 100% beneficial owner (and their corresponding accrued interest of $4,319) that matured on January 8, 2011 into one renewal promissory note in the amount of $99,319.39 that matured on January 8, 2012.  Interest and principal on that note were due in one lump sum on the maturity date of January 8, 2012.  With the exception of extending the maturity date until January 8, 2012, the terms of such renewal note were the same as the terms of the original notes.  On March 3, 2010, September 1, 2010, January 6, 2011, and April 22, 2011 the Company received working capital loans from the Majority Stockholder Trust in the amount of $130,000, $60,000, $125,000, and $100,000, respectively.  All four of the loans were unsecured and evidenced by promissory notes which accrued interest at the prime rate.  Interest and principal were due on these notes in one lump sum on the maturity date of January 8, 2012.  The Company received an additional working capital loan on September 28, 2011 in the principal amount of $110,000 from the Majority Stockholder Trust.  The loan was unsecured and evidenced by a promissory note which accrued interest at the prime rate.  Interest and principal on that note, prior to being consolidated (see below), were due in one lump sum on the maturity date of January 8, 2013.   Subsequent to December 31, 2011, and as previously reported on the Company’s Current Report on Form 8-K dated February 7, 2012, the Company received an additional working capital loan on January 18, 2012 in the principal amount of $130,000 from the Majority Stockholder Trust.  The loan was unsecured and evidenced by a promissory note which accrued interest at the prime rate.  Interest and principal on that note were due in one lump sum on the maturity date of January 8, 2013 (the foregoing notes are collectively referred to as the “Working Capital Notes”).  Also subsequent to December 31, 2011, and as previously reported on the Company’s Current Report on Form 8-K dated February 7, 2012, the Company consolidated all of the Working Capital Notes (and their corresponding accrued interest) into one renewal promissory note in the amount of $777,062.04 (the “2012 Le@P Consolidated Renewal Note”).  The principal and all accrued interest – at the (lowered) rate of 3.75% per annum – under the 2012 Le@P Consolidated Renewal Note are due in one lump sum on the maturity date of June 30, 2013.

The Company’s consolidated financial statements for the fiscal year ended December 31, 2011 have been prepared on a going-concern basis, which contemplates the realization of assets and liabilities in the normal course of business.  The Company’s audited financial statements as of December 31, 2009 and 2010 included a “going concern” qualification, and this going-concern qualification continues in the Company’s 2011 audited financial statements.  This means that there is substantial doubt that the Company can continue as an on-going business for the next year (2012) unless the Company can succeed in obtaining additional funding or financing to pay its bills as they come due.  The Company has no operating revenues and even if the Company were to decide to renew and reactivate its strategy of investigating and pursuing investment and/or acquisition opportunities, that strategy is neither designed nor expected to generate any such revenues in the near future.  The Company is continuing to pursue additional external funding or investment, and will also actively seek to further reduce operating expenses.  Third party funding and financing sources have not been, and for the foreseeable future are not expected to be, available to the Company.

Index

Because the Company expects to exhaust its cash resources sometime during the second quarter of 2012, and does not have any active business operations to generate cash flow to fund its operating expenses, the Company will need to raise additional cash before its cash resources are exhausted or cease operations and liquidate.  There can be no assurance that the Company will be successful in raising additional cash or avoiding liquidation.  The Company has again requested that the Majority Stockholder provide additional financing for the Company’s current and anticipated short-term operating expenses.  The Majority Stockholder has no commitment or obligation to provide additional funding or financing to the Company (or to extend maturities on existing indebtedness), based on a recent communication with the Majority Stockholder, the Company anticipates receiving an additional working capital loan from the Majority Stockholder during the second quarter of 2012 in an amount sufficient to cover projected operating expenses through December 31, 2012. If the Majority Stockholder, in its discretion, should determine to provide funding or financing to the Company, there can be no assurance that the Majority Stockholder would continue to do so (or to extend maturities on existing indebtedness) in the future or regarding the amount, terms, restrictions or conditions of any such funding or financing.  Pursuing, obtaining commitments for and executing on additional funding and financing will also require additional cash resources.

The Company’s continued operation and existence, therefore, depends entirely upon obtaining additional funding or financing in the form of debt or equity for which it has no present commitments.  If the Company does not succeed in raising additional funding or financing before its cash is exhausted, it will be forced to cease operations, terminate its reporting as a public company and ultimately, liquidate and/or dissolve, resulting in the complete loss of equity investments in the Company.

Changes in Financial Condition and Results of Operations

The discussion below describes the Company’s material changes in financial condition as of December 31, 2011 compared with December 31, 2010 and its material changes in results of operations when comparing the year ended December 31, 2011 to the year ended December 31, 2010.   All amounts in the discussion below are approximate.

Financial Condition at December 31, 2011 Compared to December 31, 2010

The Company’s total assets increased to approximately $446,000 as of December 31, 2011 compared to $407,000 as of December 31, 2010.  The increase is primarily due to an increase in cash of approximately $38,000.  The Company’s remaining cash assets will not be adequate to fund its operations through the end of 2012 and are expected to be exhausted sometime in the second quarter of 2012.

The Company’s total liabilities increased to approximately $1,526,000 as of December 31, 2011 compared to $1,121,000 as of December 31, 2010.  This increase in liabilities primarily reflects an increase of $339,000 in notes payable (working capital loans) and an increase of $52,000 in accrued interest payable.  In addition, accrued professional fees increased by approximately $10,000.

Results of Operations for the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

The Company’s operating expenses for 2011 were approximately $311,000 compared to $363,000 for 2010, a decrease of approximately $52,000 or approximately 14.3%. The decrease in operating expenses primarily reflects the absence, in 2011, of the $110,000 impairment loss recognized in 2010 on the value of the Real Property, offset by an increase in professional fees of approximately $55,000.

The Company’s net loss for fiscal 2011 was $367,000 compared to a net loss of $406,000 for fiscal 2010.  The Company’s 2011 net loss reflects an increase in interest and professional fee expenses, offset by the $110,000 impairment loss in the Real Property value recognized in 2010.

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

Off-Balance Sheet Arrangements

As of December 31, 2011, the Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on the current or future financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties.  Please see the section entitled “Forward-Looking Statements” on page 5 for important information to consider when evaluating such statements and related notes included under Item 8 hereof.

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

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)  The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).   As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of the Company’s Acting Principal Executive Officer and Acting Principal Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2011.  Based on that review and evaluation, the Acting Principal Executive Officer and Acting Principal Financial Officer, along with the management of the Company, have determined that as of December 31, 2011, the disclosure controls and procedures are effective.

Index

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls.  As defined by the SEC, internal control over financial reporting is a process designed by the Company’s Acting Principal Executive Officer and Acting Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its assessment and those criteria, management has concluded that its internal control over financial reporting was effective as of December 31, 2011.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to SEC rules that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Given that the Company is not presently engaged in active operations and has only one part-time executive officer, the Company has not adopted a Code of Ethics applicable to its officers, including its principal executive officer, principal financial officer, principal accounting officer or controller and any other persons performing similar functions.

Directors and Executive Officers

The following table sets forth the names, ages and positions held with respect to each executive officer and each member of the Board of Directors of the Company as of March 30, 2012.

Name	Age	Position	Since

Timothy Lincoln	52	Acting Principal Executive Officer, Class B Director	[May 2009 July 2000]

Mary E. Thomas	53	Acting Principal Financial Officer Class A Director	October 2000 (1) June 27, 2003

Jerome Fields, M.D.	83	Class A Director	May 2006

(1)  Prior to her election to the Board in June 2003, Ms. Thomas was not considered an executive officer of the Company.

Index

Mary E. Thomas has served as a Class A Director of the Company since June 2003, and is currently the Company’s Acting Principal Financial Officer, a position she has held since October 2000.  Ms. Thomas has over twenty-five years of experience in the healthcare and management financial accounting industry.  Ms. Thomas also serves as an officer for a number of entities which are directly or indirectly beneficially owned or controlled by Dr. Pearce, the Company’s former chairman of the Board of Directors and its (indirect, beneficial) majority stockholder.  From September 1999 to October 2000, Ms. Thomas served as an assistant to the Chief Executive Officer of the Company and was a member of the accounting department.  From 1985 to 1999, Ms. Thomas served in various financial and managerial positions for General Health Corp. I (“General Health Corp.”) of which Dr. Pearce is the President and indirect beneficial owner.  Ms. Thomas received a Bachelor of Science Degree in Accounting from Nova Southeastern University.

Jerome Fields, M.D. has served as a Class A Director of the Company since May 2006.  Dr. Fields has over forty-five years of experience in the health care industry.  Dr. Fields practiced family medicine from 1958 to 2002, and has served as Chief of Staff and Chief of the Division of Family Practice at Hialeah Hospital in Hialeah, Florida.  From 1992 to 2002, Dr. Fields was an instructor of medicine at Palmetto Hospital for Nova Southeastern Medical School.  Dr. Fields had also served as an independent director of South Florida Savings and Loan Bank for five years.  Prior to his retirement, Dr. Fields was an active and certified member of the American Board of Family Practice, the Florida Medical Association, the American Medical Association, the Dade County Medical Association and the American Academy of Family Practice.  Dr. Fields received a bachelor degree in Biology from Villanova University and a doctorate in medicine from Hahnemann Medical College, and served as an officer and physician in active duty with the U.S. Navy from 1956 to 1958.

Timothy C. Lincoln has served as a Class B Director of the Company since July 2000 and as the Company’s Acting Principal Executive Officer since May 2009.  He also held the position of Acting Principal Executive Officer of the Company from September 2002 until October 31, 2006.  He has also maintained a private law practice since October 1998.  From August 1995 to December 2008, Mr.  Lincoln served in various legal and management roles for Marquette Realty, Inc.  Marquette Realty, Inc. managed a number of entities of which Dr.  Pearce, the Company’s former chairman of the Board of Directors and its (indirect, beneficial) majority stockholder, is the beneficial owner.  In addition, Mr. Lincoln is the President and Treasurer of Lauderdale Holdings, Inc. (the entity which holds the Class B Common Stock of the Company and of which Dr. Pearce is the sole shareholder) and is the president and Secretary of Broward Trading Corporation (the entity which is the owner of 700,000 shares of Class A Common shares of the Company and of which Dr. Pearce is the sole shareholder).  Mr. Lincoln also serves as a director for a number of entities which are directly or indirectly beneficially owned or controlled by Dr. Pearce.  From 1993 to 1996, Mr. Lincoln served as a mortgage loan officer for the Bank of North America, which was formerly controlled by Dr. Pearce.  Mr. Lincoln received a Master of Business Administration Degree in Marketing from the University of New Mexico, received a J.D. degree from the University of Miami School of Law, and a LLM in estate planning from the University of Miami School of Law.  Mr. Lincoln is a member of the Florida Bar.

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

Index

Audit Committee

The Company has a separately-designated, standing audit committee (the “Audit Committee”). The Company’s Audit Committee has one member, Timothy C. Lincoln.  During the 2011 fiscal year, the Audit Committee met with the management and independent auditors of the Company.  The Audit Committee reviews the scope of the Company’s accountants’ engagement, including the remuneration to be paid, and reviews the independence of the auditors.  The Audit Committee, with the assistance of appropriate personnel, reviews the Company’s annual financial statements and the independent auditor’s report, including any significant reporting and operational issues; corporate policies and procedures as they relate to accounting and financial reporting and financial controls; any litigation to which the Company is a party; and use by the Company’s executive officers of expense accounts and other non-monetary perquisites, if any.   The Audit Committee may direct the Company’s legal counsel, independent auditors and internal staff to inquire into and report to it on any matter having to do with the Company’s accounting or financial procedures or reporting.

The Board of Directors has not adopted a written charter for the Audit Committee.  The Board of Directors has determined that Mr. Lincoln is not considered an “audit committee financial expert” within the meaning of that term as defined in Item 407(d)(5)(ii) of Regulation S-K by the SEC pursuant to Section 407 of the Sarbanes-Oxley Act of 2002, as amended.  The Company does not have an audit committee financial expert serving on its Audit Committee (as the Company is not presently engaged in active operations).

Section 16(a) Beneficial Ownership Reporting Compliance

To the Company’s knowledge, based solely on its review of copies of filed reports (if any) furnished to the Company or written representations that no other reports were required, the Company believes that during the year ended December 31, 2011, its officers, directors and greater than ten percent (10%) beneficial owners complied with all Securities Exchange Act of 1934 Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

The Summary Compensation Table below sets forth compensation paid by the Company to Timothy Lincoln, the Company’s Acting Principal Executive Officer, and Mary Thomas, the Company’s Acting Principal Financial Officer, for the fiscal years ended December 31, 2011 and 2010 (as applicable).  Mr. Lincoln and Ms. Thomas are collectively referred to as the “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option awards ($) (1)(2)	Total

Timothy Lincoln Acting Principal Executive Officer	2011	-0-	-0-	-0-	-0-

	2010	-0-	-0-	-0-	-0-

Mary E. Thomas Acting Principal Financial Officer	2011	$13,270	-0-	-0-	$13,270

	2010	$17,047	-0-	-0-	$17,047

Index

(1)
Except for stock options issued pursuant to the Company’s 1996, 1998, 1999 and 2006 Stock Option Plans, the Company has not provided benefits under any other long-term compensation plans, stock appreciation rights, defined benefit or actuarial plan.  The Company does not have any employment contract or termination of employment or change in control agreement with any Named Executive Officer.

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

Director Compensation
Name	Fees Earned or Paid in Cash		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jerome Fields, M.D.	$1,000	(1)	-0-	-0-	-0-	-0-	-0-	$1,000
Timothy Lincoln	-0-		-0-	-0-	-0-	-0-	-0-	-0-

(1)	An outside directors' fee of $1,000 was paid to Dr. Fields for attendance at the 2011 annual meeting of stockholders and attendance at one regular Board meeting in 2011.

Option Grants in 2011

The Company granted no stock options during the year ended December 31, 2011, and as of December 31, 2011 the Company had no stock options outstanding or exercisable.

Fiscal Year End Option Values

There were no stock options exercised by any Named Executive Officer during 2011.  As of December 31, 2011, there were no stock options outstanding or exercisable.

Employment Contracts

The Company has no employment agreements.

Compensation Committee Interlocks and Insider Participation

The Board of Directors does not have a separate compensation committee, or any other committee performing similar functions.  Rather, the entire Board of Directors acts as a compensation committee.  The Company has only one part-time employee.  The Board of Directors does not believe the Company would derive any significant benefit from a separate compensation committee.

The Board of Directors, in the foregoing capacity, has determined to compensate non-employee directors as provided under the heading “Compensation of Directors” above, and to compensate executive officers as provided above.

Index

Compensation Committee Report

As a “smaller reporting company,” as defined by SEC regulations promulgated under the Securities Exchange Act of 1934, the Company is not required to review or discuss the Compensation Discussion and Analysis required by §229.402(b).

Board of Directors

Jerome Fields, M.D.
Timothy Lincoln
Mary E. Thomas

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The following table sets forth summary information regarding equity compensation plans previously approved and not previously approved by the Company’s stockholders as of December 31, 2011.

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

The equity compensation plans previously approved by the Company’s stockholders are its four stock option plans designated as follows:  Le@P Technology, Inc. 2006 Long Term Incentive Plan (“2006 Plan”); (ii) 1999 Le@P Technology, Inc. Long Term Incentive Plan (“1999 Plan”); (iii) Le@P Technology, Inc. 1998 Incentive Option Plan (“1998 Plan”); and (iv) Le@P Technology, Inc. Long Term Incentive Plan (“1996 Plan”, and collectively with the 2006 Plan, the 1999 Plan and the 1998 Plan, the “Plans”).  The stock options under the 1998 Plan expired in March 2008.  All options available for grant under the 1996 Plan were previously granted, but all have been forfeited, leaving 600,000 options available for grant under that plan.  The 1999 Plan and 2006 Plan have options to purchase 2,947,500 shares and 6,500,000 shares, respectively, available for grant.  All of the Plans were approved by the Company’s stockholders.

Security Ownership of Certain Beneficial Owners and Management

The following table shows, as of March 30, 2012, the Common Stock of the Company owned beneficially by (i) each director of the Company, (ii) each executive officer of the Company, (iii) all directors and executive officers as a group, and (iv) each person known by the Company to be the “beneficial owner” of more than five percent (5%) of the outstanding shares of such Common Stock.  “Beneficial ownership” is a technical term broadly defined by the SEC to mean more than ownership in the usual sense.  For example, you “beneficially” own Common Stock not only if you hold it directly, but also if you indirectly (through a relationship, a position as a Director or trustee, or a contract or understanding) have or share the power to vote or sell the stock or have the right to acquire it within 60 days.  Except as disclosed in the footnotes below, each person indicated has sole voting and investment power over his or her shares.  As of March 30, 2012, there were (i) 65,195,909 shares of Class A Common Stock issued and outstanding held by 610 holders of record, and (ii) 25,000 shares of Class B Common Stock issued and outstanding held by one holder of record, and (iii) 2,170 shares of Series B Preferred Stock issued and outstanding held by one holder of record.

Index

Name (1)	Current Title	Shares Beneficially Owned		Percentage of Class Beneficially Owned	Title Of Class
M. Lee Pearce, M.D.		62,597,409	(2)	96.01%	Class A Common
		25,000	(3)	100%	Class B Common
		2,170	(4)	100%	Series B Preferred
Timothy C. Lincoln	Class B Director; Acting Principal Executive Officer	1,053		*	Class A Common

Mary E. Thomas	Class A Director; Acting Principal Financial Officer	-0-		*	Class A Common
Jerome Fields, M.D.	Class A Director	100,000		*	Class A Common
All Directors and Executive Officers as a Group (3 Persons)		101,053		*	Class A Common

* Less than 1.0%.

(1)	The address for all persons listed above is c/o Le@P Technology, Inc., 5601 N. Dixie Highway, Suite 411, Fort Lauderdale, Florida 33334.

(2)
The shares of Class A Common Stock beneficially owned by Dr. Pearce include:  (i) 59,897,409 shares owned by the Majority Shareholder Trust, (ii) 2,000,000 shares owned by PearTan, LLC, of which Dr. Pearce is the sole member, (iii) 700,000 shares owned by Broward Trading Corporation, of which Dr. Pearce is the sole stockholder, and (iv) 25,000 shares held by Dr. Pearce directly.

(3)	These shares of Class B Common Stock are owned by Lauderdale Holdings, Inc. (“LHI”), a Florida corporation, of which Dr. Pearce is the sole shareholder.

(4)
These shares of Series B Preferred Stock do not have voting rights, and thus will not be eligible to vote at any meeting of stockholders (including the 2012 annual meeting), and are held by the Majority Shareholder Trust.

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

Index

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

Relationships and Transactions with M. Lee Pearce, M.D.

Real Estate Acquisition

As described more fully in Item 2 under “Ownership of Real Property; Certain Indebtedness” above, Parkson purchased the Real Property on September 28, 2001 from Bay Colony in exchange for a two-month note in the amount of $37,500 and the Long Term Note and related mortgage in the amount of $712,500.  The purchase price was based upon an independent third-party appraisal.  The Long-Term Note was replaced with a new long-term note with principal in the amount of $562,500, first on March 17, 2006, then on October 24, 2007, then on January 15, 2010, and then again with the 2011 Parkson Replacement Note.  On February 7, 2012, the Company replaced the 2011 Parkson Replacement Note and all accrued interest thereon (aggregating $232,150.68) with the 2012 Parkson Replacement Note.  The 2012 Parkson Replacement Note bears interest at the rate of 3.75% per annum.  Both principal and all accrued interest are due in one lump sum at maturity on June 30, 2013.  The indebtedness evidenced by the 2012 Parkson Replacement Note substantially exceeds the value of the Real Property.  The Real Property is zoned light industrial and consists of approximately one and one-third acres.

Funding Arrangements and Working Capital Loans

Because the Company expects to exhaust its limited cash resources sometime during the second quarter of 2012, and does not have any active business operations to generate cash flow to fund its operating expenses, the Company will need to raise additional cash before its cash resources are exhausted or cease operations and liquidate.

During the past few years, the Company has relied entirely upon the Majority Stockholder to fund operations and expenses (and to extend maturities on indebtedness funded by the Majority Stockholder).  The Majority Stockholder has no commitment or obligation to provide additional funding or financing to the Company (or to extend maturities on existing indebtedness), based on a recent communication with the Majority Stockholder, the Company anticipates receiving an additional working capital loan from the Majority Stockholder during the second quarter of 2012 in an amount sufficient to cover projected operating expenses through December 31, 2012.  If the Majority Stockholder, in its discretion, should determine to provide funding or financing to the Company, there can be no assurance that the Majority Stockholder would continue to do so (or to extend maturities on existing indebtedness) in the future or regarding the amount, terms, restrictions or conditions of any such funding or financing.

Accordingly, the Company currently has no income- or revenue-producing activities or operations, is in a significant net loss (and deficient cash) position and yet has continuing operating expenses, and the Company has indebtedness and liabilities which substantially exceed the realizable value of its assets.

On January 31, 2011, the Company consolidated three working capital loans made in 2009 and 2010 by the Majority Stockholder Trust (and their corresponding accrued interest of $4,319) that matured on January 8, 2011 into one renewal promissory note in the amount of $99,319.39 that matured on January 8, 2012.  Interest and principal on that note were due in one lump sum on the maturity date of January 8, 2012.  With the exception of extending the maturity date until January 8, 2012, the terms of such renewal note were the same as the terms of the original notes.

On March 3, 2010, September 1, 2010, January 6, 2011, and April 22, 2011 the Company received working capital loans from the Majority Stockholder Trust in the amount of $130,000, $60,000, $125,000, and $100,000, respectively.  All four of the loans were unsecured and evidenced by promissory notes which accrued interest at the prime rate.  Interest and principal were due on these notes in one lump sum on the maturity date of January 8, 2012.  The Company received an additional working capital loan on September 28, 2011 in the principal amount of $110,000 from the Majority Stockholder Trust.  The loan was unsecured and evidenced by a promissory note which accrued interest at the prime rate.  Interest and principal on that note, prior to being consolidated (see below), were due in one lump sum on the maturity date of January 8, 2013.   Subsequent to December 31, 2011, and as previously reported on the Company’s Current Report on Form 8-K dated February 7, 2012, the Company received an additional working capital loan on January 18, 2012 in the principal amount of $130,000 from the Majority Stockholder Trust.  The loan was unsecured and evidenced by a promissory note which accrued interest at the prime rate.  Interest and principal on that note were due in one lump sum on the maturity date of January 8, 2013 (the foregoing notes are collectively referred to as the “Working Capital Notes”).  Also subsequent to December 31, 2011, and as previously reported on the Company’s Current Report on Form 8-K dated February 7, 2012, the Company consolidated all of the Working Capital Notes (and their corresponding accrued interest) into the 2012 Le@P Consolidated Renewal Note.  The principal and all accrued interest – at the (lowered) rate of 3.75% per annum – under the 2012 Le@P Consolidated Renewal Note are due in one lump sum on the maturity date of June 30, 2013.

Index

The Company’s auditors have issued a “going concern” qualification in its opinion on the Company’s audited financial statements.  This means that there is substantial doubt that the Company can continue as an on-going business for the next year (2012) unless the Company can succeed in obtaining additional funding or financing to pay its bills as they come due.

The Company’s continued operation and existence, therefore, depends entirely upon obtaining additional funding or financing in the form of debt or equity for which it has no present commitments.  If the Company does not succeed in raising additional funding or financing before its cash is exhausted, it will be forced to cease operations, terminate its reporting as a public company and, ultimately, liquidate and/or dissolve, resulting in the complete loss of value of all equity investments and interests in the Company (including the Class A Common Stock).

Of the Company’s outstanding Class A Common Stock, 96.01% is beneficially owned by Dr. Pearce, including:  (i) 59,897,409 shares owned by the Majority Stockholder Trust, (ii) 2,000,000 shares owned by PearTan, LLC, of which Dr. Pearce is the sole member, (iii) 700,000 shares owned by Broward Trading Corporation, of which Dr. Pearce is the sole stockholder, and (iv) 25,000 shares held by Dr. Pearce directly; the calculation of Dr. Pearce’s beneficial ownership percentage does not take into account the exercise of options, if any, held by third parties, including options held by officers and directors.  Of the Company’s Class B Common Stock, 100% is owned by Lauderdale Holdings, Inc., a Florida corporation, of which Dr. Pearce is the sole stockholder.  Of the Company’s Series B Preferred Stock, 100% of it is held by the Majority Stockholder Trust.

Director Independence

The members of the Board of Directors are not all “independent” under the definition of independence pursuant to NASDAQ National Market (“NASDAQ”) listing standards.  None of the members of the Audit Committee are “independent” under the definition of independence for audit committee members pursuant to the NASDAQ listing standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by Cherry, Bekaert & Holland, L.L.P. (“Cherry”) regarding the audit of the Company’s financial statements for the fiscal year ended December 31, 2011 and December 31, 2010 were approximately $32,000 each year.  The aggregate fees billed by Cherry regarding the reviews of the financial statements included in the Company’s Forms 10-Q for the fiscal year ended December 31, 2011 were $25,150 .

Index

The aggregate fees billed for professional services rendered by Berenfeld Spritzer Shechter & Sheer, LLP (“Berenfeld”) regarding the reviews of the financial statements included in the Company’s Forms 10-Q for the 2010 fiscal year were approximately $27,500.

Audit-Related Fees

The aggregate fees billed for audit-related services rendered by Berkowitz Dick Pollack and Brant, LLP (“BDPB”) to the Company, during the fiscal years ended December 31, 2011 and December 31, 2010, were $2,482 and $1,059, respectively.

Tax Fees

The aggregate fees billed for tax-related services provided by BDPB in connection with tax compliance, tax advice and tax planning services for the fiscal years ended December 31, 2011 and December 31, 2010, were approximately $6,853 and $9,515, respectively.  BDBP prepared the Company’s income tax returns for the fiscal years ended December 31, 2011 and December 31, 2010.  Cherry and Berenfeld provided no tax-related services during the fiscal years ended December 31, 2011 and December 31, 2010.

All Other Fees

The Company paid additional fees to BDPB for the fiscal years ended December 31, 2011 and December 31, 2010, were $7,751 (for general business consulting) and zero, respectively.

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

10.17
Promissory Note dated September 1, 2010 in the principal amount of $60,000 in favor of M. Lee Pearce Living Trust (incorporated by reference to Exhibit 10.17 in the Company’s Current Report on Form 10-K dated March 30, 2011).

10.18
Promissory Note dated September 28, 2011 in the principal amount of $110,000 in favor of M. Lee Pearce Living Trust (incorporated by reference to Exhibit 10.38 in the Company’s Current Report on Form 10-Q as filed on November 10, 2011).

10.19
Renewal Promissory Note (Working Capital) dated February 7, 2012 in the principal amount of $777,062.04 in favor of  M. Lee Pearce Living Trust (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K dated February 7, 2012).

Index

10.20
Renewal Promissory Note (Parkson) dated February 7, 2012 in the principal amount of $794,650.68 in favor of Bay Colony Associates, Ltd. (incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K dated February 7, 2012).

(b) Filed herewith

10.21	Promissory Note dated January 18, 2012 in the principal amount of $130,000 in favor of M. Lee Pearce Living Trust.

21	Subsidiaries of the Registrant.

31.1	Certification of the Acting Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Acting Principal Financial Officer Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: March 30, 2012

Index

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Timothy Lincoln	Acting Principal Executive Officer and Director	March 30, 2012
Timothy Lincoln

/s/ Mary E. Thomas	Acting Principal Financial Officer and Director	March 30, 2012
Mary E. Thomas

/s/ Jerome Fields, M.D.	Director	March 30, 2012
Jerome Fields, M.D.

Index

“Exhibit F”

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Le@P Technology, Inc.

We have audited the accompanying consolidated balance sheets of Le@P Technology, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of  Le@P Technology, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Cherry, Bekaert & Holland, L.L.P.

Fort Lauderdale, Florida
March 30, 2012

Index

Le@P Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$40,182	$2,448
Prepaid expenses and other current assets	5,512	3,452
Total current assets	45,694	5,900

Property and equipment, net	400,000	400,000
Other assets	170	860
Total assets	$445,864	$406,760

See notes to consolidated financial statements.

Index

Le@P Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2011	2010
Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable	$6,415	$9,141
Accrued professional fees	65,279	55,750
Accrued compensation and related liabilities	19,348	11,252
Short-term notes payable to related party	1,076,819	657,500
Short-term accrued interest payable to related party	247,704	192,841
Total current liabilities	1,415,565	926,484

Long-term notes payable to related party	110,000	190,000

Long-term accrued interest payable to related party	921	4,159

Total liabilities	1,526,486	1,120,643

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, par value $0.001 per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at December 31, 2011 and 2010.	2,170,000	2,170,000
Class A common stock, $0.01 par value 149,975,000 shares authorized and 65,280,759 shares issued at December 31, 2011 and 2010.	652,808	652,808
Class B common stock, $0.01 par value per share. Authorized, issued and outstanding 25,000 shares at December 31, 2011 and 2010.	250	250
Additional paid-in capital	35,981,387	35,981,387
Accumulated deficit	(39,835,607)	(39,468,868)
Treasury stock, at cost, 84,850 shares at December 31, 2011 and 2010	(49,460)	(49,460)

Total stockholders’ deficiency	(1,080,622)	(713,883)
Total liabilities and stockholders’ deficiency	$445,864	$406,760

See notes to consolidated financial statements.

Index

Le@P Technology, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years ended December 31,
	2011	2010
Revenue	$–	$–

General and administrative expenses:
Salaries and benefits	37,522	44,757
Professional fees	163,418	107,971
Impairment loss	-	110,000
Other	109,855	100,364

Total general and administrative expenses	310,795	363,092

Other income (expenses):
Interest expense	(55,944)	(46,551)
Interest income	-	7
Rental income	-	3,291

Total other income (expenses)	(55,944)	(43,253)

Loss before income taxes	(366,739)	(406,345)

Provision for income taxes	-	-

Net loss	(366,739)	(406,345)

Dividends undeclared on cumulative preferred stock	217,000	217,000

Net loss attributable to common stockholders	$(583,739)	$(623,345)

Basic and diluted net loss per share:
Net loss per common share-Class A	$(0.01)	$(0.01)
Net loss per common share-Class B	$0.00	$0.00
Net loss attributable to common stockholders	$(0.01)	$(0.01)

Basic weighted average shares outstanding	65,305,759	65,305,759
Diluted weighted average shares outstanding	65,305,759	65,305,759

See notes to consolidated financial statements.

Index

Le@P Technology, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficiency

	Preferred		Class A and Class B		Additional
	Stock		Common Stock		Paid-in	Accumulated	Treasury	Total
	Shares	Amount	Shares	Par Value	Capital	Deficit	Stock
Balance at December 31, 2009	2,170	$2,170,000	65,305,759	$653,058	$35,981,387	$(39,062,523)	$(49,460)	$(307,538)

Net loss	-	-	-	-	-	(406,345)	-	(406,345)

Balance at December 31, 2010	2,170	2,170,000	65,305,759	653,058	35,981,387	(39,468,868)	(49,460)	(713,883)

Net loss						(366,739)		(366,739)

Balance at December 31, 2011	2,170	$2,170,000	65,305,759	$653,058	$35,981,387	$(39,835,607)	$(49,460)	$(1,080,622)

See notes to consolidated financial statements

Index

Le@P Technology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(366,739)	$(406,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	340
Loss on sale of equipment	-	1,797
Changes in operating assets and liabilities:
Impairment loss	-	110,000
Accounts receivable	-	3,706
Prepaid expenses and other current assets	(2,060)	4,393
Other assets	690	18,325
Accounts payable and other accrued expenses	(2,726)	(3,401)
Accrued professional fees	9,529	500
Accrued compensation and related liabilities	8,096	5,792
Accrued interest payable to related party	51,625	46,551
Net cash used in operating activities	(301,585)	(218,342)

Cash flows from investing activities:
Proceeds from sale of equipment	-	700
Net cash provided by investing activities	-	700

Cash flows from financing activities:
Proceeds from related party notes payable	339,319	205,000
Net cash provided by financing activities	339,319	205,000

Net increase (decrease) in cash and cash equivalents	37,734	(12,642)
Cash and cash equivalents at beginning of year	2,448	15,090
Cash and cash equivalents at end of year	$40,182	$2,448

See notes to consolidated financial statements.

Index

Le@P Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.   The Company

Prior to May 2009, the Company pursued a strategy of acquiring and commercializing synergistic technologies to develop advanced products.  On May 22, 2009, the Company’s Board of Directors (the “Board” or “Board of Directors”) determined to cease for the foreseeable future investigating, pursuing or consummating investment or acquisition opportunities, and Dr. Donald J. Ciappenelli (then Chief Executive Officer) agreed to terminate his employment with the Company and Timothy C. Lincoln, Class B Director, was appointed Acting Principal Executive Officer of the Company.

The Company currently has no operating business and has substantial indebtedness and liabilities, and the only significant asset of the Company is the Real Property (as defined below) owned by one of the Company’s subsidiaries, Parkson Property LLC.  The Real Property land is zoned light industrial and consists of approximately one and one-third acres.  The Company’s previous tenant lease on the Real Property has expired, the Company has no prospects for replacing the tenant or releasing the property (and no cash resources for making improvements to the Real Property), and the value of the Real Property is substantially less than the debt (secured by a related-party mortgage) encumbering it.

During the past few years, the Company has relied entirely upon the Majority Stockholder to fund operations and expenses (and to extend maturities on indebtedness). While the Company has no commitment from the Majority Stockholder or any other party to provide additional funding or financing to the Company (or to extend maturities on existing indebtedness), based on a recent communication with the Majority Stockholder, the Company anticipates receiving an additional working capital loan from the Majority Stockholder during the second quarter of 2012 in an amount sufficient to cover projected operating expenses through December 31, 2012.  If the Majority Stockholder, in its discretion, should determine to provide funding or financing to the Company, there can be no assurance that the Majority Stockholder would continue to do so (or to extend maturities on existing indebtedness) in the future or regarding the terms, restrictions or conditions of any such funding or financing.

Accordingly, the Company currently has no income- or revenue-producing activities or operations, is in a significant net loss (and deficient cash) position and yet has continuing operating expenses, and the Company has indebtedness and liabilities which substantially exceed the realizable value of its assets.

Notwithstanding the cessation of investigating investment and acquisition opportunities, the Company may from time to time consider such opportunities which otherwise come to the attention of Board members or acting officers.  The ability of the Company to pursue or ultimately consummate any such investment or acquisition opportunities will be dependent upon, among other things, its ability to fund and obtain financing for and to to source and execute on, such opportunities (including the investigation and pursuit of same).

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

Index

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

The Company records its financial assets and liabilities at fair value, which is defined under the applicable accounting standards as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measure date. The Company uses valuation techniques to measure fair value, maximizing the use of observable outputs and minimizing the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
Level 1 – Quoted prices in active markets for identical assets or liabilities.
Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 – Inputs include management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.

Impairment of long-lived assets and long-lived assets to be disposed of

The Company reviews the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. If facts and circumstances indicate that the carrying value of an asset or groups of assets, as applicable, is impaired, the long-lived asset or groups of long-lived assets are written down to their estimated fair value.  Based on an independent appraisal of the Real Property, which valued the Real Property at $400,000, the Company determined that the value of the Real Property was impaired, and recognized a $110,000 impairment loss during the year ended December 31, 2010.  No asset impairment occurred during the year ended December 31, 2011.

Loss per share

Basic earnings per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share amounts are computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents, and stock options outstanding during the period. Potential shares of common stock issuable under options or other share equivalents and their effects on the loss were excluded from the diluted calculations because the effect was anti-dilutive. There are no potentially dilutive shares outstanding at December 31, 2011 and 2010.

Concentration of credit risk

The Company places its cash on deposit with financial institutions in the United States.  The Federal Deposit Insurance Corporation (FDIC) covers $250,000 for substantially all depository accounts and temporarily provides unlimited coverage through December 31, 2012 for certain qualifying and participating non-interest bearing transaction accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of December 31, 2011 and 2010, the Company had no balances which exceeded these insured amounts.

Index

Stock Based Compensation

The Company applies F.A.S.B. ASC Topic 718, “Share-Based Payments” which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Compensation cost is recognized when the event occurs. For the years ended December 31, 2011 and 2010, the Company did not grant any stock options.

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

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2011, 2010, 2009 and 2008.

The Company classifies interest and penalties arising from underpayment of income taxes in the consolidated statements of operations as general and administrative expenses.  As of December 31, 2011, the Company had no accrued interest or penalties related to uncertain tax provisions.

Reclassification

Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to maintain consistency and comparability between periods presented.

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. The amended guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company believes the adoption of this guidance will not have a material impact on its consolidated financial statements.

Index

In June 2011, the FASB issued new guidance that gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total for comprehensive income. The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements(s) where the components of net income and the components of other comprehensive income are presented. The guidance is to be applied retrospectively, for fiscal periods and interim periods within those years, beginning after December 15, 2011 and early adoption is permitted. In December 2011, the FASB issued new guidance deferring the changes in the June 2011 relating to presentation of classification adjustments. The Company’s adoption of the new guidance as of January 1, 2012 is not expected to have a material impact on its consolidated financial position, results of operations and cash flows.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).  This ASU was issued to provide largely identical guidance about fair value measurement and disclosure requirements for entities that disclose the fair value of an asset, a liability, or an instrument classified in shareholders' equity in their consolidated financial statements as that provided in the International Accounting Standards Board's new IFRS 13, Fair Value Measurement. This ASU does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required or permitted under GAAP. This guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that results from applying the ASU to quantify the total effect, if practicable. The Company believes the adoption of this guidance will not have a material impact on its financial statement disclosures.

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

The Company has exhausted its liquid cash resources.  The Company’s cash and cash equivalents, aggregating to $40,182 as of December 31, 2011, will not be sufficient to cover the current levels of operating expenses through the next twelve months. The Company has requested that the Majority Stockholder provide additional financing for the Company’s current operations.

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

4.  Property and Equipment

Property and equipment consists of the following:

	December 31,
	2011	2010
Land	$400,000	$400,000
Leasehold improvements	17,842	17,842
Equipment and software	9,546	9,546
Furniture and fixtures	59,433	59,433
	486,821	486,821
Less accumulated depreciation	86,821	86,821
	$400,000	$400,000

Index

Depreciation expense for the years ended December 31, 2011 and 2010 was zero and $340, respectively.  Based on an independent appraisal of the Real Property, which valued the Real Property at $400,000, the Company recognized an impairment loss on the Real Property in the amount of $110,000 during the year ended December 31, 2010.  No impairment of property was recognized during the year ended December 31, 2011.

5.  Commitments and Contingencies

Leases

Le@P is leasing corporate office space located in Ft. Lauderdale, Florida from an unrelated third party. The lease was renewed effective April 1, 2011, and provides for a term of one year and monthly rental payments of approximately $4,400. The lease provides for automatic renewal of successive one-year terms unless either party provides at least 30 days' prior written notice to the other of its intent to terminate the lease upon expiration of the then-current term.

The Company subleases a portion of its office space on a month to month basis to another related party entity for the monthly amount of $4,002. The total rents received in 2011 and 2010 were $48,030, respectively.

Legal Proceedings

From time to time, the Company is party to business disputes arising in the normal course of its business operations.  The Company’s management believes that none of these actions, standing alone, or in the aggregate, is currently material to the Company’s operations or financial condition.

Employment Agreements

The Company has no employment agreements.

6.  Related Party Transactions

Parkson owns the Real Property that was purchased from Bay Colony in exchange for a two-month note in the amount of $37,500, as well the Long Term Note and mortgage in the amount of $712,500.  The purchase price was based upon an independent third-party appraisal.  The Long-Term Note was replaced with a new long-term note with principal in the amount of $562,500, first on March 17, 2006, then on October 24, 2007, then on January 15, 2010, and then again on January 31, 2011 (the 2011 Parkson Replacement Note).  On February 7, 2012, the Company replaced the 2011 Parkson Replacement Note and all accrued interest (aggregating $232,150.68) into the 2012 Parkson Replacement Note. The 2012 Parkson Replacement Note bears interest at the rate of 3.75% per annum.  Both principal and interest are due in one lump sum on June 30, 2013.  The indebtedness evidenced by the 2012 Parkson Replacement Note substantially exceeds the value of the Real Property.

The Real Property is zoned light industrial and consists of approximately one and one-third acres.  The Company had leased the property to unrelated parties and recognized $3,291 in rental income under the lease in 2010.  The Company’s lease of its Real Property to a tenant expired in March 2010.  The Company has decided not to re-lease the Real Property at the present time and will continue to analyze and explore alternatives regarding the Real Property (including its possible sale).  The Company’s decision not to re-lease the Real Property is based in significant part upon its determination that, under current market conditions, certain improvements would be required to be made to the Real Property before it could be leased.  However, the Company does not presently have the necessary liquid cash resources (or access to sources of funding or financing) to make such improvements and has no expectation of being able to secure cash or other funding or financing to make such improvements in the foreseeable future.  Consequently, the Company is realizing no revenue or income in respect of the Real Property and has no prospects of realizing revenue or income from the Real Property in the foreseeable future, but continues to incur costs relating to its ownership, maintenance, and insurance of the Real Property (including, without limitation, annual property taxes).

The interest expense included in the accompanying consolidated financial statements relates to interest charged on the indebtedness due to the Majority Stockholder.

On January 31, 2011, the Company consolidated three working capital loans made in 2009 and 2010 by the Majority Stockholder Trust (and their corresponding accrued interest of $4,319) that matured on January 8, 2011 into one renewal promissory note in the amount of $99,319.39 that matured on January 8, 2012.  Interest and principal on that note were due in one lump sum on the maturity date of January 8, 2012.  With the exception of extending the maturity date until January 8, 2012, the terms of such renewal note were the same as the terms of the original notes.

Index

On March 3, 2010, September 1, 2010, January 6, 2011, and April 22, 2011 the Company received working capital loans from the Majority Stockholder Trust in the amount of $130,000, $60,000, $125,000, and $100,000, respectively.  All four of the loans were unsecured and evidenced by promissory notes which accrued interest at the prime rate.  Interest and principal were due on these notes in one lump sum on the maturity date of January 8, 2012.  The Company received an additional working capital loan on September 28, 2011 in the principal amount of $110,000 from the Majority Stockholder Trust.  The loan was unsecured and evidenced by a promissory note which accrued interest at the prime rate.  Interest and principal on that note, prior to being consolidated (see below), were due in one lump sum on the maturity date of January 8, 2013.   Subsequent to December 31, 2011, and as previously reported on the Company’s Current Report on Form 8-K dated February 7, 2012, the Company received an additional working capital loan on January 18, 2012 in the principal amount of $130,000 from the Majority Stockholder Trust.  The loan was unsecured and evidenced by a promissory note which accrued interest at the prime rate.  Interest and principal on that note were due in one lump sum on the maturity date of January 8, 2013 (the foregoing notes are collectively referred to as the “Working Capital Notes”).  Also subsequent to December 31, 2011, and as previously reported on the Company’s Current Report on Form 8-K dated February 7, 2012, the Company consolidated all of the Working Capital Notes (and their corresponding accrued interest) into the 2012 Le@P Consolidated Renewal Note.  The principal and all accrued interest – at the (lowered) rate of 3.75% per annum – under the 2012 Le@P Consolidated Renewal Note are due in one lump sum on the maturity date of June 30, 2013.

The Company has again requested that the Majority Stockholder provide additional financing for the Company’s anticipated short-term operating expenses at least through the end of the 2012 fiscal year.  The Majority Stockholder has no commitment or obligation to provide additional funding or financing to the Company (or to extend maturities on existing indebtedness).  Third party funding and financing sources have not been, and for the foreseeable future are not expected to be, available to the Company.  If the Majority Stockholder, in its discretion, should determine to provide funding or financing to the Company, there can be no assurance that the Majority Stockholder would continue to do so (or to extend maturities on existing indebtedness) in the future or regarding the terms, restrictions or conditions of any such funding or financing.  Pursuing, obtaining commitments for and executing on additional funding and financing will also require additional cash resources.

7.  Stock Based Compensation

Options may be granted to Company employees, directors and consultants under various stock option plans.  All options granted under the plans through December 31, 2007 have been at prices which have been equal to or greater                   than the fair market value of the Company’s common stock at the date of grant.  At December 31, 2011, the Company had reserved 10,100,000 shares of Class A common stock for possible future issuance under its stock option plans.

The Company recognizes compensation expense for the Company’s share-based payment awards on a straight-line basis using a separate vesting tranche for each stock option issued.  The Company determined the grant-date fair value of share-based payment awards using the Black-Scholes pricing model.

The Company granted no options to purchase shares of the Company’s Class A Common Stock during the years ended December 31, 2011 and 2010.

Option activity under the Company’s plans is summarized below:

	2011			2010
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at beginning of year	-	-	-	52,500	$3.00	.2
Options granted	-	-	-	-	-	-
Options expired or forfeited	-	-	-	(52,500)	$3.00	-
Outstanding at end of year	-	-	-	0	-	-
Options exercisable at year-end	-	-	-	-	-	-
Shares available for future grant	10,100,000			10,100,000

Index

There are no stock options outstanding and exercisable at December 31, 2011.

8.  Preferred Stock

The Certificate of Incorporation of the Company, as amended, authorizes the issuance of 25,000,000 shares of

Preferred Stock, $.001 par value of which 2,500 shares have been designated as Series B 10% Cumulative Preferred Stock, $.001 par value, (the “Series B Preferred Stock”).  The Series B Preferred Stock is nonvoting and nonconvertible.  Dividends on the Series B Preferred Stock are cumulative and accrue at a rate of 10% per annum on the preferred stock’s stated value of $1,000 per share and must be paid before any dividends may be paid on any other class of common or preferred stock.  No other class of common or preferred stock may be redeemed or repurchased nor may the Series B Preferred Stock be altered or modified without the approval of the holders of the Series B Preferred Stock.  Effective November 15, 1999, the Company issued 2,170 shares of the Series B Preferred Stock to the Majority Stockholder in exchange for $2,170,000, which had previously been contributed to the Company.  At December 31, 2011 and 2010, respectively, dividends of $2,670,500 and $2,453,500 were accumulated on the Series B Preferred Stock.  Such amount will be accrued and charged to retained earnings, if any, or additional paid-in capital when declared by the Company’s Board of Directors.

9.  Class B Common Stock

The Company has 25,000 shares of Class B Common Stock outstanding.  Such shares are held by the  Majority Stockholder and enable the holder to elect a majority of the Board of Directors of the Company; otherwise the Class B Common Stock is identical to the Company’s Class A Common Stock.

10.  Income Taxes

Significant components of the Company’s net deferred income taxes are as follows:

	For the Years ended December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$4,308,679	$4,193,034
Accruals	99,957	77,427
Other	45,937	45,814
Deferred tax assets	4,454,573	4,316,275
Less valuation allowance	(4,454,573)	(4,316,275)
Net deferred tax assets	$–	$–

A reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate (benefit) follows:

	For the Years ended December 31,
	2011	2010
U.S. Federal Statutory rate	(34.00%)	(34.00%)
State income taxes, net of federal benefit	(3.63)	(3.63)
Change in valuation allowance	37.63	37.63
	0.00%	0.00%

Index

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more than likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment. After consideration of the evidence, both positive and negative, management has determined that a $4,454,573 valuation allowance at December 31, 2011 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $138,298.  At December 31, 2011, the Company has available net operating loss carryforwards for federal income tax purposes of approximately $10,458,497 expiring at various times through 2037.

11.  Valuation and Qualifying Accounts

A summary of the activity in the Company’s valuation and qualifying accounts is as follows:

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-off’s	Other Changes	Balance at End of Period
Deferred tax asset valuation allowance

Year ended December 31, 2011	$4,316,275	138,298	-	-	$4,454,573
Year ended December 31, 2010	$4,314,909	1,366	-	-	$4,316,275

12.  Subsequent Events

Subsequent to December 31, 2011, and as previously reported on the Company’s Current Report on Form 8-K dated February 7, 2012, the Company received an additional working capital loan on January 18, 2012 in the principal amount of $130,000 from the Majority Stockholder Trust.  The loan was unsecured and evidenced by a promissory note which accrued interest at the prime rate.  Interest and principal were due in one lump sum on the maturity date of January 8, 2013.  Also subsequent to December 31, 2011, and as previously reported on the Company’s Current Report on Form 8-K dated February 7, 2012, the Company consolidated the Working Capital Notes (and their corresponding accrued interest) into one renewal note in the 2012 Le@P Consolidated Renewal Note in the amount of $777,062.04.  The principal and all accrued interest – at the rate of 3.75% per annum – under the 2012 Le@P Consolidated Renewal Note are due in one lump sum on June 30, 2013.

As previously reported, on February 7, 2012, Parkson replaced the 2011 Parkson Replacement Note and all accrued interest (aggregating $232,150.68) into the 2012 Parkson Replacement Note in the amount of $794,650.68. The 2012 Parkson Replacement Note bears interest at the rate of 3.75% per annum.  Both principal and interest are due in one lump sum on June 30, 2013.