Form 10-Q
period 2012-03-31
LEAP TECHNOLOGY INC / DE
filed 2012-05-15
CIK 110027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

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
☐ Yes   ☑ No

Class A Common Stock, par value $0.01 per share: 65,195,909 shares outstanding as of May 15, 2012
Class B Common Stock, par value $0.01 per share: 25,000 shares outstanding as of May 15, 2012

LE@P TECHNOLOGY, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash	$96,077	$40,182
Prepaid expenses	20,119	5,512
Total current assets	116,196	45,694

Property and equipment, net	400,000	400,000

Other assets	170	170

Total assets	$516,366	$445,864

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(continued)
(Unaudited)

	March 31,	December 31,
	2012	2011

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued expenses	$23,346	$6,415
Accrued professional fees	91,370	65,279
Accrued compensation and related liabilities	24,149	19,348
Short-term notes payable to related party	-	1,076,819
Short-term accrued interest payable to related party	-	247,704
Total current liabilities	138,865	1,415,565

Long-term notes payable to related party	1,571,713	110,000

Long-term accrued interest payable to related party	8,720	921

Total liabilities	1,719,298	1,526,486

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $0.001 par value per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at March 31, 2012 and December 31, 2011.	2,170,000	2,170,000
Class A Common Stock, $0.01 par value 149,975,000 shares authorized and 65,280,759 shares issued at March 31, 2012 and December 31, 2011.	652,808	652,808
Class B Common Stock, $0.01 par value per share. Authorized, issued and outstanding 25,000 shares at March 31, 2012 and December 31, 2011.	250	250
Additional paid-in capital	35,981,387	35,981,387
Accumulated deficit	(39,957,917)	(39,835,607)
Treasury stock, at cost, 84,850 shares at March 31, 2012 and December 31, 2011.	(49,460)	(49,460)
Total stockholders’ deficiency	(1,202,932)	(1,080,622)
Total liabilities and stockholders’ deficiency	$516,366	$445,864

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenue	$-	$-

Expenses:
Salaries and benefits	13,219	10,711
Professional fees	72,659	43,310
General and administrative	21,444	22,130
Total expenses	107,322	76,151

Loss from operations	(107,322)	(76,151)

Other income (expense):
Interest expense	(14,988)	(12,950)
Total other income (expense)	(14,988)	(12,950)

Loss before income taxes	(122,310)	(89,101)

Provision for income taxes	-	-

Net loss	(122,310)	(89,101)

Dividends undeclared on cumulative preferred stock	54,250	54,250

Net loss attributable to common stockholders	$(176,560)	$(143,351)

Basic and diluted net loss per share:
Net loss per common share-Class A	$(0.00)	$(0.00)
Net loss per common share-Class B	$(0.00)	$(0.00)
Net loss attributable to common stockholders	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	65,305,759	65,305,759

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(122,310)	$(89,101)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(14,606)	(13,752)
Accounts payable and accrued expenses	16,931	2,997
Accrued interest payable to related party	14,988	12,951
Accrued compensation and related liabilities	4,801	5,663
Accrued professional fees	26,091	3,250
Net cash used in operating activities	(74,105)	(77,992)

Cash flows from financing activities:
Proceeds from notes payable-related party	130,000	125,000
Net cash provided by financing activities	130,000	125,000

Net increase in cash	55,895	47,008
Cash at beginning of period	40,182	2,448
Cash at end of period	$96,077	$49,456

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

Noncash financing activities
Capitalized accrued interest payable	$254,893	$4,319

Le@P Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2012
(Unaudited)

1.	The Company

Prior to May 2009, Le@P Technology, Inc. (the “Company”) pursued a strategy of acquiring and commercializing synergistic technologies to develop advanced products.  On May 22, 2009, the Company’s Board of Directors (the “Board” or “Board of Directors”) determined to cease for the foreseeable future investigating, pursuing or consummating investment or acquisition opportunities.

Notwithstanding the cessation of investigating investment and acquisition opportunities, the Company may from time to time consider such opportunities which otherwise come to the attention of Board members or acting officers.  The ability of the Company to pursue or ultimately consummate any such investment or acquisition opportunities will be dependent upon, among other things, its ability to obtain financing for, and to source and execute on, such opportunities (including the investigation and pursuit of same).

The only significant asset of the Company is its ownership of certain property in Broward County, Florida (the “Real Property”).  The Real Property is zoned light industrial and consists of approximately one and one-third acres.  The Company’s lease of the Real Property to a tenant has expired and the Company has no immediate prospects for replacing the tenant.

Operating Losses and Cash Flow Deficiencies

The Company currently has no revenue-producing activities and has substantial indebtedness and liabilities.  During the past few years, the Company has relied entirely upon the M. Lee Pearce Living Trust (the “Majority Stockholder Trust”), of which the Company’s indirect and beneficial majority stockholder, M. Lee Pearce, M.D. (“Dr. Pearce”), is the 100% beneficial owner (entities owned or controlled by Dr. Pearce that own capital stock in the Company are collectively referred to as the “Majority Stockholder”), to fund operations and expenses (and to extend maturities on indebtedness).  Neither the Majority Stockholder nor any other party has any commitment or obligation to provide any additional financing or funding.  If the Majority Stockholder, in its discretion, provides such financing or funding, there can be no assurance that the Majority Stockholder would continue to do so (or to extend maturities on existing indebtedness) in the future or regarding the amount, terms, restrictions or conditions of any such funding or financing.  The Company’s efforts to obtain financing may require significant costs and expenditures, and if the Company succeeds in obtaining financing, the financing terms could result in substantial dilution of existing equity positions and increased interest expense.

Subsequent to March 31, 2012, and as previously reported on the Company’s Current Report on Form 8-K dated April 9, 2012, the Majority Stockholder Trust provided the Company with a working capital loan on April 9, 2012 in the principal amount of $500,000, which management believes, based upon the Company’s operating budget for 2012, will be sufficient to fund the Company’s working capital requirements through December 31, 2012.  The loan is evidenced by a promissory note, bears interest at the rate of 3.75% per annum, and matures (with all principal and interest due in one lump sum) on June 30, 2013.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Le@P Technology, Inc. Annual Report on Form 10-K for the year ended December 31, 2011.

Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to maintain consistency and comparability between periods presented.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“the FASB”) issued FASB ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 provides new guidance for fair value measurements intended to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amended guidance provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The amended guidance is effective for interim and annual periods beginning after December 15, 2011. Early adoption was not permitted. The Company adopted ASU 2011-04 in this Form 10-Q for the three months ended March 31, 2012.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively. The FASB has deferred the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income. Companies are required to either present amounts reclassified out of other comprehensive income on the face of the financial statements or disclose those amounts in the notes to the financial statements. During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income. The effective date of this deferral will be consistent with the effective date of the ASU 2011-05. The implementation of ASU 2011-05 did not have a material effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing for Goodwill Impairment (“ASU 2011-08”). ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 31, 2011. Early adoption was permitted. The implementation of ASU 2011-08 did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about offsetting Assets and Liabilities” requiring additional disclosure about offsetting and related arrangements. ASU 2011-11 is effective retrospectively for annual reporting periods beginning on or after January 1, 2013. The adoption of ASU 2011-11 will not have a material impact on the Company’s future financial position, results of operation, or liquidity.

3.	Notes Payable to Related Parties

Parkson Property LLC (“Parkson”), a wholly-owned subsidiary of the Company, owns the Real Property.  Parkson purchased the Real Property on September 28, 2001 from Bay Colony Associates, Ltd. (“Bay Colony”), an entity wholly-owned by the Majority Stockholder in exchange for a two-month note in the amount of $37,500 and a five-year note (the “Long Term Note”) and related mortgage in the amount of $712,500.  The Long-Term Note was replaced several times, most recently on February 7, 2012 with a renewal promissory note in the amount of $794,650.68 (the “2012 Parkson Replacement Note”).  The 2012 Parkson Replacement Note bears interest at the rate of 3.75% per annum; both principal and all accrued interest on the note are due in one lump sum on June 30, 2013.

On January 31, 2011, the Company consolidated three working capital loans made in 2009 and 2010 by the Majority Stockholder Trust (and their corresponding accrued interest of $4,319) that matured on January 8, 2011 into one renewal promissory note in the amount of $99,319.39 that matured on January 8, 2012.  Interest and principal on that note were due in one lump sum on the maturity date of January 8, 2012.  With the exception of extending the maturity date until January 8, 2012, the terms of such renewal note were the same as the terms of the original notes.  On March 3, 2010, September 1, 2010, January 6, 2011, and April 22, 2011 the Company received working capital loans from the Majority Stockholder Trust in the amount of $130,000, $60,000, $125,000, and $100,000, respectively.  All four of the loans were unsecured and evidenced by promissory notes which accrued interest at the prime rate.  Interest and principal were due on these notes in one lump sum on the maturity date of January 8, 2012.  The Company received an additional working capital loan on September 28, 2011 in the principal amount of $110,000 from the Majority Stockholder Trust.  The loan was unsecured and evidenced by a promissory note which accrued interest at the prime rate.  Interest and principal on that note, prior to being consolidated (see below), were due in one lump sum on the maturity date of January 8, 2013.   The Company received an additional working capital loan on January 18, 2012 in the principal amount of $130,000 from the Majority Stockholder Trust.  The loan was unsecured and evidenced by a promissory note which accrued interest at the prime rate.  Interest and principal on that note were due in one lump sum on the maturity date of January 8, 2013 (the foregoing notes are collectively referred to as the “Working Capital Notes”).   On February 7, 2012, the Company consolidated all of the Working Capital Notes (and their corresponding accrued interest) into one renewal promissory note in the amount of $777,062.04 (the “2012 Le@P Consolidated Renewal Note”).  The principal and all accrued interest – at the (lowered) rate of 3.75% per annum – under the 2012 Le@P Consolidated Renewal Note are due in one lump sum on the maturity date of June 30, 2013.

Subsequent to March 31, 2012, and as previously reported on the Company’s Current Report on Form 8-K dated April 9, 2012, the Majority Stockholder Trust provided the Company with an additional working capital loan on April 9, 2012 in the principal amount of $500,000.  The loan is evidenced by a promissory note, bears interest at the rate of 3.75% per annum, and matures (with all principal and interest due in one lump sum) on June 30, 2013.

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

Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to the plans, objectives and expected or anticipated business, liquidity, capital resources, financing condition or operating results of the Company, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “seek”, “estimate,” “intend,” “strategy,” “plan,” “objective”, “goal”, “propose”, “may,” “should,” “will,” “would,” “will be,” “can”, “could”, “will continue,” “will likely result,” and similar statements and expressions.  Forward-looking statements are based on current beliefs, expectations and assumptions that are subject to risks and uncertainties that can be difficult to predict or ascertain and which may cause actual results to differ materially from the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of the Company, the inclusion of such information should not be regarded as a statement by the Company or any other person that these statements (or our goals, objectives, plans or other forward-looking information derived therefrom) will be achieved.  Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein include, without limitation, the items listed below:

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

Business Strategy

As discussed more fully in Item 1 above (under “The Company”), the Company ceased for the foreseeable future investigating, pursuing or consummating investment or acquisition opportunities.  Notwithstanding this, from time to time the Company considers investment and acquisition opportunities, which come to the attention of Board members or the Company’s acting officers.  The ability of the Company to pursue or ultimately consummate any such investment or acquisition opportunities is dependent upon, among other things, its ability to fund and obtain financing for, and to source and execute on, such opportunities (including the investigation and pursuit of same).

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

Liquidity and Capital Resources

On January 31, 2011, the Company consolidated three working capital loans made in 2009 and 2010 by the Majority Stockholder Trust (and their corresponding accrued interest of $4,319) that matured on January 8, 2011 into one renewal promissory note in the amount of $99,319.39 that matured on January 8, 2012.  Interest and principal on that note were due in one lump sum on the maturity date of January 8, 2012.  With the exception of extending the maturity date until January 8, 2012, the terms of such renewal note were the same as the terms of the original notes.  On March 3, 2010, September 1, 2010, January 6, 2011, and April 22, 2011 the Company received working capital loans from the Majority Stockholder Trust in the amount of $130,000, $60,000, $125,000, and $100,000, respectively.  All four of the loans were unsecured and evidenced by promissory notes which accrued interest at the prime rate.  Interest and principal were due on these notes in one lump sum on the maturity date of January 8, 2012.  The Company received an additional working capital loan on September 28, 2011 in the principal amount of $110,000 from the Majority Stockholder Trust.  The loan was unsecured and evidenced by a promissory note which accrued interest at the prime rate.  Interest and principal on that note, prior to being consolidated (see below), were due in one lump sum on the maturity date of January 8, 2013.   The Company received an additional working capital loan on January 18, 2012 in the principal amount of $130,000 from the Majority Stockholder Trust.  The loan was unsecured and evidenced by a promissory note which accrued interest at the prime rate.  Interest and principal on that note were due in one lump sum on the maturity date of January 8, 2013 (the foregoing notes are collectively referred to as the “Working Capital Notes”).   On February 7, 2012, the Company consolidated all of the Working Capital Notes (and their corresponding accrued interest) into one renewal promissory note in the amount of $777,062.04 (the “2012 Le@P Consolidated Renewal Note”).  The principal and all accrued interest – at the (lowered) rate of 3.75% per annum – under the 2012 Le@P Consolidated Renewal Note are due in one lump sum on the maturity date of June 30, 2013.

Until the Company secures financing for and acquires operations or other revenue-generating activities to become self-sufficient, the Company will remain dependent upon the Majority Stockholder. Neither the Majority Stockholder nor any other party has any commitment or obligation to provide any additional financing or funding (or to extend maturities on existing indebtedness).  If the Majority Stockholder, in its discretion, provides such financing or funding, there can be no assurance that the Majority Stockholder would continue to do so (or to extend maturities on existing indebtedness) in the future or regarding the amount, terms, restrictions or conditions of any such funding or financing.  The Company’s efforts to obtain financing may require significant costs and expenditures, and if the Company succeeds in obtaining financing, the financing terms could result in substantial dilution of existing equity positions and increased interest expense.

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

Subsequent to March 31, 2012, and as previously reported on the Company’s Current Report on Form 8-K dated April 9, 2012, the Majority Stockholder Trust provided the Company with an additional working capital loan on April 9, 2012 in the principal amount of $500,000.  The loan is evidenced by a promissory note, bears interest at the rate of 3.75% per annum, and matures (with all principal and interest due in one lump sum) on June 30, 2013.

Financial Condition at March 31, 2012 Compared to December 31, 2011

The Company’s total assets increased from approximately $446,000 at the end of 2011 to approximately $516,000 at March 31, 2012, primarily reflecting the increase in cash from receipt of the $130,000 working capital loan from the Majority Stockholder on January 18, 2012 offset by the use of approximately $60,000 in payments for operating expenses.

The Company’s total liabilities increased from approximately $1,526,000 at the end of 2011 to approximately $1,719,000 at March 31, 2012, primarily due to the Company’s incurring liabilities under long-term notes payable to a related party of $130,000, and an increase in accrued liabilities of approximately $48,000.

The Company’s working capital deficit decreased from approximately ($1,370,000) at the end of 2011 to approximately ($23,000) at March 31, 2012, primarily reflecting the extended maturity date of the debt agreements, resulting in the reclassification of the Company’s obligations for principal and accrued interest to the Majority Stockholder from a short term liability at the end of 2011 to a long term liability at March 31, 2012.

Comparison of Results of Operations for the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011

The Company’s net operating loss increased from approximately $89,000 for the three months ended March 31, 2011 to approximately $122,000 for the three months ended March 31, 2012.  The variance primarily reflects an increase in professional fees of approximately $29,000 and an increase in interest expense of approximately $2,000.

Off-Balance Sheet Arrangements

As of March 31, 2012, the Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on the current or future financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties.  Please see the section entitled “Forward-Looking Statements” on page 12 for important information to consider when evaluating such statements and related notes included under Item 1 hereof.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).   As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of the Company’s Acting Principal Executive Officer and Acting Principal Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2012, the end of the period covered by this report.  Based on that review and evaluation, the Acting Principal Executive Officer and Acting Principal Financial Officer, along with the management of the Company, have determined that as of March 31, 2012, the disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting During Last Fiscal Quarter

Our Acting Principal Executive Officer and Acting Principal Financial Officer have identified no change in the Company’s “internal control over financial reporting” (as defined in Exchange Act Rule 13a-15(f)) that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

As of March 31, 2012, the Company was not involved in any material claims or lawsuits, or legal proceeding. From time to time, the Company is party to business disputes arising in the normal course of its business operations.  As of March 31, 2012, the Company’s management believed that none of these actions, standing alone, or in the aggregate, was material to the Company’s operations or financial condition.

Item 1A.	Risk Factors

As a “smaller reporting company,” as defined by the Securities and Exchange Commission regulations promulgated under the Exchange Act, the Company is not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of equity securities during the fiscal quarter ending March 31, 2012.

Item 3.	Defaults Upon Senior Securities

As of March 31, 2012, dividends of $2,724,750 were accumulated and unpaid on the Series B Preferred Stock.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1
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

LE@P TECHNOLOGY, INC.

Dated: May 15, 2012	By:	/s/ Timothy Lincoln
Timothy Lincoln
Acting Principal Executive Officer

Dated: May 15, 2012	By:	/s/ Mary E. Thomas
Mary E. Thomas
Acting Principal Financial Officer

Exhibit Index

Exhibit	Description

10.1
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