Form 10-Q
period 2012-06-30
LEAP TECHNOLOGY INC / DE
filed 2012-08-07
CIK 110027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012
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

Class A Common Stock, par value $0.01 per share: 65,195,909 shares outstanding as of August 8, 2012
Class B Common Stock, par value $0.01 per share: 25,000 shares outstanding as of August 8, 2012

LE@P TECHNOLOGY, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash	$405,300	$40,182
Prepaid expenses	28,636	5,512
Total current assets	433,936	45,694

Property and equipment, net	400,000	400,000

Other assets	170	170

Total assets	$834,106	$445,864

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(continued)

	(Unaudited)
	June 30,	December 31,
	2012	2011

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued expenses	$18,237	$6,415
Accrued professional fees	61,048	65,279
Accrued compensation and related liabilities	21,683	19,348
Short-term notes payable to related party	2,071,713	1,076,819
Short-term accrued interest payable to related party	27,627	247,704
Total current liabilities	2,200,308	1,415,565

Long-term notes payable to related party	-	110,000

Long-term accrued interest payable to related party	-	921

Total liabilities	2,200,308	1,526,486

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $0.001 par value per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at June 30, 2012 and December 31, 2011.	2,170,000	2,170,000
Class A Common Stock, $0.01 par value 149,975,000 shares authorized and 65,280,759 shares issued at June 30, 2012 and December 31, 2011.	652,808	652,808
Class B Common Stock, $0.01 par value per share. Authorized, issued and outstanding 25,000 shares at June 30, 2012 and December 31, 2011.	250	250
Additional paid-in capital	35,981,387	35,981,387
Accumulated deficit	(40,121,187)	(39,835,607)
Treasury stock, at cost, 84,850 shares at June 30, 2012 and December 31, 2011.	(49,460)	(49,460)
Total stockholders’ deficiency	(1,366,202)	(1,080,622)
Total liabilities and stockholders’ deficiency	$834,106	$445,864

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$-	$-	$-	$-

Expenses:
Salaries and benefits	7,962	6,369	21,180	17,079
Professional fees	95,339	56,076	167,998	99,386
General and administrative	41,062	34,570	62,507	56,700
Total expenses	144,363	97,015	251,685	173,165

Loss from operations	(144,363)	(97,015)	(251,685)	(173,165)

Other expense:
Interest expense	(18,907)	(13,797)	(33,895)	(26,748)
Total other expense	(18,907)	(13,797)	(33,895)	(26,748)

Loss before income taxes	(163,270)	(110,812)	(285,580)	(199,913)

Provision for income taxes	-	-	-	-

Net loss	(163,270)	(110,812)	(285,580)	(199,913)

Dividends undeclared on cumulative preferred stock	54,250	54,250	108,500	108,500

Net loss attributable to common stockholders	$(217,520)	$(165,062)	$(394,080)	$(308,413)

Basic and diluted net loss per share:
Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss attributable to common stockholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	65,305,759	65,305,759	65,305,759	65,305,759

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(285,580)	$(199,913)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(23,123)	(9,696)
Accounts payable and accrued expenses	11,822	3,237
Accrued interest payable to related party	33,895	26,747
Accrued compensation and related liabilities	2,335	3,039
Accrued professional fees	(4,231)	(13,750)
Net cash used in operating activities	(264,882)	(190,336)

Cash flows from financing activities:
Proceeds from notes payable-related party	630,000	225,000
Net cash provided by financing activities	630,000	225,000

Net increase in cash	365,118	34,664
Cash at beginning of period	40,182	2,448
Cash at end of period	$405,300	$37,112

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

Noncash financing activities
Accrued interest payable refinanced into principal	$254,893	$4,319

See notes to condensed consolidated financial statement

Le@P Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2012
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

The only significant asset of the Company (other than cash and prepaid expenses) is its ownership interest in certain real property located in Broward County, Florida (the “Real Property”).  The Real Property is zoned light industrial and consists of approximately one and one-third acres.  The Company’s lease of the Real Property to a tenant has expired and the Company has no immediate prospects for replacing the tenant.

Operating Losses and Cash Flow Deficiencies

The Company currently has no revenue-producing activities and has substantial indebtedness and liabilities.  During the past few years, the Company has relied entirely upon the M. Lee Pearce Living Trust (the “Majority Stockholder Trust”), of which the Company’s indirect and beneficial majority stockholder, M. Lee Pearce, M.D. (“Dr. Pearce”), is the 100% beneficial owner (entities owned or controlled by Dr. Pearce that own capital stock in the Company are collectively referred to as the “Majority Stockholder”), to fund operations and expenses (and to extend maturities on indebtedness, in its discretion).  Neither the Majority Stockholder nor any other party has any commitment or obligation to provide any additional financing or funding (or to extend maturities on existing indebtedness).  If the Majority Stockholder, in its discretion, provides such financing or funding, there can be no assurance that the Majority Stockholder would continue to do so (or to extend maturities on existing indebtedness) in the future or regarding the amount, terms, restrictions or conditions of any such funding or financing.  The Company’s efforts to obtain financing may require significant costs and expenditures, and if the Company succeeds in obtaining financing, the financing terms could result in substantial dilution of existing equity positions and increased interest expense.

As previously reported on the Company’s Current Report on Form 8-K dated April 9, 2012, the Majority Stockholder Trust provided the Company with a working capital loan on April 9, 2012 in the principal amount of $500,000 (the “April 2012 Note”), which management believes, based upon the Company’s operating budget for 2012, will be sufficient to fund the Company’s working capital requirements through December 31, 2012.  The loan is evidenced by a promissory note, bears interest at the rate of 3.75% per annum, and matures (with all principal and interest due in one lump sum) on June 30, 2013.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included.  Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

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

Recent Accounting Pronouncements

Refer to the consolidated financial statements and footnotes thereto included in the Le@P Technology, Inc. Annual Report on Form 10-K for the year ended December 31, 2011 for recent accounting pronouncements.  Other pronouncements have been issued butt the Company does not believe that their adoption will have a significant impact on the financial position or results of operations.

3.	Notes Payable to Related Parties

Parkson Property LLC (“Parkson”), a wholly-owned subsidiary of the Company, owns the Real Property.  Parkson purchased the Real Property in 2001 from Bay Colony Associates, Ltd. (“Bay Colony”), an entity wholly-owned by the Majority Stockholder, in exchange for a two-month note in the amount of $37,500 and a five-year note (the “Long Term Note”) and related mortgage in the amount of $712,500.  The Long-Term Note (including accrued interest) was replaced several times, most recently on February 7, 2012 with a renewal promissory note in the amount of $794,650 (the “2012 Parkson Replacement Note”).  The 2012 Parkson Replacement Note bears interest at the rate of 3.75% per annum; both principal and all accrued interest on the note are due in one lump sum on June 30, 2013.

On January 31, 2011, the Company consolidated three working capital loans made in 2009 and 2010 by the Majority Stockholder Trust (and their corresponding accrued interest of $4,319) that matured on January 8, 2011 into one renewal promissory note in the amount of $99,319 that matured on January 8, 2012.  Interest and principal on that note were due in one lump sum on the maturity date of January 8, 2012.  With the exception of extending the maturity date until January 8, 2012, the terms of such renewal note were the same as the terms of the original notes.  On March 3, 2010, September 1, 2010, January 6, 2011, and April 22, 2011 the Company received working capital loans from the Majority Stockholder Trust in the amount of $130,000, $60,000, $125,000, and $100,000, respectively.  All four of the loans were unsecured and evidenced by promissory notes which accrued interest at the prime rate.  Interest and principal were due on these notes in one lump sum on the maturity date of January 8, 2012.  The Company received an additional working capital loan on September 28, 2011 in the principal amount of $110,000 from the Majority Stockholder Trust.  The loan was unsecured and evidenced by a promissory note which accrued interest at the prime rate.  Interest and principal on that note, prior to being consolidated (see below), were due in one lump sum on the maturity date of January 8, 2013.   The Company received an additional working capital loan on January 18, 2012 in the principal amount of $130,000 from the Majority Stockholder Trust.  The loan was unsecured and evidenced by a promissory note which accrued interest at the prime rate.  Interest and principal on that note were due in one lump sum on the maturity date of January 8, 2013 (the foregoing notes are collectively referred to as the “Working Capital Notes”).

On February 7, 2012, the Company consolidated all of the Working Capital Notes (and their corresponding accrued interest) into one renewal promissory note in the amount of $777,062 (the “2012 Le@P Consolidated Renewal Note”).  The principal and all accrued interest – at the (lowered) rate of 3.75% per annum – under the 2012 Le@P Consolidated Renewal Note are due in one lump sum on the maturity date of June 30, 2013.    As previously reported on the Company’s Current Report on Form 8-K dated April 9, 2012 and as described in Note 1 above, the Majority Stockholder Trust provided the Company with the $500,000 working capital loan evidenced by the April 2012 Note bearing interest at 3.75% per annum and a maturity date of June 30, 2013.

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

Item 2.	Management’s Discussion and Analysis or Plan of Operations

Forward-Looking Statements

Certain statements in the Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to the plans, objectives and expected or anticipated business, liquidity, capital resources, financing condition or operating results of the Company, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “seek”, “estimate,” “intend,” “strategy,” “plan,” “objective”, “goal”, “propose”, “may,” “should,” “will,” “would,” “will be,” “can”, “could”, “will continue,” “will likely result,” and similar statements and expressions.  Forward-looking statements are based on current beliefs, expectations and assumptions that are subject to risks and uncertainties that can be difficult to predict or ascertain and which may cause actual results to differ materially from the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of the Company, the inclusion of such information should not be regarded as a statement by the Company or any other person that these statements (or our goals, objectives, plans or other forward-looking information derived therefrom) will be achieved.  Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein include, without limitation, the items listed below:

•	The ability to raise capital or refinance the Company’s existing indebtedness;
•	The terms and conditions of any financing;
•	The ability to execute the Company’s strategy and plans in a competitive environment;
•	The ability to attract, engage, retain, compensate and incentivize management and other personnel necessary to effectuate the Company’s strategy and plans;
•	The degree of financial leverage;
•	The ability to control and fund operating and other expenses;
•	Risks associated with the capital markets and investment climate;
•	Risks associated with investments, acquisitions and their integration;
•	Risks associated with the ownership of real property in Florida, and the ability to (and terms and conditions of) the lease such real property;
•	Regulatory issues and considerations;
•	Contingent liabilities; and
•	Other risks referenced from time to time in the Company’s reports and filings with the Securities and Exchange Commission.

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

Competition

The Company would face a highly competitive, rapidly evolving business environment if the Company were to resume its efforts to seek, identify, pursue and execute upon acquisition or investment opportunities.  Competitors include a wide variety of venture capital, private equity, buyout, investment and other funds, as well as private and public investors and (strategic) acquirors, and other organizations, most with access to capital and greater financial, management, technical and other personnel and resources than the Company.

Liquidity and Capital Resources

As discussed more fully in Item 1 above (under “The Company”), the Majority Stockholder Trust provided the Company with the $500,000 working capital loan evidenced by the April 2012 Note, which management believes, based upon the Company’s operating budget for 2012, will be sufficient to fund the Company’s working capital requirements through December 31, 2012.

Until the Company secures third party financing for and acquires operations or other revenue-generating activities to become self-sufficient, the Company will remain dependent upon the Majority Stockholder. Neither the Majority Stockholder nor any other party has any commitment or obligation to provide any additional financing or funding (or to extend maturities on existing indebtedness).  If the Majority Stockholder, in its discretion, provides such financing or funding, there can be no assurance that the Majority Stockholder would continue to do so (or to extend maturities on indebtedness) in the future or regarding the amount, terms, restrictions or conditions of any such funding or financing.  The Company’s efforts to obtain financing may require significant costs and expenditures, and if the Company succeeds in obtaining financing, the financing terms could result in substantial dilution of existing equity positions and increased interest expense.

The Company’s continued operation and existence, therefore, depends entirely upon obtaining additional funding or financing in the form of debt or equity for which it has no present commitments.  If the Company does not succeed in raising additional funding or financing before its cash is exhausted, it will be forced to cease operations, terminate its reporting as a public company and ultimately, liquidate and/or dissolve, resulting in the complete loss of value of all equity investments in the Company.

Financial Condition at June 30, 2012 Compared to December 31, 2011

The Company’s total assets increased from approximately $446,000 at the end of 2011 to approximately $834,000 at June 30, 2012, primarily reflecting the increase in cash from receipt of $630,000 from two working capital loans from the Majority Stockholder on January 18, 2012 and April 9, 2012, offset by the use of approximately $242,000 in payments for operating expenses.

The Company’s total liabilities increased from approximately $1,526,000 at the end of 2011 to approximately $2,196,000 at June 30, 2012, primarily due to the Company’s incurring liabilities under long-term notes payable to a related party of $630,000 (discussed in more detail above), and an increase in accrued liabilities of approximately $30,000.

The Company’s working capital deficit increased from approximately ($1,370,000) at the end of 2011 to approximately ($1,766,000) at June 30, 2012, primarily due to (i) two Working Capital Notes amounting to $630,000 and (ii) an increase in cash resulting from the funds received in connection with the loan evidenced by the April 2012 Note.

Comparison of Results of Operations for the Three Months Ended June 30, 2012 to the Three Months Ended June 30, 2011

The Company’s net operating loss increased from approximately $111,000 for the three months ended June 30, 2011 to approximately $163,000 for the three months ended June 30, 2012.  The variance primarily reflects an increase in professional fees of approximately $39,000 and an increase in general and administrative expense of approximately $6,000.

Comparison of Results of Operations for the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011

The Company’s net operating loss increased from approximately $200,000 for the six months ended June 30, 2011 to approximately $286,000 for the six months ended June 30, 2012.  The variance primarily reflects an increase in professional fees of approximately $69,000, an increase of approximately $6,000 in general and administrative expenses, and an increase of approximately $4,000 in salaries and benefits.

Off-Balance Sheet Arrangements

As of June 30, 2012, the Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on the current or future financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Note that this MD&A discussion contains certain forward-looking statements that involve risks and uncertainties.  Please see the section entitled “Forward-Looking Statements” on pages 12 for important information to consider when evaluating such statements and related notes included under Item 1 hereof.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).   As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of the Company’s Acting Principal Executive Officer and Acting Principal Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2012, the end of the period covered by this report.  Based on that review and evaluation, the Acting Principal Executive Officer and Acting Principal Financial Officer, along with the management of the Company, have determined that as of June 30, 2012, the disclosure controls and procedures are effective.

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

As of June 30, 2012, the Company was not involved in any material claims or lawsuits, or legal proceedings.  From time to time, the Company may become a party to business disputes arising in the normal course of business.  As of June 30, 2012, the Company’s management believed that none of these actions, standing alone, or in the aggregate, was material to the Company’s operations or financial condition.

Item 1A.	Risk Factors

As a “smaller reporting company,” as defined by the Securities and Exchange Commission regulations promulgated under the Exchange Act, the Company is not required to provide the information required by this item.  Notwithstanding this, this Report contains certain forward-looking statements that involve risks and uncertainties.  Please see the section entitled “Forward-Looking Statements” on pages 12 for important information to consider when evaluating such statements (and related notes) included in, and when considering risks and uncertainties, in connection with this Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of equity securities during the fiscal quarter ended June 30, 2012.

Item 3.	Defaults Upon Senior Securities

As of June 30, 2012, dividends of $2,779,000 were accumulated and unpaid on the Series B Preferred Stock.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Acting Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Acting Principal Executive Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Acting Principal Financial Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.*
____________________
 * Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LE@P TECHNOLOGY, INC.

Dated: August 8, 2012	By:	/s/ Timothy C. Lincoln
Timothy C. Lincoln
Acting Principal Executive Officer

Dated: August 8, 2012	By:	/s/ Mary E. Thomas
Mary E. Thomas
Acting Principal Financial Officer

Exhibit Index

Exhibit	Description

31.1	Certification of Acting Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Acting Principal Executive Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Acting Principal Financial Officer relating to Periodic Financial Report pursuant to 18 U.S.C. Section 1350.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document