Form 10-Q
period 2012-09-30
LEAP TECHNOLOGY INC / DE
filed 2012-10-31
CIK 110027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_________to

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

Class A Common Stock, par value $0.01 per share: 65,195,909 shares outstanding as of October 31, 2012
Class B Common Stock, par value $0.01 per share: 25,000 shares outstanding as of October 31, 2012

LE@P TECHNOLOGY, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash	$339,226	$40,182
Prepaid expenses	18,570	5,512
Total current assets	357,796	45,694

Property and equipment, net	400,000	400,000

Other assets	170	170

Total assets	$757,966	$445,864

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(continued)

	(Unaudited)
	September 30,	December 31,
	2012	2011

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued expenses	$19,875	$6,415
Accrued professional fees	47,629	65,279
Accrued compensation and related liabilities	20,919	19,348
Short-term notes payable to related party	2,071,713	1,076,819
Short-term accrued interest payable to related party	47,208	247,704
Total current liabilities	2,207,344	1,415,565

Long-term notes payable to related party	-	110,000

Long-term accrued interest payable to related party	-	921

Total liabilities	2,207,344	1,526,486

Commitments and contingencies
Stockholders’ deficiency:
Preferred stock, $0.001 par value per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at September 30, 2012 and December 31, 2011.	2,170,000	2,170,000
Class A Common Stock, $0.01 par value 149,975,000 shares authorized and 65,280,759 shares issued at September 30, 2012 and December 31, 2011.	652,808	652,808
Class B Common Stock, $0.01 par value per share. Authorized, issued and outstanding 25,000 shares at September 30, 2012 and December 31, 2011.	250	250
Additional paid-in capital	35,981,387	35,981,387
Accumulated deficit	(40,204,363)	(39,835,607)
Treasury stock, at cost, 84,850 shares at September 30, 2012 and December 31, 2011.	(49,460)	(49,460)
Total stockholders’ deficiency	(1,449,378)	(1,080,622)
Total liabilities and stockholders’ deficiency	$757,966	$445,864

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011

Revenue		$-		$-		$-		$-

Expenses:
Salaries and benefits		3,966		10,349		25,146		27,429
Professional fees		30,951		39,310		198,949		138,696
General and administrative		28,677		31,493		91,184		88,193
Total expenses		63,594		81,152		315,279		254,318

Loss from operations		(63,594)		(81,152)		(315,279)		(254,318)

Other expense:
Interest expense		(19,582)		(14,158)		(53,477)		(40,905)
Total other expense		(19,582)		(14,158)		(53,477)		(40,905)

Loss before income taxes		(83,176)		(95,310)		(368,756)		(295,223)

Provision for income taxes		-		-		-		-

Net loss		(83,176)		(95,310)		(368,756)		(295,223)
		]
Dividends undeclared on cumulative preferred stock		54,250		54,250		162,750		162,750

Net loss attributable to common stockholders		$(137,426)		$(149,560)		$(531,506)		$(457,973)

Basic and diluted net loss per share:
Net loss per common share	$	(0.00)	$	(0.00)	$	(0.00)	$	(0.00)
Net loss attributable to common stockholders	$	(0.00)	$	(0.00)	$	(0.00)	$	(0.00)

Basic and diluted weighted average shares outstanding		65,305,759		65,305,759		65,305,759		65,305,759

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(368,756)	$(295,223)
Changes in operating assets and liabilities:
Prepaid expenses	(13,058)	(7,646)
Accounts payable and accrued expenses	13,460	8,929
Accrued interest payable to related party	53,477	40,906
Accrued compensation and related liabilities	1,571	9,341
Accrued professional fees	(17,650)	(2,250)
Net cash used in operating activities	(330,956)	(245,943)

Cash flows from financing activities:
Proceeds from notes payable-related party	630,000	335,000
Net cash provided by financing activities	630,000	335,000

Net increase in cash	299,044	89,057
Cash at beginning of period	40,182	2,448
Cash at end of period	$339,226	$91,505

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

Noncash financing activities
Accrued interest payable refinanced into principal	$254,893	$4,319

See notes to condensed consolidated financial statements

Le@P Technology, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

September 30, 2012
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

Notwithstanding the previous cessation of actively investigating investment and acquisition opportunities, the Company may from time to time consider and pursue such opportunities which come to the attention of Board members or management.  The ability of the Company to pursue or ultimately consummate any such investment or acquisition opportunities will be dependent upon, among other things, its ability to obtain financing for, and to source and execute on, such opportunities (including the investigation and pursuit of same).

The only significant asset of the Company (other than cash and prepaid expenses) is its ownership interest in certain real property located in Broward County, Florida (the “Real Property”).  The Real Property is zoned light industrial and consists of approximately one and one-third acres.  The Company’s lease of the Real Property to a tenant expired in 2011 and the Company has no immediate prospects for replacing the tenant (or leasing or selling the Real Property).

Operating Losses and Cash Flow Deficiencies

The Company currently has no revenue-producing activities and has ongoing expenses as well as substantial indebtedness and liabilities.  During the past few years, the Company has relied entirely upon the M. Lee Pearce Living Trust (the “Majority Stockholder Trust”), of which the Company’s indirect and beneficial majority stockholder, M. Lee Pearce, M.D. (“Dr. Pearce”), is the 100% beneficial owner (Dr. Pearce, together with entities owned or controlled by him that own capital stock of the Company are collectively referred to as the “Majority Stockholder”), to fund working capital and expenses (and to extend maturities on indebtedness owing to the Majority Stockholder Trust, in its discretion).  Neither the Majority Stockholder nor any other party has any commitment or obligation to provide any additional financing or funding (or to extend maturities on existing indebtedness).  If the Majority Stockholder, in its discretion, provides such financing or funding, there can be no assurance that the Majority Stockholder would continue to do so (or to extend maturities on existing indebtedness) in the future or regarding the amount, terms, restrictions or conditions of any such funding or financing.  The Company’s efforts to obtain financing may require significant costs and expenditures, and if the Company succeeds in obtaining financing, the financing terms could result in substantial dilution of existing equity positions and increased interest expense.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included.  Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Reclassification

Certain reclassifications of amounts previously reported have been made to the accompanying condensed consolidated financial statements in order to maintain consistency and comparability between periods presented.

Recent Accounting Pronouncements

Refer to the consolidated financial statements and footnotes thereto included in the Le@P Technology, Inc. Annual Report on Form 10-K for the year ended December 31, 2011 for recent accounting pronouncements.  Other pronouncements have been issued but the Company does not believe that their adoption will have a significant impact on the financial position or results of operations.

3.	Notes Payable to Related Parties

Parkson Property LLC (“Parkson”), a wholly-owned subsidiary of the Company, owns the Real Property.  Parkson purchased the Real Property in 2001 from Bay Colony Associates, Ltd. (“Bay Colony”), an entity wholly-owned by the Majority Stockholder, in exchange for a two-month note in the amount of $37,500 and a five-year note (the “Long Term Note”) and related mortgage in the amount of $712,500.  The Long-Term Note (including accrued interest) was renewed and replaced several times, most recently on February 7, 2012 with a renewal promissory note in the amount of $794,650 (the “2012 Parkson Replacement Note”).  The 2012 Parkson Replacement Note bears interest at the rate of 3.75% per annum; both principal and all accrued interest on the note are due in one lump sum on June 30, 2013.

As previously reported, on January 31, 2011, the Company consolidated three working capital loans made in 2009 and 2010 by the Majority Stockholder Trust (and their corresponding accrued interest of $4,319) that matured on January 8, 2011 into one renewal promissory note in the amount of $99,319; interest and principal on that note were due in one lump sum on the maturity date of January 8, 2012.  With the exception of extending the maturity date until January 8, 2012, the terms of such renewal note were the same as the terms of the original notes.  On March 3, 2010, September 1, 2010, January 6, 2011, and April 22, 2011 the Company received working capital loans from the Majority Stockholder Trust in the amount of $130,000, $60,000, $125,000, and $100,000, respectively.  All four of the loans were unsecured and evidenced by promissory notes which accrued interest at the prime rate, with interest and principal due on these notes in one lump sum on the maturity date of January 8, 2012.  The Company received an additional working capital loan on September 28, 2011 in the principal amount of $110,000 from the Majority Stockholder Trust.  The loan was unsecured and evidenced by a promissory note which accrued interest at the prime rate, with interest and principal on that note, prior to being consolidated (see below), due in one lump sum on the maturity date of January 8, 2013.   The Company received an additional working capital loan on January 18, 2012 in the principal amount of $130,000 from the Majority Stockholder Trust.  The loan was unsecured and evidenced by a promissory note which accrued interest at the prime rate, with interest and principal on that note due in one lump sum on the maturity date of January 8, 2013 (the foregoing notes are collectively referred to as the “Working Capital Notes”).

On February 7, 2012, the Company consolidated all of the Working Capital Notes (and their corresponding accrued interest) into one renewal promissory note in the amount of $777,062 (the “2012 Le@P Consolidated Renewal Note”).  The principal and all accrued interest – at the (lowered) rate of 3.75% per annum – under the 2012 Le@P Consolidated Renewal Note are due in one lump sum on the maturity date of June 30, 2013.    As previously reported on the Company’s Current Report on Form 8-K dated April 9, 2012 and as described in Item 1 above (under “The Company”), the Majority Stockholder Trust provided the Company with the $500,000 working capital loan evidenced by the April 2012 Note, which bears interest at 3.75% per annum and matures (in one lump sum) on June 30, 2013.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in the Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to the plans, objectives and expected or anticipated business, liquidity, capital resources, financing condition or operating results of the Company, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “seek”, “estimate,” “intend,” “strategy,” “plan,” “objective”, “goal”, “propose”, “may,” “should,” “will,” “would,” “will be,” “can”, “could”, “will continue,” “will likely result,” and similar statements and expressions.  Forward-looking statements are based on current beliefs, expectations and assumptions that are subject to risks and uncertainties that can be difficult to predict or ascertain and which may cause actual results to differ materially from the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of the Company, the inclusion of such information should not be regarded as a statement by the Company or any other person that these statements (or our goals, objectives, plans or other forward-looking information derived therefrom) will be achieved.  Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein include, without limitation, the items listed below:

●           The ability to raise capital (debt or equity) or to refinance the Company’s existing indebtedness;
●           The terms and conditions of any financing;
●           The ability to execute the Company’s strategy and plans in a competitive environment;
●           The ability to source, execute and integrate investment, joint venture and acquisition opportujnities;
●           The ability to attract, engage, retain, compensate and incentivize management and other personnel necessary to effectuate the Company’s strategy and plans;
●           The degree of financial leverage (and the costs and risks associated therewith);
●           The ability to control and fund operating and other expenses;
●           Risks associated with the capital markets and investment climate;
●           Risks associated with investments, joint ventures, acquisitions and their integration;

●           Risks associated with the ownership of real property in Florida, and the ability to (and risks, terms and conditions associated with) the lease of such real property;
●           Federal, State and local regulatory issues and considerations;
●           Contingent liabilities; and
●           Other risks referenced from time to time in the Company’s reports and filings with the Securities and Exchange Commission.

The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Strategy

As discussed more fully in Item 1 above (under “The Company”), the Company previously ceased for the foreseeable actively investigating, pursuing or consummating investment or acquisition opportunities.  Notwithstanding this, from time to time the Company considers investment and acquisition opportunities, which come to the attention of Board members or the Company’s management.  The ability of the Company to pursue or ultimately consummate any such investment or acquisition opportunities is dependent upon, among other things, its ability to fund and obtain financing for, and to source, execute on and intergrate, such opportunities (including the investigation and pursuit of same).

Competition

The Company would face a highly competitive, rapidly evolving business environment if the Company were to fully resume its efforts to seek, identify, pursue and execute upon acquisition or investment opportunities.  Competitors include a wide variety of venture capital, private equity, buyout, investment and other funds, as well as private and public investors and (strategic) businesses pursuing investments and acquisitions, and other organizations, most with access to capital and substantially greater financial, management, technical and other personnel and resources than the Company.

Liquidity and Capital Resources

As discussed more fully in Item 1 above (under “The Company”), the Majority Stockholder Trust provided the Company with the $500,000 working capital loan evidenced by the April 2012 Note, which management believes, based upon the Company’s operating budget for 2012, will be sufficient to fund the Company’s working capital requirements through December 31, 2012.

Until the Company secures third party financing for and acquires operations or other revenue-generating activities to become self-sufficient, the Company will remain dependent upon the Majority Stockholder.  Neither the Majority Stockholder nor any other party has any commitment or obligation to provide any additional financing or funding (or to extend maturities on existing indebtedness).  If the Majority Stockholder, in its discretion, provides such financing or funding, there can be no assurance that the Majority Stockholder would continue to do so (or to extend maturities on indebtedness) in the future or regarding the amount, terms, restrictions or conditions of any such funding or financing.  The Company’s efforts to obtain financing may require significant costs and expenditures, and if the Company succeeds in obtaining financing, the terms of such financing could result in substantial dilution of existing equity positions and increased interest expense.

The Company’s continued operation and existence, therefore, depends entirely upon obtaining additional funding or financing in the form of debt or equity for which it has no present commitments.  If the Company does not succeed in raising additional funding or financing or revenue sources before its cash is exhausted, it will be forced to cease operations, terminate its reporting as a public company and, ultimately, liquidate and/or dissolve, resulting in the complete loss of value of all equity holdings in the Company.

Financial Condition at September 30, 2012 Compared to December 31, 2011

The Company’s total assets increased from approximately $446,000 at the end of 2011 to approximately $758,000 at September 30, 2012, primarily reflecting the increase in cash from receipt of $630,000 in proceeds from two working capital loans from the Majority Stockholder Trust on January 18, 2012 and April 9, 2012, offset by the use of approximately $318,000 in payments for operating expenses.

The Company’s total liabilities increased from approximately $1,526,000 at the end of 2011 to approximately $2,207,000 at September 30, 2012, primarily due to the Company’s incurrence of liabilities under long-term notes payable to a related party of $630,000 (discussed in more detail above), and an increase in accrued liabilities of approximately $51,000.

The Company’s working capital deficit increased from approximately ($1,370,000) at the end of 2011 to approximately ($1,850,000) at September 30, 2012, primarily due to (i) increased liabilities resulting from  the loan evidenced by the April 2012 Note and the January 18, 2012 working capital loan discussed more fully in Item 1 above (under “Notes Payable to Related Parties”) (collectively, the “2012 Loans”) amounting to $630,000, offset in part by (ii) an increase in cash resulting from the loan proceeds received in connection with the 2012 Loans.

Comparison of Results of Operations for the Three Months Ended September 30, 2012 to the Three Months Ended September 30, 2011

The Company’s net operating loss decreased from approximately $95,000 for the three months ended September 30, 2011 to approximately $83,000 for the three months ended September 30, 2012.  The variance primarily reflects a decrease in professional fees of approximately $8,000, a decrease in general and administrative expenses of approximately $3,000, a decrease in salaries and benefits of approximately $6,000, and an increase in interest expense of approximately $5,000.

Comparison of Results of Operations for the Nine Months Ended September 30, 2012 to the Nine Months Ended September 30, 2011

The Company’s net operating loss increased from approximately $295,000 for the nine months ended September 30, 2011 to approximately $369,000 for the nine months ended September 30, 2012.  The variance primarily reflects an increase in professional fees of approximately $60,000, an increase of approximately $3,000 in general and administrative expenses, a decrease of approximately $2,000 in salaries and benefits, and an increase in interest expense of approximately $13,000.

Off-Balance Sheet Arrangements

As of September 30, 2012, the Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on the current or future financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Note that this MD&A discussion contains certain forward-looking statements that involve risks and uncertainties.  Please see the section entitled “Forward-Looking Statements” on pages 12-13 for important information to consider when evaluating such statements and related notes included under Item 1 hereof.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).   As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of the Company’s Acting Principal Executive Officer and Acting Principal Financial Officer, reviewed and performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2012, the end of the period covered by this report.  Based on that review and evaluation, the Acting Principal Executive Officer and Acting Principal Financial Officer have determined that as of September 30, 2012 the disclosure controls and procedures are effective.

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

As of September 30, 2012, the Company was not involved in any material claims, lawsuits or legal proceedings.  From time to time, the Company is or may become a party to business disputes, lawsuits and legal proceedings arising in the normal course of its business (or of its predecessors’ business).  As of September 30, 2012, the Company’s management believed that none of these actions, standing alone or in the aggregate, was material to the Company’s operations or financial condition.

Item 1A.	Risk Factors

As a “smaller reporting company,” as defined by the Securities and Exchange Commission regulations promulgated under the Exchange Act, the Company is not required to provide the information required by this item.  Notwithstanding this, this Report contains certain forward-looking statements that involve risks and uncertainties, and the Company’s business, operations and future are subject to certain risks and uncertainties.  Please see the section entitled “Forward-Looking Statements” on pages 12-13 for important information to consider when evaluating such statements (and related notes) included in, and when considering risks and uncertainties, in connection with this Report and the future of the Company, its business and value.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not engage in any unregistered sales of equity securities during the fiscal quarter ended September 30, 2012.

Item 3.	Defaults Upon Senior Securities

As of September 30, 2012, (i) the Company did not experience any defaults with respect to any outstanding indebtedness of the Company, and (ii) dividends of $2,833,250 were accumulated and unpaid on the Series B Preferred Stock.

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

LE@P TECHNOLOGY, INC.

Dated: October 31, 2012	By:	/s/ Timothy C. Lincoln
Timothy C. Lincoln
Acting Principal Executive Officer and President

Dated: October 31, 2012	By:	/s/ Mary E. Thomas
Mary E. Thomas
Acting Principal Financial Officer, Chief Accounting
Officer and Treasurer

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