Form 10-K
period 2012-12-31
LEAP TECHNOLOGY INC / DE
filed 2013-03-08
CIK 110027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2012

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

Indicate by checkmark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $49,924.94.  Reference is made to the response to Item 5 of this Annual Report.

The number of shares of Class A Common Stock of the issuer outstanding as of March 8, 2013 was 65,195,909.  The number of shares of Class B Common Stock of the issuer outstanding as of March 8, 2013 was 25,000.

The number of shares of Series B Preferred Stock of the issuer outstanding as of March 8, 2013 was 2,170.

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

Le@P Technology, Inc.

FORM 10-K INDEX

Index

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, other than purely historical information, including estimates, projections, forecasts, statements relating to the plans, objectives and expected or anticipated business, operations, pursuits, liquidity, capital resources, financial condition or operating results of Le@P Technology, Inc. and its Subsidiaries (the “Company”), and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believe”, “project”, “expect”, “anticipate”, “seek”, “estimate”, “budget”, “intend”, “strategy”, “plan”, “objective”, “goal”, “propose”, “pursuit”, “may”, “should”, “will”, “would”, “can”, “could”, “will continue,” “will likely result,” and similar words, statements and expressions.  Forward-looking statements are based on current beliefs, expectations and assumptions that are subject to risks and uncertainties that can be difficult to predict or ascertain which may cause the actual results to differ materially from these forward-looking statements.  In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of the Company, the inclusion of such information should not be regarded as a statement by the Company or any other person that these forward-looking statements (or the Company’s goals, objectives, plans, pursuits, intentions or other forward-looking information derived therefrom) will be achieved.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Index

PART I

ITEM 1.	BUSINESS

Brief History

The Company was organized in March 1997 under the laws of the State of Delaware under the name “Seal Holdings Corporation”.   In June 1997, the Company was party to a merger pursuant to which a Nevada corporation with securities registered under Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) was merged into the Company.  When used in this report, the terms “Le@P” and the “Company” refer to Le@P Technology, Inc., its predecessors described above and their respective subsidiaries.

Recent Activities; Status of the Company

The Company currently has no business operations, has no revenues or revenue-producing activities and has ongoing expenses as well as substantial indebtedness and liabilities.

As previously reported on the Company’s Current Report on Form 8-K dated December 27, 2012 (the “December 2012 8-K”), the M. Lee Pearce Living Trust (the “Majority Stockholder Trust”), of which the Company’s indirect and beneficial majority stockholder, M. Lee Pearce, M.D. (“Dr. Pearce”), is the 100% beneficial owner (Dr. Pearce, together with entities owned or controlled by him that own capital stock of the Company are collectively referred to as the “Majority Stockholder”), provided the Company with a $1,200,000 loan in December of 2012 (the “December 2012 Loan”), on the terms disclosed (including a 3.75% interest rate and maturity date for principal and all accrued interest of March 31, 2015), which management believes, based on the Company’s recent and expected operating expenses and internally prepared cash budget, will be sufficient to fund the Company’s working capital requirements at least through December 31, 2014.  As a result of the December 2012 Loan (and other agreed extensions of maturities of outstanding indebtedness discussed below), the Company, as of December 31, 2012, is in the best cash and liquidity position in recent history (since 2007).   The Company’s internally prepared cash budget for 2013 includes allocations for the funding of (i) $100,000 for the investigation and initial pursuit of possible investment, joint venture and acquisition opportunities as discussed further below (including due diligence, investigation and initial/preliminary legal expenses, but not purchase price or legal or accounting expenses associated with negotiating, reaching a definitive agreement regarding or consummating any such transaction), and (ii) $100,000 for initial commercial development plans (including anticipated architectural fees and permitting/development expenses, but not including actual construction costs) regarding the real property owned by Le@P Technology, Inc.’s wholly-owned subsidiary, Parkson Property LLC (“Parkson”), located in Broward County, Florida (the “Real Property”).

During 2013, the Board of Directors (the “Board” or “Board of Directors”) of the Company plans to focus on, consider and (as applicable and as it deems appropriate) pursue potential investment, joint venture and acquisition opportunities (particularly those in the health care products and services and life sciences arenas) that come to the attention of Board members or management.  This may include opportunities introduced by Dr. Pearce.  As noted above, the Company’s internally prepared cash budget for 2013 includes an allocation of $100,000 for limited funding of the investigation and initial pursuit of possible investment, joint venture and acquisition opportunities.  The ability of the Company to reach agreement on and/or ultimately consummate any such investment, joint venture or acquisition opportunities is dependent upon, among other things, its ability to obtain additional funding and financing for, and to source, negotiate and execute on, such opportunities (and to fund and provide for post-transaction personnel, support, working capital and other needs as applicable).

The only material asset of the Company (other than cash and cash equivalents and prepaid expenses) is its ownership interest of the Real Property.  The Real Property is zoned light industrial, consists of approximately one and one-third acres and is currently vacant and undeveloped.  The Real Property is not currently leased, and thus is not producing any revenue or income, and the Company has no immediate prospects for leasing or selling the Real Property.  The Real Property is encumbered by a note (as discussed and defined further below, the “December 2012 Parkson Replacement Note”) and related mortgage in the aggregate principal amount as of December 31, 2012 of $821,184.39; the December 2012 Parkson Replacement Note bears interest at the rate of 3.75% per annum and matures (both principal and all accrued interest) on March 31, 2015 (reflecting an extension of the maturity date under the previous note, which would have matured by its terms on June 30, 2013).  The indebtedness evidenced by the December 2012 Parkson Replacement Note substantially exceeds the value of the Real Property.  As noted above, the Company’s internally prepared cash budget for 2013 includes an allocation of $100,000 for the limited funding of initial commercial development plans (including anticipated architectural fees and permitting/development expenses, but not including actual construction costs) regarding the Real Property.

Index

The Company’s total indebtedness (short- and long-term) outstanding as of December 31, 2012 was $3,337,652.  The Company’s indebtedness substantially exceeds the book value of its assets.  As noted above, in December 2012, (i) the Majority Stockholder Trust funded the $1,200,000 December 2012 Loan to the Company and (ii) through the December 2012 Parkson Replacement Note, the lender thereunder (an entity wholly-owned by Dr. Pearce), among other things, extended the maturity date (principal and all accrued interest) under that note from June 30, 2013 to March 31, 2015.  In addition, as previously reported in the Company’s December 2012 8-K, in December 2012, the Majority Stockholder Trust, among other things, agreed to extend the maturity date (principal and all accrued interest) on its other outstanding “working capital” loans to the Company (totaling $1,316,467.36 as of December 27, 2012), such that the principal and all accrued interest (at the rate of 3.75% per annum) are due in one lump sum on March 31, 2015.  As a result, the Company, as of December 31, 2012, is in the best cash and liquidity position in recent history (since 2007).  And, as noted above, the Company’s management believes, based on the Company’s recent and expected operating expenses and internally prepared cash budget, that the Company’s cash resources will be sufficient to fund the Company’s working capital requirements at least through December 31, 2014.

During the past several years, the Company has relied entirely upon the Majority Stockholder Trust to fund working capital and expenses (and to extend maturities on indebtedness owing to the Majority Stockholder Trust and affiliates), acting in its discretion.  Notwithstanding this, neither the Majority Stockholder Trust nor any other party has any commitment or obligation to provide additional funding or financing (or to extend the maturity dates on existing indebtedness), including in connection with negotiating, reaching a definitive agreement with respect to or consummating any prospective investment, joint venture or acquisition opportunity or completing the commercial development of the Real Property.  In addition, if the Majority Stockholder Trust, in its discretion, were to provide or facilitate any such funding or financing, there can be no assurance that the Majority Stockholder Trust would continue to do so (or extend maturity dates on existing indebtedness) in the future, or regarding the amount, terms, restrictions or conditions of any such funding or financing.  The Company’s efforts to obtain additional financing may require significant effort, costs and expenditures, and if the Company succeeds in obtaining such financing, the financing terms could be onerous and result in substantial dilution of existing equity positions and increased interest expense.

The Majority Stockholder Trust is the sole owner of the outstanding shares of the Company’s Series B Preferred Stock; as of December 31, 2012, dividends of $2,887,500 were accumulated and unpaid on the Company’s Series B Preferred Stock.

Employees

The Company currently has one part-time employee, whose employment is terminable at will.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company,” as defined by Securities and Exchange Commission (“SEC”) regulations promulgated under the Securities Exchange Act of 1934, the Company is not required to provide the information required by this item.  Notwithstanding this, various risks incident to the Company, an investment in or ownership of the Company’s capital stock and its current plans and status (including regarding its capital, capital resources, liquidity, financial condition, results of operations and prospects) are discussed and described elsewhere in this Annual Report on Form 10-K.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

As a “smaller reporting company,” as defined by SEC regulations promulgated under the Securities Exchange Act of 1934, the Company is not required to provide the information required by this item.

Index

ITEM 2.	PROPERTIES

Leased Property

The Company leases corporate office space located in Ft. Lauderdale, Florida from an unrelated third party.  The lease was renewed effective April 1, 2012, and provides for a term of one year and monthly rental payments of approximately $4,500.  The lease provides for automatic renewal of successive one-year terms unless either party provides at least 30 days’ prior written notice to the other of its intent to terminate the lease upon expiration of the then-current term.

The Company subleases a portion of its office space on a month to month basis to a related party entity for the monthly amount of $4,002.  The total rents received in 2012 and 2011 were $48,030 each year.

Ownership of Real Property; Related Indebtedness

As noted above, Le@P Technology, Inc.’s wholly-owned subsidiary, Parkson, owns the Real Property.  Parkson purchased the Real Property on September 28, 2001 from Bay Colony Associates, Ltd. (“Bay Colony”), an entity wholly-owned by Dr. Pearce, in exchange for a two-month note in the amount of $37,500, and a five-year note (the “Long Term Note”) and related mortgage in the amount of $712,500.  The purchase price was based on an independent third-party appraisal.  As previously reported on the Company’s December 2012 8-K, the Long Term Note was replaced a number of times and is currently evidenced by a Renewal Promissory Note (“Parkson Property”) dated December 27, 2012 in the principal amount of $821,184.39 (the “December 2012 Parkson Replacement Note”).  The December 2012 Parkson Replacement Note bears interest at the rate of 3.75% per annum, with both principal and all accrued interest due in one lump sum on March 31, 2015.  The indebtedness evidenced by the December 2012 Parkson Replacement Note substantially exceeds the carrying value of the Real Property.

The Company previously leased the Real Property to an unrelated third party tenant. The lease expired in March 2010.  Due to current market conditions and the undeveloped nature of the property, the Company has been unable to re-lease the Real Property, but will continue to analyze and explore alternatives regarding the Real Property (including its limited commercial development plan as described above, and/or its possible lease or sale).  Accordingly, the Company is realizing no revenue or income in respect of the Real Property, and has no current prospects of realizing revenue or income from the Real Property over the foreseeable future, but continues to incur costs relating to its ownership and maintenance of, and insurance on, the Real Property (including, without limitation, annual state property taxes).  As noted above, the Company’s internally prepared cash budget for 2013 includes an allocation of $100,000 for the limited funding of initial commercial development plans (including anticipated architectural fees and permitting/development expenses, but not including actual construction costs) regarding the Real Property.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2012, the Company is not involved in any material claim, lawsuit or legal proceeding.  From time to time, the Company is, or may become, a party to disputes and claims arising in the normal course of business.  The Company’s management believes that none of these actions, standing alone or in the aggregate, is currently material to the Company’s financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Index

Market Information

The Company’s Class A Common Stock (the “Class A Common Stock”) was previously quoted on the OTC Bulletin Board (“OTCBB”), under the symbol LPTC, until February 23, 2011, at which time the Class A Common Stock was delisted due to a lack of market makers participating in the market for shares of the Class A Common Stock.  Since February 23, 2011, there has been no public market for, and no quotation system reporting trading information or purchases and sales in, the shares of Class A Common Stock.

There is no public market for shares of the Company’s Class B Common Stock or its Series B Preferred Stock, all of which shares are owned by the Majority Stockholder (as disclosed more specifically in the table included under Item 12 {“SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS”} below).

Holders

Based on information provided by the Company’s registrar and transfer agent, the Company had 600 holders of Class A Common Stock of record as of March 8, 2013.

Based on information provided by the Company’s registrar and transfer agent, the Company had one holder of Class B Common Stock of record and one holder of Series B Preferred Stock of record, in each case, as of March 8, 2013.

Dividends

The Company did not pay any dividends on its Common Stock (Class A or Class B) in fiscal 2012 or fiscal 2011, and has no present plans or intention to pay dividends in the future.  The payment of cash dividends on the Company’s Common Stock is a matter within the discretion of the Board, and will depend upon the Company’s business (and ability to engage in a trade or business), earnings, cash on hand, financial and legal requirements and restrictions and other relevant factors.  In addition, dividends on the Company’s Class A Common Stock may only be paid after the payment of current and accumulated dividends on the Company’s Series B Preferred Stock.  As of December 31, 2012, dividends of $2,887,500 were accumulated and unpaid on the Company’s Series B Preferred Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth summary information regarding options granted and outstanding under equity compensation plans previously approved and not previously approved by the Company’s stockholders.  As of December 31, 2012, there were no outstanding or exercisable options, warrants, or rights to purchase shares of the Company’s Class A Common Stock.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-0-	n/a	6,500,000
Equity compensation plans not approved by security holders	-0-	n/a	-0-
TOTAL	-0-	n/a	6,500,000

Index

Unregistered Sales and Repurchases by the Company

During the year ended December 31, 2012, there were no equity securities issued or sold by the Company that were not registered under the Securities Act of 1933, as amended.  During the fourth quarter of 2012 (and the calendar year ended December 31, 2012), there were no repurchases of Company securities by the Company.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined by SEC regulations promulgated under the Securities Exchange Act of 1934, the Company is not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s consolidated financial statements and related notes thereto referenced under Item 8 of (and filed as Exhibit F to) this Annual Report on Form 10-K (the “Consolidated Financial Statements”):

Business; Company Status

Reference is made to the disclosures and descriptions under Item 1 (“Brief History” and “Recent Activities; Status of the Company”) above.  The Company currently has no business operations, has no revenues or revenue-producing activities and has ongoing expenses as well as substantial indebtedness and liabilities.

Competition

The Company currently has no business operations.  As discussed above under Item 1 (“Recent Activities; Status of the Company”), during 2013, the Board plans to focus on, consider and (as applicable and as it deems appropriate) pursue potential investment, joint venture and acquisition opportunities (particularly those in the health care products and services and life sciences arenas) that come to the attention of Board members or management.  The ability of the Company to reach agreement on and/or ultimately consummate any such investment, joint venture or acquisition opportunities is dependent upon, among other things, its ability to obtain additional funding and financing for, and to source, negotiate and execute on, such opportunities and to fund and provide for post-transaction personnel, support, working capital and other needs as applicable.

In addition, in considering, approaching and pursuing investment, joint venture and acquisition opportunities, the Company faces a highly competitive, rapidly evolving and difficult environment.  Potential competitors for these opportunities include a wide variety of venture capital, private equity, investment and other funds, as well as individual, private and public investors, joint venture partners and acquirers, and other organizations (including strategically positioned operating companies pursuing the same or similar investment, joint venture and/or acquisition opportunities), most of which enjoy capital, access to capital and significantly greater financial, management, operational and technical resources than the Company.

Liquidity and Cash Requirements

The Company’s cash and cash equivalents as of March 1, 2013 aggregate to $1,361,304, which management believes, based on the Company’s recent and expected operating expenses and internally prepared cash budget, will be sufficient to fund the Company’s working capital requirements at least through December 31, 2014.  As discussed above under Item 1 (“Recent Activities; Status of the Company”), in December of 2012, (i) the Majority Stockholder Trust provided the Company with a $1,200,000 loan, and (ii) the maturity dates (principal and all accrued interest) on all of the Company’s existing outstanding indebtedness were extended to March 31, 2015.  In the event (i) the Company does not generate revenue or income sufficient to fund its operations, or (ii) third-party funding or financing does not become available to the Company on terms acceptable to the Company prior to the Company exhausting its existing cash and cash equivalents, the Company will depend entirely upon the continued funding, loans and working capital advances from the Majority Stockholder Trust (which are provided in the Majority Stockholder Trust’s discretion).  Neither the Majority Stockholder Trust nor any other party has any commitment or obligation to provide funding or financing to the Company (or to extend the maturity dates on existing indebtedness).  In addition, if the Majority Stockholder Trust, in its discretion, were to provide or facilitate any such funding or financing, or extend maturity dates on existing indebtedness, there can be no assurances that the Majority Stockholder Trust would continue to do so in the future, or regarding the amount, terms, restrictions or conditions of any such funding or financing.

Index

The Majority Stockholder Trust is the sole owner of the outstanding shares of the Company’s Series B Preferred Stock.  Dividends on the Series B Preferred Stock are cumulative and accrue at a rate of 10% per annum on the preferred stock’s stated liquidation value of $1,000 per share and must be paid before any dividends may be paid on any other class or series of common or preferred stock; in addition, no other class or series of common or preferred stock may be redeemed or repurchased nor may the Series B Preferred Stock be altered or modified without the approval of the holder(s) of the Series B Preferred Stock.  As of December 31, 2012, dividends of $2,887,500 were accumulated and unpaid on the Company’s Series B Preferred Stock.  The accumulated amount plus any additional amounts accrued will be charged to retained earnings, if any, or additional paid-in capital, if and/or when declared by the Company’s Board of Directors.

The Company has no operating revenues and, even though the Company has decided to focus on, consider and (as applicable and as the Board deems appropriate) pursue potential investment, joint venture and acquisition opportunities, that strategy is not expected to generate any such revenues in the near future.

Changes in Financial Condition and Results of Operations

The discussion below describes the Company’s material changes in financial condition as of December 31, 2012 compared with December 31, 2011, and its material changes in results of operations when comparing the year ended December 31, 2012 to the year ended December 31, 2011.   All amounts in the discussion below are approximate.

Financial Condition at December 31, 2012 Compared to December 31, 2011

The Company’s total assets increased to approximately $1,868,000 as of December 31, 2012 compared to $446,000 as of December 31, 2011.  The increase is primarily due to an increase in cash of approximately $1,415,000 as a result of working capital loans received from the Majority Stockholder Trust in December 2012.

The Company’s total liabilities increased to approximately $3,424,000 as of December 31, 2012 compared to $1,526,000 as of December 31, 2011.  This increase in liabilities primarily reflects an increase of $2,151,000 in notes payable (working capital loans, received from the Majority Stockholder Trust) offset by a decrease of $246,000 in accrued interest payable.

 Results of Operations for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

The Company’s operating expenses for 2012 were approximately $402,000 compared to $311,000 for 2011, an increase of approximately $91,000 or approximately 29.2%. The increase in operating expenses primarily reflects the increase in professional fees of approximately $70,000, an increase in director fees of approximately $6,000 and an increase in state taxes of approximately $12,000 for the payment of documentary stamps on the loans received from the Majority Stockholder Trust.

The Company’s net loss for fiscal 2012 was $475,000 compared to a net loss of $367,000 for fiscal 2011.  The Company’s 2012 net loss primarily reflects an increase in interest expense, professional fee expenses, director fees, and state taxes as discussed above.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingencies.  Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates.  The following policies are those that we consider to be the most critical.  See Note 2, “Summary of Significant Accounting Policies,” for further description of these and all other accounting policies.

Index

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

Off-Balance Sheet Arrangements

As of December 31, 2012, the Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on the current or future financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources of the Company.

Note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties.  Please see the section entitled “Forward-Looking Statements” on page 5 for important information to consider when evaluating such statements, as well as related notes included under Item 8 (and Exhibit F) hereof.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by SEC regulations promulgated under the Securities Exchange Act of 1934, the Company is not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The accompanying Consolidated Financial Statements of the Company and report of independent registered public accounting firm required by this Item 8 are filed herewith as Exhibit F and are incorporated herein by this reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)
The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).   As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of the Company’s Acting Principal Executive Officer and Acting Principal Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2012.  Based on that review and evaluation, the Acting Principal Executive Officer and Acting Principal Financial Officer, along with the management of the Company, have determined that as of December 31, 2012, the disclosure controls and procedures are effective.

Index

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls.  As defined by the SEC, internal control over financial reporting is a process designed by the Company’s Acting Principal Executive Officer and Acting Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its assessment and those criteria, management has concluded that its internal control over financial reporting was effective as of December 31, 2012.  This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to SEC rules that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

The following table sets forth the names, ages and positions held with respect to each executive officer and each member of the Board of Directors of the Company as of March 8, 2013.

Name	Age	Position	Since

Timothy C. Lincoln	54	Acting Principal Executive Officer, Class B Director Chairman of the Board; President	May 2009 July 2000 April 2012

Mary E. Thomas	54	Acting Principal Financial Officer Class A Director	October 2000 (1) June 2003

		Chief Accounting Officer; Vice President; Treasurer and Secretary	April 2012

Jerome Fields, M.D.	84	Class A Director	May 2006

Chris Minev	32	Class A Director	April 2012

Jose B. Valle	65	Class A Director	April 2012

(1)  Prior to her election to the Board in June 2003, Ms. Thomas was not considered an executive officer of the Company.

Index

Timothy C. Lincoln has served as a Class B Director of the Company since July 2000 and as the Company’s Acting Principal Executive Officer since May 2009.  He also held the position of Acting Principal Executive Officer of the Company from September 2002 until October 2006.   He was elected as the Chairman of the Board and President of the Company in April 2012.  He has also maintained a private law practice since October 1998.  From August 1995 to December 2008, Mr. Lincoln served in various legal and management roles for Marquette Realty, Inc.  Marquette Realty, Inc. managed a number of entities of which Dr.  Pearce, the Company’s former chairman of the Board of Directors and its (indirect, beneficial) majority stockholder, is the beneficial owner.  In addition, Mr. Lincoln is the President and Treasurer of Lauderdale Holdings, Inc. (the entity which holds the Class B Common Stock of the Company and of which Dr. Pearce is the sole shareholder) and is the president and Secretary of Broward Trading Corporation (the entity which is the owner of 700,000 shares of Class A Common shares of the Company and of which Dr. Pearce is the sole shareholder).  Mr. Lincoln also serves as a director for a number of entities which are directly or indirectly beneficially owned or controlled by Dr. Pearce.  From 1993 to 1996, Mr. Lincoln served as a mortgage loan officer for the Bank of North America, which was formerly controlled by Dr. Pearce.  Mr. Lincoln received a Master of Business Administration Degree in Marketing from the University of New Mexico, received a J.D. degree and an L.L.M. degree (in estate planning) from the University of Miami School of Law.  Mr. Lincoln is a member of the Florida Bar.

Mary E. Thomas has served as a Class A Director of the Company since June 2003, and is currently the Company’s Acting Principal Financial Officer, a position she has held since October 2000.  In April 2012, Ms. Thomas was elected as the Company’s Chief Accounting Officer, Vice President, Treasurer and Secretary.  Ms. Thomas has over twenty-five years of experience in the healthcare and management financial accounting industry.  Ms. Thomas also serves as an officer for a number of entities which are directly or indirectly beneficially owned or controlled by Dr. Pearce, the Company’s former chairman of the Board of Directors and its (indirect, beneficial) majority stockholder.  From September 1999 to October 2000, Ms. Thomas served as an assistant to the Chief Executive Officer of the Company and was a member of the accounting department.  From 1985 to 1999, Ms. Thomas served in various financial and managerial positions for General Health Corp. I (“General Health Corp.”) of which Dr. Pearce is the President and indirect beneficial owner.  Ms. Thomas received a Bachelor of Science Degree in Accounting from Nova Southeastern University.

Jerome Fields, M.D. has served as a Class A Director of the Company since May 2006.  Dr. Fields has over forty-five years of experience in the health care industry.  Dr. Fields practiced family medicine from 1958 to 2002, and previously served as Chief of Staff and Chief of the Division of Family Practice at Hialeah Hospital in Hialeah, Florida.  From 1992 to 2002, Dr. Fields was an instructor of medicine at Palmetto Hospital for Nova Southeastern Medical School.  Dr. Fields had also served as an independent director of South Florida Savings and Loan Bank for five years.  Prior to his retirement, Dr. Fields was an active and certified member of the American Board of Family Practice, the Florida Medical Association, the American Medical Association, the Dade County Medical Association and the American Academy of Family Practice.  Dr. Fields received a bachelor degree in Biology from Villanova University and a doctorate in medicine from Hahnemann Medical College, and served as an officer and physician in active duty with the U.S. Navy from 1956 to 1958.

Chris Minev has served as a Class A Director of the Company since April 2012.  Mr. Minev works as President of the Mariinsky Foundation of America (formerly the White Nights Foundation of America), a position which he has held since 2011, and for the United States Coast Guard as Director of Music, Capodanno Memorial Chapel at Fort Wadsworth, Sector New York.  From 2009 to 2011, Mr. Minev worked as the Assistant Artist Manager with Columbia Artists Management New York, New York.   Mr. Minev graduated from Harvard Business School with a Masters Degree in Business Administration in June 2009.  The Majority Stockholder is a donor to the White Nights Foundation of America and Mariinsky Foundation of America, and has a relationship with Mr. Minev related to the White Nights Foundation of America, the Mariinsky Foundation of America, and other philanthropic and performing arts endeavors.  Dr. Pearce, who has a long-standing relationship with Mr. Minev related to the White Nights Foundaton of America, the Mariinsky Foundation of America, and other philanthropic endeavors, introduced Mr. Minev to the Board for consideration as a Director candidate during the first quarter of 2012.

Index

Jose B. Valle has served as a Class A Director of the Company since April 2012, and serves as Chair (and sole member) of the Audit Committee.  Mr. Valle has been a senior executive in the banking industry since 1972.  Since June 2000 and from October 1996 to January 1997, Mr. Valle served as President of the Dade County, Florida operations of BankAtlantic.  From January 1997 to June 2000 he was a Senior Vice President of Bank of America, Florida.  From April 1991 to October 1996, Mr. Valle served first as CFO and later as CEO of Bank of North America in Miami, Florida.  Until its sale in October 1996 to BankAtlantic, Bank of North America was formerly controlled by the Majority Stockholder.  From January 2006 until May 2009, Mr. Valle served as the President of Firstbank Florida in Miami, Florida.  Mr. Valle currently works as a consultant for Trizel Asset Services, LLC and has held such position since July 2009.  Mr. Valle serves as Treasurer of the Dr. M. Lee Pearce Foundation (a charitable foundation founded by the Majority Stockholder, but receives no compensation for serving in such position.  Mr. Valle received a Bachelors Degree in Accounting from the University of Florida and is a Certified Public Accountant.   Mr. Valle served as a member of the Board of Directors of the Company from July 2000 to June 2003, during which time he served on the Board’s Audit Committee.  Dr. Pearce, who has a long-standing relationship with Mr. Valle related to Bank of North America, the Dr. M. Lee Pearce Foundation and other philanthropic endeavors, introduced Mr. Valle to the Board for consideration as a Director candidate during the first quarter of 2012.

Family Relationships

There are no family relationships between or among any of the Company’s executive officers and directors.

Code of Ethics

Given that the Company is not presently engaged in active operations and has only one paid part-time executive officer, the Company has not adopted a Code of Ethics applicable to its officers, including its principal executive officer, principal financial officer, principal accounting officer or controller or any other persons performing similar functions.

Audit Committee

The Company’s Board of Directors has a separately-designated, standing audit committee (the “Audit Committee”). The Company’s Audit Committee has one member, Jose B. Valle, who also serves as the committee’s Chair.  During the 2012 fiscal year, the Audit Committee met with the Company’s management and independent auditors.  The Audit Committee reviews the scope of the Company’s auditor’s engagement, including the remuneration to be paid, and reviews the independence of the auditors.  The Audit Committee, with the assistance of the Company’s Acting Principal Financial Officer, reviews the Company’s annual consolidated financial statements and the independent auditor’s report, including any significant reporting and operational issues; corporate policies and procedures as they relate to accounting and financial reporting and financial controls; any litigation to which the Company is a party; and use by the Company’s executive officers of expense accounts and other non-monetary perquisites, if any.   The Audit Committee may direct the Company’s legal counsel, independent auditors and internal staff to inquire into and report to it on any matter having to do with the Company’s accounting or financial procedures or reporting.

The Board of Directors adopted a written charter for the Audit Committee at the Board’s October 15, 2012 meeting.  The Board of Directors has determined that Mr. Valle is considered an “audit committee financial expert” within the meaning of that term as defined in Item 407(d)(5)(ii) of Regulation S-K, as promulgated pursuant to Section 407 of the Sarbanes-Oxley Act of 2002, as amended.

Index

Section 16(a) Beneficial Ownership Reporting Compliance

To the Company’s knowledge, based solely on its review of copies of filed reports (if any) furnished to the Company or written representations that no other reports were required, the Company believes that during the year ended December 31, 2012, its officers, directors and greater than ten percent (10%) beneficial owners complied with all Securities Exchange Act of 1934 Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

The Summary Compensation Table below sets forth compensation paid by the Company to Timothy C. Lincoln, the Company’s Acting Principal Executive Officer, Chairman of the Board and President (and Class B Director), and Mary E. Thomas, the Company’s Acting Principal Financial Officer, Chief Accounting Officer, Vice President, Treasurer and Secretary (and Class A Director), for the fiscal years ended December 31, 2012 and 2011 (as applicable).  Mr. Lincoln and Ms. Thomas are collectively referred to as the “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option awards ($) (1)(2)	Total

Timothy C. Lincoln	2012	-0-	-0-	-0-	-0-
Acting Principal Executive Officer, Chairman of the Board, President
	2011	-0-	-0-	-0-	-0-

Mary E. Thomas Acting Principal Financial Officer, Chief Accounting Officer; Vice President; Treasurer and Secretary	2012	$17,999	-0-	-0-	$17,999
	2011	$13,270	-0-	-0-	$13,270

(1)
Except for stock options issued pursuant to the Company’s 1996, 1998, 1999 and 2006 Stock Option Plans, the Company has not provided benefits under any other long-term compensation plans, stock appreciation rights, defined benefit or actuarial plan.  No such stock options are outstanding or exercisable.  The Company does not have any employment contract or severance/termination of employment or change in control agreement with any Named Executive Officer.

(2)
The amounts in this column (if any) do not necessarily reflect compensation actually received by the Named Executive Officer nor do they reflect the actual value that will be recognized by the Named Executive Officer.

Compensation of Directors

Non-employee Directors are compensated at the rate of $500 for each regular meeting and $250 for each special meeting they attend and are also reimbursed for out-of-pocket expenses associated with attendance (if requested).

Index

Director Compensation
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jerome Fields, M.D.	$2,500	-0-	-0-	-0-	-0-	-0-	$2,500
Timothy C. Lincoln	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chris Minev	$2,000	-0-	-0-	-0-	-0-	-0-	$2,000
Jose B. Valle	$2,500	-0-	-0-	-0-	-0-	-0-	$2,500

Option Grants in 2012

The Company granted no stock options during the year ended December 31, 2012, and as of December 31, 2012 the Company had no stock options outstanding or exercisable.

Fiscal Year End Option Values

There were no stock options exercised by any Named Executive Officer during 2012.  As of December 31, 2012, there were no stock options outstanding or exercisable.

Employment Contracts

The Company is not a party to any employment agreements.

Compensation Committee Interlocks and Insider Participation

The Board of Directors does not have a separate compensation committee, or any other committee performing similar functions.  Rather, the entire Board of Directors acts as a compensation committee, when relevant or appropriate.  The Company has only one part-time employee.  The Board of Directors does not believe the Company would derive any significant benefit from a separate compensation committee.

The Board of Directors, in the foregoing capacity, has determined to compensate non-employee directors as discussed under the heading “Compensation of Directors” above, and to compensate executive officers (i.e., it’s one part-time employee) as discussed above in the Summary Compensation Table.

Compensation Committee Report

As a “smaller reporting company,” as defined by SEC regulations promulgated under the Securities Exchange Act of 1934, the Company is not required to review or discuss the Compensation Discussion and Analysis required by §229.402(b).

Index

Board of Directors

Jerome Fields, M.D.
Timothy C. Lincoln (Chairman)
Mary E. Thomas
Chris Minev
Jose B. Valle

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The following table sets forth summary information regarding equity compensation plans previously approved and not previously approved by the Company’s stockholders as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-0-	-0-	6,500,000
Equity compensation plans not approved by security holders	-0-	-0-	-
TOTAL	-0-	-0-	6,500,000

The equity compensation plans previously approved by the Company’s stockholders are its four stock option plans designated as follows:  Le@P Technology, Inc. 2006 Long Term Incentive Plan (“2006 Plan”); (ii) 1999 Le@P Technology, Inc. Long Term Incentive Plan (“1999 Plan”); (iii) Le@P Technology, Inc. 1998 Incentive Option Plan (“1998 Plan”); and (iv) Le@P Technology, Inc. Long Term Incentive Plan (“1996 Plan”, and collectively with the 2006 Plan, the 1999 Plan and the 1998 Plan, the “Plans”).  The stock options under the 1998 Plan expired in March 2008.  The stock options under the 1996 Plan expired in August 2006, and the stock options under 1999 Plan expired in June 2009.  Under the 2006 Plan, there are options to purchase a total of 6,500,000 shares available for grant.  All of the Plans were approved by the Company’s stockholders.

Security Ownership of Certain Beneficial Owners and Management

The following table shows, as of March 8, 2013, the Common Stock of the Company owned beneficially by (i) each director of the Company, (ii) each executive officer of the Company, (iii) all directors and executive officers as a group, and (iv) each person known by the Company to be the “beneficial owner” of more than five percent (5%) of the outstanding shares of such Common Stock.  “Beneficial ownership” is a technical term broadly defined by the SEC to mean more than ownership in the usual sense.  For example, you “beneficially” own Common Stock not only if you hold it directly, but also if you indirectly (through a relationship, a position as a Director or trustee, or a contract or understanding) have or share the power to vote or sell the stock or have the right to acquire it within 60 days.  Except as disclosed in the footnotes below, each person indicated has sole voting and investment power over his or her shares.  As of March 8, 2013, there were (i) 65,195,909 shares of Class A Common Stock issued and outstanding held by 600 holders of record, and (ii) 25,000 shares of Class B Common Stock issued and outstanding held by one holder of record, and (iii) 2,170 shares of Series B Preferred Stock issued and outstanding held by one holder of record.

Index

Name (1)	Current Title	Shares Beneficially Owned	Percentage of Class Beneficially Owned	Title Of Class

M. Lee Pearce, M.D.		62,597,409(2) 25,000 (3) 2,170 (4)	96.01% 100% 100%	Class A Common Class B Common Series B Preferred

Timothy C. Lincoln	Class B Director; Acting Principal Executive Officer, President, Chairman of the Board	1,053	*	Class A Common

Mary E. Thomas	Class A Director; Acting Principal Financial Officer; Chief Accounting Officer, Vice President, Treasurer & Secretary	-0-	*	Class A Common

Chris Minev	Class A Director	-0-	*	Class A Common

Jose B. Valle	Class A Director	1,200 (5)	*	Class A Common

Jerome Fields, M.D.	Class A Director	100,000	*	Class A Common

All Directors and Executive Officers as a Group (5 Persons)		102,253	*	Class A Common

* Less than 1.0%.

(1)	The address for all persons listed above is c/o Le@P Technology, Inc., 5601 N. Dixie Highway, Suite 411, Fort Lauderdale, Florida 33334.

(2)
The shares of Class A Common Stock beneficially owned by Dr. Pearce include:  (i) 59,897,409 shares owned by the Majority Stockholder Trust, (ii) 2,000,000 shares owned by PearTan, LLC, of which Dr. Pearce is the sole member, and (iii) 700,000 shares owned by Broward Trading Corporation, of which Dr. Pearce is the sole stockholder.

(3)	These shares of Class B Common Stock are owned by Lauderdale Holdings, Inc. (“LHI”), a Florida corporation, of which Dr. Pearce is the sole shareholder.

(4)
These shares of Series B Preferred Stock do not have voting rights, and thus will not be eligible to vote at any meeting of stockholders (including the 2013 annual meeting of stockholders), and are held by the Majority Stockholder Trust.

(5)
These shares are held as follows: (i) 1,000 shares are owned by Jose Benito Valle & Blanca M. Valle, as joint tenants, and (ii) 200 shares are held by Jose B. Valle as custodian for Jose A. Valle under the Uniform Transfer to Minors Act (custodial account).

Index

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

Relationships and Transactions with M. Lee Pearce, M.D.

Real Property

As noted above in Item 2 under “Ownership of Real Property; Certain Indebtedness”, Parkson owns the Real Property.  Parkson purchased the Real Property on September 28, 2001 from Bay Colony, an entity wholly-owned by Dr. Pearce, in exchange for a two-month note in the amount of $37,500 and the Long Term Note and related mortgage in the amount of $712,500.  The purchase price was based upon an independent third-party appraisal.  As previously reported on the Company’s December 2012 8-K, and as noted above, the Long Term Note was replaced multiple times and is currently evidenced by the December 2012 Parkson Replacement Note.  The December 2012 Parkson Replacement Note bears interest at the rate of 3.75% per annum, with both principal and all accrued interest due in one lump sum on March 31, 2015.  The indebtedness evidenced by the December 2012 Parkson Replacement Note substantially exceeds the value of the Real Property (and, for that matter, the book value of the assets of the Company).

Loans, Funding of Working Capital and Other Relationships

As previously reported on the Company’s December 2012 8-K, and as noted above, the Majority Stockholder Trust, of which Dr. Pearce is the 100% beneficial owner, provided the Company with the $1,200,000 December 2012 Loan in December of 2012.

In addition to the December 2012 Loan, the Majority Stockholder Trust previously made other working capital loans to the Company, which were, prior to their combination and extension (as described below), evidenced by two promissory notes made by the Company in favor of the Majority Stockholder Trust and dated February 7, 2012 (in the original principal amount of $777,062.04) and April 9, 2012 (in the original principal amount of $500,000) (collectively referred to as the “Working Capital Notes”).  The maturity date of these Working Capital Notes was, prior to their agreed extension (as described below), June 30, 2013.

As previously reported on the Company’s December 2012 8-K, and as noted above, on December 27, 2012, the Majority Stockholder Trust, as holder of and payee under the Working Capital Notes, agreed: (i) to extend the maturity date of the total outstanding indebtedness under the Working Capital Notes from June 30, 2013 to March 31, 2015 (the “Extended Maturity Date”), and (ii) to combine the total outstanding indebtedness evidenced by and under the December 2012 Loan and the Working Capital Notes (including their outstanding principal amounts and accrued interest through December 27, 2012) into a single note, thereby replacing these notes with a Renewal Promissory Note (Working Capital) dated December 27, 2012 in the principal amount of $2,516,467.36 (the “December 2012 Le@P Combined Renewal Note”).  The principal and all accrued interest - at the agreed rate of 3.75% per annum - under the December 2012 Le@P Combined Renewal Note are due in one lump sum on the Extended Maturity Date of March 31, 2015.  Other than the new (combined) principal amount, which includes the principal amount of the December 2012 Loan, and the extension of the maturity date, in each case as noted above, the terms of the Working Capital Notes were not changed and these notes (and the obligations thereunder) are now incorporated in and replaced and evidenced by the December 2012 Le@P Combined Renewal Note.

Index

During the past several years, the Company has relied entirely upon the Majority Stockholder Trust to fund working capital and expenses (and to extend maturities on indebtedness owing to the Majority Stockholder Trust and other affiliates of Dr. Pearce), acting in its discretion.  Notwithstanding this, neither Dr. Pearce, nor the Majority Stockholder Trust nor any other party has any commitment or obligation to provide additional funding or financing (or to extend the maturity dates on existing indebtedness), including in connection with negotiating, reaching a definitive agreement with respect to or consummating any prospective investment, joint venture or acquisition opportunity or completing the commercial development of the Real Property.  Dr. Pearce may in his discretion introduce or refer investment, joint venture and/or acquisition opportunities to the Company’s Board or management.  In addition, if the Majority Stockholder Trust, in its discretion, were to provide or facilitate any such funding or financing, there can be no assurance that the Majority Stockholder Trust would continue to do so (or extend maturity dates on existing indebtedness) in the future, or regarding the amount, terms, restrictions or conditions of any such funding or financing.

The Majority Stockholder Trust is the sole owner of the outstanding shares of the Company’s Series B Preferred Stock; as of December 31, 2012, dividends of $2,887,500 were accumulated and unpaid on the Company’s Series B Preferred Stock.

The Company sub-leases a portion of their office space to an entity which is beneficially owned and controlled by the Majority Stockholder Trust.

Ms. Thomas, who serves as the Company’s Acting Principal Financial Officer, Chief Accounting Officer, Vice President, Treasurer and Secretary (and a Class A Director) also serves as an officer for a number of entities which are directly or indirectly beneficially owned or controlled by Dr. Pearce.  An entity that is beneficially owned and controlled by the Majority Stockholder Trust paid the Company approximately $103,425 in professional fees for services provided by Ms. Thomas.

Mr. Lincoln, who serves as the Company’s Acting Principal Executive Officer, Chairman of the Board and President (and a Class B Director) served in various legal and management roles for Marquette Realty, Inc. from August 1995 to December 2008.   Marquette Realty, Inc. managed a number of entities of which Dr. Pearce is the beneficial owner.  In addition, Mr. Lincoln is the President and Treasurer of Lauderdale Holdings, Inc. (the entity which holds the Class B Common Stock of the Company and of which Dr. Pearce is the sole shareholder) and is the President and Secretary of Broward Trading Corporation (the entity which is the owner of 700,000 shares of Class A Common Stock of the Company and of which Dr. Pearce is the sole stockholder).  Mr. Lincoln also serves as a director for a number of entities which are directly or indirectly beneficially owned or controlled by Dr. Pearce.  From 1993 to 1996, Mr. Lincoln served as a mortgage loan officer for the Bank of North America, which was formerly controlled by Dr. Pearce.

Mr. Minev, one of the Company’s Class A Directors, works as Executive Director for White Nights Foundation of America.  Dr. Pearce is a donor to the White Nights Foundation of America, and has a relationship with Mr. Minev related to the White Nights Foundation of America and other philanthropic and performing arts endeavors.

From April 1991 to October 1996, Mr. Valle, one of the Company’s Class A Directors, served first as CFO and later as CEO of Bank of North America in Miami, Florida.  Until its sale in October 1996, Bank of North America was formerly controlled by Dr. Pearce.

Director Independence

Although the Company’s shares are not listed for trading or quoted on the NASDAQ Stock Market (“NASDAQ”) or any other securities exchange or quotation system, the members of the Board of Directors are not all “independent” under the definition of independence pursuant to NASDAQ listing standards.  Mr. Valle, as the sole member and Chair of the Audit Committee, has been found by the Board to be “independent” (or an “independent director”) within the meaning of that term for audit committee members under the NASDAQ Capital Market listing standards addressing such matter.

Index

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by Cherry Bekaert & Holland, LLP (“Cherry”) in connection with the audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2012 and December 31, 2011 were approximately $32,000 each year.  The aggregate fees billed by Cherry regarding its review of the unaudited financial statements included in the Company’s Forms 10-Q for the fiscal year ended December 31, 2012 were $22,500.

Audit-Related Fees

The aggregate fees billed for audit-related services rendered by the Berkowitz Pollack Brant CPA firm (“BPB”) to the Company, during the fiscal years ended December 31, 2012 and December 31, 2011, were $5,474 and $2,482, respectively.

Tax Fees

The aggregate fees billed for tax-related services provided by BPB in connection with tax compliance, tax advice and tax planning services for the fiscal years ended December 31, 2012 and December 31, 2011, were approximately $6,722 and $6,853, respectively.  BPB assisted the Company in preparing its income tax returns for the fiscal years ended December 31, 2012 and December 31, 2011.  Cherry provided no tax-related services during the fiscal years ended December 31, 2012 and December 31, 2011.

All Other Fees

The Company paid additional fees to BPB for general business consulting for the fiscal years ended December 31, 2012 and December 31, 2011, totaling $42,013 and $7,751, respectively.

Pre-approval of Services by Outside Auditor

The Audit Committee has adopted a policy for pre-approval of audit and permitted non-audit services by the Company’s outside auditor.  The Audit Committee will consider annually and, if appropriate, approve the provision of audit services by its outside auditor and consider and, if appropriate, pre-approve, the provision of certain defined audit and non-audit services.  The Audit Committee will also consider on a case by case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved.  Of the Audit-Related Fees, Tax Fees and All Other Fees described above, the Audit Committee pre-approved the fees billed and paid.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial Statements

Reference is made to the Index set forth on Page F-1 of this Annual Report on Form 10-K.

(a)(2)	Financial Statement Schedules

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

10.21
Promissory Note dated January 18, 2012 in the principal amount of $130,000 in favor of M. Lee Pearce Living Trust (incorporated by reference to Exhibit 10.21 in the Company’s Annual Report on Form 10-K as filed on March 30, 2012).

10.22
Promissory Note dated April 9, 2012 in the principal amount of $500,000 in favor of M. Lee Pearce Living Trust (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K dated April 9, 2012).

10.23
Renewal Promissory Note (Working Capital) dated December 27, 2012 in the principal amount of $2,516,467.36 in favor of  M. Lee Pearce Living Trust (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K dated December 27, 2012).

10.24
Renewal Promissory Note (Parkson Property) dated December 27, 2012 in the principal amount of $821,184.39 in favor of Bay Colony Associates, Ltd. (incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K dated December 27, 2012).

(b)	Filed herewith

21	Subsidiaries of the Registrant

31.1	Certification of the Acting Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Acting Principal Financial Officer Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LE@P TECHNOLOGY, INC.

By:	/s/ Timothy C. Lincoln
Timothy C. Lincoln
Acting Principal Executive Officer

By:	/s/ Mary E. Thomas
Mary E. Thomas
Acting Principal Financial Officer and Chief Accounting Officer

Dated:  March 8, 2013

Index

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Timothy C. Lincoln Timothy C. Lincoln	Acting Principal Executive Officer and Director	March 8, 2013

/s/ Jose B. Valle Jose B. Valle	Director	March 8, 2013

/s/ Chris Minev Chris Minev	Director	March 8, 2013

/s/ Mary E. Thomas Mary E. Thomas	Acting Principal Financial Officer, Chief Accounting Officer, and Director	March 8, 2013

/s/ Jerome Fields, M.D. Jerome Fields, M.D.	Director	March 8, 2013

Index

“Exhibit F”

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Le@P Technology, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Le@P Technology, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of  Le@P Technology, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/CHERRY BEKAERT LLP

Coral Gables, Florida
March 8, 2013

Index

*      Le@P Technology, Inc. and Subsidiaries

*      Consolidated Balance Sheets

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$1,454,712	$40,182
Prepaid expenses and other current assets	13,283	5,512
Total current assets	1,467,995	45,694

Property and equipment, net	400,000	400,000
Other assets	170	170
Total assets	$1,868,165	$445,864

See notes to consolidated financial statements.

Index

*      Le@P Technology, Inc. and Subsidiaries

*      Consolidated Balance Sheets

	December 31,
	2012	2011
Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable	$18,962	$6,415
Accrued professional fees	44,902	65,279
Accrued compensation and related liabilities	21,014	19,348
Short-term notes payable to related party	-	1,076,819
Short-term accrued interest payable to related party	-	247,704
Total current liabilities	84,878	1,415,565

Long-term notes payable to related party	3,337,652	110,000

Long-term accrued interest payable to related party	1,373	921

Total liabilities	3,423,903	1,526,486

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, par value $0.001 per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at December 31, 2012 and 2011.	2,170,000	2,170,000
Class A common stock, $0.01 par value 149,975,000 shares authorized and 65,280,759 shares issued at December 31, 2012 and 2011.	652,808	652,808
Class B common stock, $0.01 par value per share. Authorized, issued and outstanding 25,000 shares at December 31, 2012 and 2011.	250	250
Additional paid-in capital	35,981,387	35,981,387
Accumulated deficit	(40,310,723)	(39,835,607)
Treasury stock, at cost, 84,850 shares at December 31, 2012 and 2011	(49,460)	(49,460)

Total stockholders’ deficiency	(1,555,738)	(1,080,622)
Total liabilities and stockholders’ deficiency	$1,868,165	$445,864

See notes to consolidated financial statements.

Index

*      Le@P Technology, Inc. and Subsidiaries

*      Consolidated Statements of Operations

	Years ended December 31,
	2012	2011
Revenue	$–	$–

General and administrative expenses:
Salaries and benefits	35,474	37,522
Professional fees	233,383	163,418
Other	132,679	109,855

Total general and administrative expenses	401,536	310,795

Other income (expenses):
Interest expense	(73,580)	(55,944)

Total other income (expenses)	(73,580)	(55,944)

Loss before income taxes	(475,116)	(366,739)

Provision for income taxes	-	-

Net loss	(475,116)	(366,739)

Dividends undeclared on cumulative preferred stock	217,000	217,000

Net loss attributable to common stockholders	$(692,116)	$(583,739)

Basic and diluted net loss per share:
Net loss per common share-Class A	$(0.01)	$(0.01)
Net loss per common share-Class B	$0.00	$0.00
Net loss attributable to common stockholders	$(0.01)	$(0.01)

Basic weighted average shares outstanding	65,305,759	65,305,759
Diluted weighted average shares outstanding	65,305,759	65,305,759

See notes to consolidated financial statements.

Index

Le@P Technology, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficiency

	Preferred		Class A and Class B		Additional
	Stock		Common Stock		Paid-in	Accumulated	Treasury	Total
	Shares	Amount	Shares	Par Value	Capital	Deficit	Stock
Balance at December 31, 2010	2,170	$2,170,000	65,305,759	$653,058	$35,981,387	$(39,468,868)	$(49,460)	$(713,883)

Net loss	-	-	-	-	-	(366,739)	-	(366,739)

Balance at December 31, 2011	2,170	2,170,000	65,305,759	653,058	35,981,387	(39,835,607)	(49,460)	(1,080,622)

Net loss						(475,116)		(475,116)

Balance at December 31, 2012	2,170	$2,170,000	65,305,759	$653,058	$35,981,387	$(40,310,723)	$(49,460)	$(1,555,738)

See notes to consolidated financial statements

Index

*      Le@P Technology, Inc. and Subsidiaries

*      Consolidated Statements of Cash Flows

	Years ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(475,116)	$(366,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,771)	(2,060)
Other assets	-	690
Accounts payable	12,547	(2,726)
Accrued professional fees	(20,377)	9,529
Accrued compensation and related liabilities	1,666	8,096
Accrued interest payable to related party	73,581	51,625
Net cash used in operating activities	(415,470)	(301,585)

Cash flows from investing activities:
Proceeds from sale of equipment	-	-
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from related party notes payable	1,830,000	339,319
Net cash provided by financing activities	1,830,000	339,319

Net increase (decrease) in cash and cash equivalents	1,414,530	37,734
Cash and cash equivalents at beginning of year	40,182	2,448
Cash and cash equivalents at end of year	$1,454,712	$40,182

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	-

Noncash financing activities
Accrued interest payable refinanced into principal	$320,832	$4,319

See notes to consolidated financial statements.

Index

Le@P Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	The Company

The Company currently has no business operations, has no revenues or revenue-producing activities and has ongoing expenses as well as substantial indebtedness and liabilities.  On May 22, 2009, the Company’s Board of Directors (the “Board” or “Board of Directors”) determined to cease for the foreseeable future investigating, pursuing or consummating investment or acquisition opportunities.  Notwithstanding the previous cessation of actively investigating investment and acquisition opportunities, during 2012 the Company from time to time considered pursuing opportunities which might come to the attention of Board members or management.

During 2013, the Company’s Board of Directors plans to focus on, consider and (as applicable and as it deems appropriate) pursue potential investment, joint venture and acquisition opportunities (particularly those in the health care products and services and life sciences arenas) that come to the attention of Board members or management.  This may include opportunities introduced by Dr. Pearce.  The Company’s internally prepared cash budget for 2013 includes an allocation of $100,000 for limited funding of the investigation and initial pursuit of possible investment, joint venture and acquisition opportunities.  The ability of the Company to reach agreement on and/or ultimately consummate any such investment, joint venture or acquisition opportunities is dependent upon, among other things, its ability to obtain additional funding and financing for, and to source, negotiate and execute on, such opportunities (and to fund and provide for post-transaction personnel, support, working capital and other needs as applicable).

As previously reported on the Company’s Current Report on Form 8-K dated December 27, 2012 (the “December 2012 8-K”), the M. Lee Pearce Living Trust (the “Majority Stockholder Trust”), of which the Company’s indirect and beneficial majority stockholder, M. Lee Pearce, M.D. (“Dr. Pearce”), is the 100% beneficial owner (Dr. Pearce, together with entities owned or controlled by him that own capital stock of the Company are collectively referred to as the “Majority Stockholder”), provided the Company with a $1,200,000 loan in December of 2012 (the “December 2012 Loan”), on the terms disclosed (including a 3.75% interest rate and maturity date for principal and all accrued interest of March 31, 2015).

The only material asset of the Company (other than cash and cash equivalents and prepaid expenses) is the real property owned by Le@P Technology, Inc.’s wholly-owned subsidiary, Parkson Property LLC (“Parkson”), located in Broward County, Florida (the “Real Property”).  The Real Property is zoned light industrial, consists of approximately one and one-third acres and is currently vacant and undeveloped.  The Real Property is not currently leased, and thus is not producing any revenue or income, and the Company has no immediate prospects for leasing or selling the Real Property.  The Real Property is encumbered by a note (as discussed and defined further below, the “December 2012 Parkson Replacement Note”) and related mortgage in the aggregate principal amount as of December 31, 2012 of $821,184.39; the December 2012 Parkson Replacement Note bears interest at the rate of 3.75% per annum and matures (both principal and all accrued interest) on March 31, 2015 (reflecting an extension of the maturity date under the previous note, which would have matured by its terms on June 30, 2013).  The indebtedness evidenced by the December 2012 Parkson Replacement Note substantially exceeds the value of the Real Property.  The Company’s internally prepared cash budget for 2013 includes an allocation of $100,000 for the limited funding of initial commercial development plans (including anticipated architectural fees and permitting/development expenses, but not including actual construction costs) regarding the Real Property.

During the past several years, the Company has relied entirely upon the Majority Stockholder Trust to fund working capital and expenses (and to extend maturities on indebtedness owing to the Majority Stockholder Trust and affiliates), acting in its discretion.  Notwithstanding this, neither the Majority Stockholder Trust nor any other party has any commitment or obligation to provide additional funding or financing (or to extend the maturity dates on existing indebtedness), including in connection with negotiating, reaching a definitive agreement with respect to or consummating any prospective investment, joint venture or acquisition opportunity or completing the commercial development of the Real Property.  In addition, if the Majority Stockholder Trust, in its discretion, were to provide or facilitate any such funding or financing, there can be no assurance that the Majority Stockholder Trust would continue to do so (or extend maturity dates on existing indebtedness) in the future, or regarding the amount, terms, restrictions or conditions of any such funding or financing.  The Company’s efforts to obtain additional financing may require significant effort, costs and expenditures, and if the Company succeeds in obtaining such financing, the financing terms could be onerous and result in substantial dilution of existing equity positions and increased interest expense.

Index

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

Fair Value of Financial Instruments

The carrying amounts of cash, accounts payable and accrued liabilities, approximate fair value due to the short-term maturities of these assets and liabilities. The fair market value of other financial instruments is provided by the use of quoted market prices and other appropriate valuation techniques, based on information available at year-end.  Notes payable and accrued interest payable to related parties are not arm’s-length transactions.

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

Impairment of long-lived assets and long-lived assets to be disposed of

The Company reviews the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. If facts and circumstances indicate that the carrying value of an asset or groups of assets, as applicable, is impaired, the long-lived asset or groups of long-lived assets are written down to their estimated fair value.  No asset impairment occurred during the year ended December 31, 2012 or 2011.

Index

Loss per share

Basic earnings per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted earnings per share amounts are computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents, and stock options outstanding during the period. Shares of common stock issuable under options or other share equivalents and their effects on the loss were excluded from the diluted calculations because the effect was anti-dilutive. There are no potentially dilutive shares outstanding at December 31, 2012 and 2011.

Stock Based Compensation

The Company applies Financial Accounting Standards Board (“FASB”) ASC Topic 718, “Share-Based Payments” which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Compensation cost is recognized when the event occurs. For the years ended December 31, 2012 and 2011, the Company did not grant any stock options.

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

Income Taxes

Deferred income taxes are provided based on the provisions of ASC Topic 740, “Accounting for Income Taxes”, to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2012, 2011, 2010 and 2009.

The Company classifies interest and penalties arising from underpayment of income taxes in the consolidated statements of operations as general and administrative expenses.  As of December 31, 2012, the Company had no accrued interest or penalties related to uncertain tax provisions.

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

Index

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

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, Intangibles-Goodwill and Other (Topic 350) which amended then existing guidance by giving an entity the option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. Previous guidance required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. The update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company will adopt this guidance for the fiscal year ended December 31, 2013. The Company does not expect the adoption of this guidance will have a material impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update indefinitely defers the provisions ASU 2011-05, Comprehensive Income (Topic 22): Presentation of Comprehensive Income (“ASU 2011-05”) that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented for both interim and annual financial statements. The other provisions in ASU 2011-05 are unaffected by the deferral. During the deferral period, entities will still need to comply with the existing U.S. GAAP requirement for the presentation of reclassification adjustments. This update is effective for annual and interim periods beginning after December 15, 2011. The Company adopted this guidance on January 1, 2012. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities which enhances disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) by requiring improved information about financial instruments and derivative instruments that are either offset in accordance with either Section 210-20-45 or 815-10-45 or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either of these sections. This update is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect the adoption of this guidance will have a material impact on the Company’s financial statements.

Index

3.	Operating Losses and Cash Flow Deficiencies

The Company’s cash and cash equivalents as of December 31, 2012 aggregate to $1,454,712, which management believes, based on the Company’s recent and expected operating expenses and internally prepared cash budget, will be sufficient to fund the Company’s working capital requirements at least through December 31, 2014.  In December of 2012, (i) the Majority Stockholder Trust provided the Company with a $1,200,000 loan, and (ii) the maturity dates (principal and all accrued interest) on all of the Company’s existing outstanding indebtedness were extended to March 31, 2015.  In the event (i) the Company does not generate revenue or income sufficient to fund its operations, or (ii) third-party funding or financing does not become available to the Company on terms acceptable to the Company prior to the Company exhausting its existing cash and cash equivalents, the Company will depend entirely upon the continued funding, loans and working capital advances from the Majority Stockholder Trust (which are provided in the Majority Stockholder Trust’s discretion).  Neither the Majority Stockholder Trust nor any other party has any commitment or obligation to provide funding or financing to the Company (or to extend the maturity dates on existing indebtedness).  In addition, if the Majority Stockholder Trust, in its discretion, were to provide or facilitate any such funding or financing, there can be no assurance that the Majority Stockholder Trust would continue to do so (or extend maturity dates on existing indebtedness) in the future, or regarding the amount, terms, restrictions or conditions of any such funding or financing.

The Company has no operating revenues and, even though the Company has decided to focus on, consider and (as applicable and as the Board deems appropriate) pursue potential investment, joint venture and acquisition opportunities, that strategy is not expected to generate any such revenues in the near future.

4.	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2012	2011
Land	$400,000	$400,000
Leasehold improvements	17,842	17,842
Equipment and software	9,546	9,546
Furniture and fixtures	59,433	59,433
	486,821	486,821
Less accumulated depreciation	86,821	86,821
	$400,000	$400,000

Depreciation expense for each of the years ended December 31, 2012 and 2011 was zero. No impairment of property was recognized during the year ended December 31, 2012.

5.	Commitments and Contingencies

Leases

The Company leases its corporate office space located in Ft. Lauderdale, Florida from an unrelated third party.  The lease was renewed effective April 1, 2012, and provides for a term of one year and monthly rental payments of approximately $4,500.  The lease provides for automatic renewal of successive one-year terms unless either party provides at least 30 days’ prior written notice to the other of its intent to terminate the lease upon expiration of the then-current term.

The Company subleases a portion of its office space on a month to month basis to a related party entity for the monthly amount of $4,002.  The total rents received in 2012 and 2011 were $48,030 each year.

Index

Legal Proceedings

From time to time, the Company is or may become party to business disputes arising in the normal course of business.  The Company’s management believes that none of these actions, standing alone or in the aggregate, is currently material to the Company’s financial condition or results of operations.

Employment Agreements

The Company is not party to any employment agreements.

6.	Related Party Transactions

Le@P Technology, Inc.’s wholly-owned subsidiary, Parkson, owns the Real Property.  Parkson purchased the Real Property on September 28, 2001 from Bay Colony, an entity wholly-owned by Dr. Pearce, in exchange for a two-month note in the amount of $37,500 and a Long Term Note and related mortgage in the amount of $712,500.  The purchase price was based upon an independent third-party appraisal.  As previously reported on the Company’s December 2012 8-K, the Long Term Note was replaced multiple times and is currently evidenced by the December 2012 Parkson Replacement Note.  The December 2012 Parkson Replacement Note bears interest at the rate of 3.75% per annum, with both principal and all accrued interest due in one lump sum on March 31, 2015.  The indebtedness evidenced by the December 2012 Parkson Replacement Note substantially exceeds the value of the Real Property (and, for that matter, the book value of the assets of the Company).

As previously reported on the Company’s December 2012 8-K, and as noted in the Annual Report on Form 10-K to which this Exhibit F is attached, the Majority Stockholder Trust, of which Dr. Pearce is the 100% beneficial owner, provided the Company with the $1,200,000 December 2012 Loan in December of 2012.

In addition to the December 2012 Loan, the Majority Stockholder Trust previously made other working capital loans to the Company, which were, prior to their extension and combination (as described below), evidenced by two promissory notes made by the Company in favor of the Majority Stockholder Trust and dated February 7, 2012 (in the original principal amount of $777,062.04) and April 9, 2012 (in the original principal amount of $500,000) (collectively referred to as the “Working Capital Notes”).  The maturity date of these Working Capital Notes was, prior to their agreed extension (as described below), June 30, 2013.

As previously reported on the Company’s December 2012 8-K, and as noted above, on December 27, 2012, the Majority Stockholder Trust, as holder of and payee under the Working Capital Notes, agreed: (i) to extend the maturity date of the total outstanding indebtedness under the Working Capital Notes from June 30, 2013 to March 31, 2015 (the “Extended Maturity Date”), and (ii) to combine the total outstanding indebtedness evidenced by and under the December 2012 Loan and the Working Capital Notes (including their outstanding principal amounts and accrued interest through December 27, 2012) into a single note, thereby replacing these notes with a Renewal Promissory Note (Working Capital) dated December 27, 2012 in the principal amount of $2,516,467.36 (the “December 2012 Le@P Combined Renewal Note”).  The principal and all accrued interest - at the agreed rate of 3.75% per annum - under the December 2012 Le@P Combined Renewal Note are due in one lump sum on the Extended Maturity Date (of March 31, 2015).  Other than the new (combined) principal amount, which includes the principal amount of the December 2012 Loan, and the extension of the maturity date, in each case as noted above, the terms of the Working Capital Notes were not changed and these notes (and the obligations thereunder) are now incorporated in and replaced and evidenced by the December 2012 Le@P Combined Renewal Note.

The Majority Stockholder Trust is the sole owner of the outstanding shares of the Company’s Series B Preferred Stock.  Dividends on the Series B Preferred Stock are cumulative and accrue at a rate of 10% per annum on the preferred stock’s stated liquidation value of $1,000 per share and must be paid before any dividends may be paid on any other class or series of common or preferred stock; in addition, no other class or series of common or preferred stock may be redeemed or repurchased nor may the Series B Preferred Stock be altered or modified without the approval of the holder(s) of the Series B Preferred Stock.  As of December 31, 2012, dividends of $2,887,500 were accumulated and unpaid on the Company’s Series B Preferred Stock.  The accumulated amount will be accrued and charged to retained earnings, if any, or additional paid-in capital, if and/or when declared by the Company’s Board of Directors.

During the past several years, the Company has relied entirely upon the Majority Stockholder Trust to fund working capital and expenses (and to extend maturities on indebtedness owing to the Majority Stockholder Trust and other affiliates of Dr. Pearce), acting in its discretion.  Notwithstanding this, neither Dr. Pearce, nor the Majority Stockholder Trust nor any other party has any commitment or obligation to provide additional funding or financing (or to extend the maturity dates on existing indebtedness), including in connection with negotiating, reaching a definitive agreement with respect to or consummating any prospective investment, joint venture or acquisition opportunity or completing the commercial development of the Real Property.  Dr. Pearce may in his discretion introduce or refer investment, joint venture and/or acquisition opportunities to the Company’s Board or management.  In addition, if the Majority Stockholder Trust, in its discretion, were to provide or facilitate any such funding or financing, there can be no assurance that the Majority Stockholder Trust would continue to do so (or extend maturity dates on existing indebtedness) in the future, or regarding the amount, terms, restrictions or conditions of any such funding or financing.

Index

The Company sub-leases a portion of their office space to an entity which is beneficially owned and controlled by the Majority Stockholder Trust.

Ms. Thomas, who serves as the Company’s Acting Principal Financial Officer, Chief Accounting Officer, Vice President, Treasurer and Secretary (and a Class A Director) also serves as an officer for a number of entities which are directly or indirectly beneficially owned or controlled by Dr. Pearce.  An entity that is beneficially owned and controlled by the Majority Stockholder Trust paid the Company approximately $103,425 in professional fees for services provided by Ms. Thomas.

7.	Stock Based Compensation

Options may be granted to Company employees, directors and consultants under the Company’s existing stock option plans.  All options granted under the plans through December 31, 2007 have been at prices which have been equal to or greater than the fair market value of the Company’s common stock at the date of grant.  At December 31, 2012, the Company had available 6,500,000 shares of Class A Common Stock for possible future issuance in connection with stock options granted under its Le@P Technology, Inc. 2006 Long Term Incentive Plan (the “2006 Plan”).

The Company recognizes compensation expense for the Company’s share-based payment awards on a straight-line basis using a separate vesting tranche for each stock option issued.  The Company determined the grant-date fair value of share-based payment awards using the Black-Scholes pricing model.

The Company had no outstanding options and granted no options to purchase shares of the Company’s Class A Common Stock during the years ended December 31, 2012 and 2011.

There are no stock options outstanding or exercisable at December 31, 2012.

8.	Preferred Stock

The Certificate of Incorporation of the Company, as amended, authorizes the issuance of 25,000,000 shares of Preferred Stock, $.001 par value, of which 2,500 shares have been designated as Series B 10% Cumulative Preferred Stock, $.001 par value (the “Series B Preferred Stock”).  In 1999, the Company issued 2,170 shares of the Series B Preferred Stock to the Majority Stockholder Trust in exchange for $2,170,000, which had previously been contributed to the Company.  The Series B Preferred Stock is nonvoting and nonconvertible.  Dividends on the Series B Preferred Stock are cumulative and accrue at a rate of 10% per annum on the preferred stock’s stated liquidation value of $1,000 per share and must be paid before any dividends may be paid on any other class or series of common or preferred stock.  No other class or series of common or preferred stock may be redeemed or repurchased nor may the Series B Preferred Stock be altered or modified without the approval of the holders of the Series B Preferred Stock.  At December 31, 2012 and 2011, dividends of $2,887,500 and $2,670,500, respectively, were accumulated on the Series B Preferred Stock.  The accumulated amount will be accrued and charged to retained earnings, if any, or additional paid-in capital, when declared by the Company’s Board of Directors.

9.	Class B Common Stock

The Company has 25,000 shares of Class B Common Stock outstanding.  All such shares are held by Lauderdale Holdings, Inc., of which Dr. Pearce is the sole shareholder, and enable the holder to elect a majority of the Board of Directors of the Company; otherwise the Class B Common Stock is identical to the Company’s Class A Common Stock.

Index

10.	Income Taxes

Significant components of the Company’s net deferred income taxes are as follows:

	For the Years ended December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$4,580,314	$4,308,679
Accruals	7,280	99,957
Other	45,764	45,937
Deferred tax assets	4,633,358	4,454,573
Less valuation allowance	(4,633,358)	(4,454,573)
Net deferred tax assets	$–	$–

A reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate (benefit) follows:

	For the Years ended December 31,
	2012	2011
U.S. Federal Statutory rate	(34.00%)	(34.00%)
State income taxes, net of federal benefit	(3.63)	(3.63)
Change in valuation allowance	37.63	37.63
	0.00%	0.00%

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more than likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment. After consideration of the evidence, both positive and negative, management has determined that a $4,633,358 valuation allowance at December 31, 2012 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $178,785.  At December 31, 2012, the Company has available net operating loss carryforwards for federal income tax purposes of approximately $11,180,355 expiring at various times through 2037.

11.	Valuation and Qualifying Accounts

A summary of the activity in the Company’s valuation and qualifying accounts is as follows:

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-off’s	Other Changes	Balance at End of Period
Deferred tax asset valuation allowance

Year ended December 31, 2012	$4,454,573	178,785	-	-	$4,633,358
Year ended December 31, 2011	$4,316,275	138,298	-	-	$4,454,573

12.	Concentration of credit risk

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. In addition, the FDIC provided unlimited coverage for certain qualifying and participating non-interest bearing transaction accounts through December 31, 2012; however, effective January 1, 2013 the FDIC discontinued the additional unlimited coverage. The Company from time to time may have amounts on deposit in excess of the insured limits.  As of December 31, 2012, the Company did not have any amounts which exceed these insured amounts.  Additional uninsured cash balances on January 1, 2013 resulting from the FDIC’s discontinuance of unlimited coverage on non-interest bearing accounts were approximately $1,200,000.

Index

13.	Subsequent Events

There were no material events that occurred between December 31, 2012 and the date of this Annual Report on Form 10-K.