Form 10-Q
period 2013-03-31
LEAP TECHNOLOGY INC / DE
filed 2013-05-14
CIK 110027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
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
☐ Yes   ☑ No

Class A Common Stock, par value $0.01 per share: 65,195,909 shares outstanding as of May 14, 2013
Class B Common Stock, par value $0.01 per share: 25,000 shares outstanding as of May 14, 2013

LE@P TECHNOLOGY, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash	$1,320,845	$1,454,712
Prepaid expenses	25,725	13,283
Total current assets	1,346,570	1,467,995

Property and equipment, net	400,000	400,000

Other assets	170	170

Total assets	$1,746,740	$1,868,165

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(continued)

	(Unaudited)
	March 31,	December 31,
	2013	2012

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued expenses	$11,730	$18,962
Accrued professional fees	48,905	44,902
Accrued compensation and related liabilities	21,722	21,014
Total current liabilities	82,357	84,878

Long-term notes payable to related party	3,337,652	3,337,652

Long-term accrued interest payable to related party	32,233	1,373

Total liabilities	3,452,242	3,423,903

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $0.001 par value per share. 25,000,000 shares authorized, and 2,170 shares issued and outstanding at March 31, 2013 and December 31, 2012.	2,170,000	2,170,000
Class A Common Stock, $0.01 par value per share. 149,975,000 shares authorized, and 65,280,759 shares issued and outstanding at March 31, 2013 and December 31, 2012.	652,808	652,808
Class B Common Stock, $0.01 par value per share. 25,000 shares authorized, issued and outstanding at March 31, 2013 and December 31, 2012.	250	250
Additional paid-in capital	35,981,387	35,981,387
Accumulated deficit	(40,460,487)	(40,310,723)
Treasury stock, at cost. 84,850 shares at March 31, 2013 and December 31, 2012.	(49,460)	(49,460)
Total stockholders’ deficiency	(1,705,502)	(1,555,738)
Total liabilities and stockholders’ deficiency	$1,746,740	$1,868,165

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenue	$-	$-

Expenses:
Salaries and benefits	8,597	13,219
Professional fees	80,804	72,659
General and administrative	29,502	21,444
Total expenses	118,903	107,322

Loss from operations	(118,903)	(107,322)

Other expense:
Interest expense	(30,861)	(14,988)
Total other expense	(30,861)	(14,988)

Loss before income taxes	(149,764)	(122,310)

Provision for income taxes	-	-

Net loss	(149,764)	(122,310)

Dividends undeclared on cumulative preferred stock	54,250	54,250

Net loss attributable to common stockholders	$(204,014)	$(176,560)

Basic and diluted net loss per share:
Net loss per common share-Class A	$(0.00)	$(0.00)
Net loss per common share-Class B	$(0.00)	$(0.00)
Net loss attributable to common stockholders	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	65,305,759	65,305,759

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(149,764)	$(122,310)
Changes in operating assets and liabilities:
Prepaid expenses	(12,442)	(14,606)
Accounts payable and accrued expenses	(7,232)	16,931
Accrued interest payable to related party	30,860	14,988
Accrued compensation and related liabilities	708	4,801
Accrued professional fees	4,003	26,091
Net cash used in operating activities	(133,867)	(74,105)

Cash flows from financing activities:
Proceeds from notes payable to related party	-	130,000
Net cash provided by financing activities	-	130,000

Net increase (decrease) in cash	(133,867)	55,895
Cash and cash equivalents at beginning of period	1,454,712	40,182
Cash and cash equivalents at end of period	$1,320,845	$96,077

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

Noncash financing activities
Capitalized accrued interest payable	$-	$254,893

See notes to condensed consolidated financial statements

Le@P Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2013
(Unaudited)
1.	The Company

Le@P Technology, Inc. (the “Company”) currently has no business operations, has no revenues or revenue-producing activities and has ongoing expenses as well as substantial indebtedness and liabilities.

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

During 2013, the Company’s Board of Directors (the “Board” or “Board of Directors”) plans to focus on, consider and (as applicable and as it deems appropriate) pursue potential investment, joint venture and acquisition opportunities (particularly those in the health care products and services and life sciences arenas) that come to the attention of Board members or management.  This may include opportunities introduced by Dr. Pearce.  The Company’s internally prepared cash budget for 2013 includes an allocation of $100,000 for limited funding of the investigation and initial pursuit of possible investment, joint venture and acquisition opportunities.  The ability of the Company to reach agreement on and/or ultimately consummate any such investment, joint venture or acquisition opportunities is dependent upon, among other things, its ability to obtain additional funding and financing for, and to source, negotiate and execute on, such opportunities (and to fund and provide for post-transaction personnel, support, working capital and other needs as applicable).

The only material asset of the Company (other than cash and cash equivalents and prepaid expenses) is certain real property owned by the Company’s wholly-owned subsidiary, Parkson Property LLC (“Parkson”), located in Broward County, Florida (the “Real Property”).  The Real Property is zoned light industrial, consists of approximately one and one-third acres and is currently vacant and undeveloped.  The Real Property is not currently leased, and thus is not producing any revenue or income, and the Company has no immediate prospects for leasing or selling the Real Property.  The Real Property is encumbered by a note (as discussed and defined further in note 3, the “December 2012 Parkson Replacement Note”) and related mortgage in the aggregate principal amount as of March 31, 2013 of $821,184; the December 2012 Parkson Replacement Note bears interest at the rate of 3.75% per annum and matures (both principal and all accrued interest) on March 31, 2015.  The indebtedness evidenced by the December 2012 Parkson Replacement Note substantially exceeds the value of the Real Property.  The Company’s internally prepared cash budget for 2013 includes an allocation of $100,000 for the limited funding of initial commercial development plans (including anticipated architectural fees and permitting/development expenses, but not including actual construction costs) regarding the Real Property.

Operating Losses and Cash Flow Deficiencies

As noted above, the Company currently has no business operations, has no revenues or revenue-producing activities and has ongoing expenses as well as substantial indebtedness and liabilities.  During the past several years, the Company has relied entirely upon the Majority Stockholder Trust to fund working capital and expenses (and to extend maturities on indebtedness owing to the Majority Stockholder Trust and affiliates), acting in its discretion.  Notwithstanding this, neither the Majority Stockholder Trust nor any other party has any commitment or obligation to provide additional funding or financing (or to extend the maturity dates on existing indebtedness), including in connection with negotiating, reaching a definitive agreement with respect to or consummating any prospective investment, joint venture or acquisition opportunity or completing the commercial development of the Real Property.  In addition, if the Majority Stockholder Trust, in its discretion, were to provide or facilitate any such funding or financing, there can be no assurance that the Majority Stockholder Trust would continue to do so (or extend maturity dates on existing indebtedness) in the future, or regarding the amount, terms, restrictions or conditions of any such funding or financing.  The Company’s efforts to obtain additional financing may require significant effort, costs and expenditures, and if the Company succeeds in obtaining such financing, the financing terms could be onerous and result in substantial dilution of existing equity positions and increased interest expense.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Le@P Technology, Inc. Annual Report on Form 10-K for the year ended December 31, 2012.

Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

Refer to the consolidated financial statements and footnotes thereto included in the Le@P Technology, Inc. Annual Report on Form 10-K for the year ended December 31, 2012 for recent accounting pronouncements.  Other pronouncements have been issued but the Company does not believe that their adoption will have a significant impact on the financial position or results of operations.

3.	Notes Payable to Related Parties

As noted above, the Company’s wholly-owned subsidiary, Parkson, owns the Real Property. Parkson purchased the Real Property on September 28, 2001 from Bay Colony Associates, Ltd., an entity wholly-owned by Dr. Pearce, in exchange for a two-month note in the amount of $37,500, and a five-year note (the “Long Term Note”) and related mortgage in the amount of $712,500.  The purchase price was based on an independent third-party appraisal.  As previously reported on the Company’s December 2012 8-K, the Long Term Note was replaced a number of times and is currently evidenced by a Renewal Promissory Note (“Parkson Property”) dated December 27, 2012 in the principal amount of $821,184.39 (the “December 2012 Parkson Replacement Note”).  The December 2012 Parkson Replacement Note bears interest at the rate of 3.75% per annum, with both principal and all accrued interest due in one lump sum on March 31, 2015.  The indebtedness evidenced by the December 2012 Parkson Replacement Note substantially exceeds the value of the Real Property (and, for that matter, the book value of the assets of the Company).

As previously reported on the Company’s December 2012 8-K, and as noted above, the Majority Stockholder Trust, of which Dr. Pearce is the 100% beneficial owner, provided the Company with the $1,200,000 December 2012 Loan in December 2012.

In addition to the December 2012 Loan, the Majority Stockholder Trust previously made other working capital loans to the Company which were, prior to their extension and combination (as described below), evidenced by two promissory notes made by the Company in favor of the Majority Stockholder Trust and dated February 7, 2012 (in the original principal amount of $777,062.04) and April 9, 2012 (in the original principal amount of $500,000) (collectively referred to as the “Working Capital Notes”).  The maturity date of these Working Capital Notes was, prior to their agreed extension (as described below), June 30, 2013.

As previously reported on the Company’s December 2012 8-K, on December 27, 2012, the Majority Stockholder Trust, as holder of and payee under the Working Capital Notes, agreed: (i) to extend the maturity date of the total outstanding indebtedness under the Working Capital Notes from June 30, 2013 to March 31, 2015 (the “Extended Maturity Date”), and (ii) to combine the total outstanding indebtedness evidenced by and under the December 2012 Loan and the Working Capital Notes (including their outstanding principal amounts and accrued interest through December 27, 2012) into a single note, thereby replacing these notes with a Renewal Promissory Note (Working Capital) dated December 27, 2012 in the principal amount of $2,516,467.36 (the “December 2012 Le@P Combined Renewal Note”).  The principal and all accrued interest - at the agreed rate of 3.75% per annum - under the December 2012 Le@P Combined Renewal Note are due in one lump sum on the Extended Maturity Date (of March 31, 2015).  Other than the new (combined) principal amount, which includes the principal amount of the December 2012 Loan, and the extension of the maturity date, in each case as noted above, the terms of the Working Capital Notes were not changed and these notes (and the obligations thereunder) are now incorporated in and replaced and evidenced by the December 2012 Le@P Combined Renewal Note.

4.	Financial Instruments and Fair Values

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.

The carrying amount of cash and cash equivalents, prepaid expenses and other assets approximates fair value due to the short-term maturities of these instruments.

The fair values of all other financial instruments, including debt, approximate their book values as the instruments are short-term in nature or contain market rates of interest.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to the plans, objectives and expected or anticipated business, liquidity, capital resources, financing condition or operating results of the Company, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “seek”, “estimate,” “budget,” “intend,” “strategy,” “plan,” “objective,” “goal,” “propose,” “pursuit,” “may,” “should,” “will,” “would,” “will be,” “can”, “could,” “will continue,” “will likely result,” and similar statements and expressions.  Forward-looking statements are based on current beliefs, expectations and assumptions that are subject to risks and uncertainties that can be difficult to predict or ascertain and which may cause actual results to differ materially from the forward-looking statements.  In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of the Company, the inclusion of such information should not be regarded as a statement by the Company or any other person that these forward-looking statements (or the Company’s goals, objectives, plans, pursuits, intentions, or other forward-looking information derived therefrom) will be achieved.  Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein include, without limitation, the items listed below:

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

Business Strategy

As noted above, the Company currently has no business operations, has no revenues or revenue-producing activities and has ongoing expenses as well as substantial indebtedness and liabilities.

During 2013, the Company’s Board of Directors plans to focus on, consider and (as applicable and as it deems appropriate) pursue potential investment, joint venture and acquisition opportunities (particularly those in the health care products and services and life sciences arenas) that come to the attention of Board members or management.  This may include opportunities introduced by Dr. Pearce.  As noted above, the Company’s internally prepared cash budget for 2013 includes an allocation of (i) $100,000 for initial commercial development plans (including anticipated architectural fees and permitting/development expenses, but not including actual construction costs) regarding the real property, and (ii) $100,000 for limited funding of the investigation and initial pursuit of possible investment, joint venture and acquisition opportunities.  The ability of the Company to reach agreement on and/or ultimately consummate any such investment, joint venture or acquisition opportunities is dependent upon, among other things, its ability to obtain additional funding and financing for, and to source, negotiate and execute on, such opportunities (and to fund and provide for post-transaction personnel, support, working capital and other needs as applicable).

Competition

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents as of March 31, 2013 aggregate to $1,320,845 which management believes, based on the Company’s recent and expected operating expenses and internally prepared cash budget, will be sufficient to fund the Company’s working capital requirements at least through December 31, 2014.  As previously reported on the Company’s December 2012 8-K and as noted above in Item 1 (“Notes Payable to Related Parties”), in December of 2012, (i) the Majority Stockholder Trust provided the Company with a $1,200,000 loan, and (ii) the maturity dates (principal and all accrued interest) on all of the Company’s existing outstanding indebtedness were extended to March 31, 2015.  In the event (i) the Company does not generate revenue or income sufficient to fund its operations and activities, or (ii) third-party funding or financing does not become available to the Company on terms acceptable to the Company prior to the Company exhausting its existing cash and cash equivalents, the Company will depend entirely upon the continued funding, loans and working capital advances from the Majority Stockholder Trust (which are provided in the Majority Stockholder Trust’s discretion).  Neither the Majority Stockholder Trust nor any other party has any commitment or obligation to provide funding or financing to the Company (or to extend the maturity dates on existing indebtedness).  In addition, if the Majority Stockholder Trust, in its discretion, were to provide or facilitate any such funding or financing or to extend maturity dates on existing indebtedness, there can be no assurance that the Majority Stockholder Trust would continue to do so (or extend maturity dates on existing indebtedness) in the future, or regarding the amount, terms, restrictions or conditions of any such funding or financing.

The Majority Stockholder Trust is the sole owner of the outstanding shares of the Company’s Series B Preferred Stock.  Dividends on the Series B Preferred Stock are cumulative and accrue at a rate of 10% per annum on the preferred stock’s stated liquidation value of $1,000 per share and must be paid before any dividends may be paid on any other class or series of common or preferred stock; in addition, no other class or series of common or preferred stock may be redeemed or repurchased nor may the Series B Preferred Stock be altered or modified without the approval of the holder(s) of the Series B Preferred Stock.  As of March 31, 2013, dividends of $2,941,750 were accumulated and unpaid on the Company’s Series B Preferred Stock.  The accumulated amount plus any additional amounts accrued will be charged to retained earnings, if any, or additional paid-in capital, if and/or when declared by the Company’s Board of Directors.

The Company has no operating revenues and, even though the Company has decided to focus on, consider and (as applicable and as the Board deems appropriate) pursue potential investment, joint venture and acquisition opportunities, that strategy is not expected to generate any such revenues in the near future.

Financial Condition at March 31, 2013 Compared to December 31, 2012

The Company’s total assets decreased from approximately $1,868,165 at the end of 2012 to approximately $1,746,740 at March 31, 2013, primarily reflecting the decrease of cash and cash equivalents used for payments of operating expenses.

The Company’s total liabilities increased from approximately $3,423,903 at the end of 2012 to approximately $3,452,242 at March 31, 2013, primarily due to decreased (i) accrued professional fees and (ii) accounts payable and accrued expenses of approximately $3,000, offset by an increase in accrued long-term interest payable to a related party of approximately $31,000.

The Company’s working capital decreased from approximately $1,383,000 at the end of 2012 to approximately $1,264,000 at March 31, 2013, primarily reflecting the decrease of approximately $119,000 of cash used for payments of operating expenses, offset by (x) an increase in prepaid expenses of approximately $12,000 and (y) a decrease in (i) accrued professional fees and (ii) accounts payable and accrued expenses of approximately $3,000.

Comparison of Results of Operations for the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012

The Company’s net loss before income taxes increased from approximately $122,000 for the three months ended March 31, 2012 to approximately $150,000 for the three months ended March 31, 2013.  The variance primarily reflects a decrease in salaries and benefits of approximately $5,000 and an increase in (i) professional fees of approximately $8,000; (ii) general and administrative expenses of approximately $8,000 and (iii) interest expense of approximately $16,000.

Off-Balance Sheet Arrangements

As of March 31, 2013, the Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on the current or future financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).   As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of the Company’s Acting Principal Executive Officer and Acting Principal Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2013, the end of the period covered by this report.  Based on that review and evaluation, the Acting Principal Executive Officer and Acting Principal Financial Officer, along with the management of the Company, have determined that as of March 31, 2013, the disclosure controls and procedures are effective.

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

PART III

OTHER INFORMATION

Item 1.	Legal Proceedings

As of March 31, 2013, the Company was not involved in any material claims or lawsuits, or legal proceeding.  The Company is party to asbestos-related disputes arising out of asbestos-related materials aboard certain maritime vessels allegedly owned and operated by subsidiaries of the Company in the 1970s.  The Company has accrued $32,000 in legal fees to settle all outstanding litigation in relation to asbestos-related disputes.  As of March 31, 2013, the Company’s management believed that none of these actions, standing alone, or in the aggregate, was material to the Company’s operations or financial condition.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of equity securities during the fiscal quarter ending March 31, 2013.

Item 3.	Defaults Upon Senior Securities

As of March 31, 2013, (i) the Company did not experience any defaults with respect to any outstanding indebtedness of the Company, and (ii) dividends of $2,941,750 were accumulated and unpaid on the Series B Preferred Stock.

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

LE@P TECHNOLOGY, INC.

Dated: May 14, 2013	By:	/s/ Timothy C. Lincoln
Timothy C. Lincoln
Acting Principal Executive Officer
Dated: May 14, 2013	By:	/s/ Mary E. Thomas
Mary E. Thomas
Acting Principal Financial Officer

Exhibit Index
Exhibit	Description

31.1	Certification of Acting Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Acting Principal Executive Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Acting Principal Financial Officer relating to Periodic Financial Report pursuant to 18 U.S.C. Section 1350.