Form 10-Q
period 2013-06-30
LEAP TECHNOLOGY INC / DE
filed 2013-08-05
CIK 110027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013
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
☐ Yes   ☑ No

Class A Common Stock, par value $0.01 per share: 65,195,909 shares outstanding as of August 5, 2013
Class B Common Stock, par value $0.01 per share: 25,000 shares outstanding as of August 5, 2013

LE@P TECHNOLOGY, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$1,219,232	$1,454,712
Prepaid expenses	18,053	13,283
Total current assets	1,237,285	1,467,995

Property and equipment, net	400,000	400,000

Other assets	170	170

Total assets	$1,637,455	$1,868,165

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(continued)

	(Unaudited)
	June 30,	December 31,
	2013	2012

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued expenses	$45,206	$18,962
Accrued professional fees	21,147	44,902
Accrued compensation and related liabilities	18,548	21,014
Total current liabilities	84,901	84,878

Long-term notes payable to related party	3,337,652	3,337,652

Long-term accrued interest payable to related party	63,438	1,373

Total liabilities	3,485,991	3,423,903

Commitments and contingencies
Stockholders’ deficiency:
Preferred stock, $0.001 par value per share. 25,000,000 shares authorized, and 2,170 shares issued and outstanding at June 30, 2013 and December 31, 2012.	2,170,000	2,170,000
Class A Common Stock, $0.01 par value per share. 149,975,000 shares authorized, and 65,280,759 shares issued and outstanding at June 30, 2013 and December 31, 2012.	652,808	652,808
Class B Common Stock, $0.01 par value per share. 25,000 shares authorized, issued and outstanding at June 30, 2013 and December 31, 2012.	250	250
Additional paid-in capital	35,981,387	35,981,387
Accumulated deficit	(40,603,521)	(40,310,723)
Treasury stock, at cost. 84,850 shares at June 30, 2013 and December 31, 2012.	(49,460)	(49,460)
Total stockholders’ deficiency	(1,848,536)	(1,555,738)
Total liabilities and stockholders’ deficiency	$1,637,455	$1,868,165

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012

Revenue		$-		$-		$-		$-

Expenses:
Salaries and benefits		2,806		7,962		11,403		21,180
Professional fees		69,473		95,339		118,277		167,998
General and administrative		39,551		41,062		101,053		62,507
Total expenses		111,830		144,363		230,733		251,685

Loss from operations		(111,830)		(144,363)		(230,733)		(251,685)

Other expense:
Interest expense		(31,205)		(18,907)		(62,065)		(33,895)
Total other expense		(31,205)		(18,907)		(62,065)		(33,895)

Loss before income taxes		(143,035)		(163,270)		(292,798)		(285,580)

Provision for income taxes		-		-		-		-

Net loss		(143,035)		(163,270)		(292,798)		(285,580)

Dividends undeclared on cumulative preferred stock		54,250		54,250		108,500		108,500

Net loss attributable to common stockholders		$(197,285)		$(217,520)		$(401,298)		$(394,080)

Basic and diluted net loss per share:
Net loss per common share	$	(0.00)	$	(0.00)	$	(0.00)	$	(0.00)
Net loss attributable to common stockholders	$	(0.00)	$	(0.00)	$	(0.00)	$	(0.00)

Basic and diluted weighted average shares outstanding		65,305,759		65,305,759		65,305,759		65,305,759

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(292,798)	$(285,580)
Changes in operating assets and liabilities:
Prepaid expenses	(4,770)	(23,123)
Accounts payable and accrued expenses	26,244	11,822
Accrued compensation and related liabilities	(2,466)	2,335
Accrued professional fees	(23,755)	(4,231)
Accrued interest payable to related party	62,065	33,895
Net cash used in operating activities	(235,480)	(264,882)

Cash flows from financing activities:
Proceeds from notes payable-related party	-	630,000
Net cash provided by financing activities	-	630,000

Net (decrease) increase in cash	(235,480)	365,118
Cash and cash equivalents at beginning of period	1,454,712	40,182
Cash and cash equivalents at end of period	$1,219,232	$405,300

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

Noncash financing activities
Capitalized accrued interest payable	$-	$254,893

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

1.	The Company

Le@P Technology, Inc. (the “Company”) currently has no business operations, has no revenues or revenue-producing activities and has ongoing expenses as well as substantial indebtedness and liabilities.

As previously reported on the Company’s Current Report on Form 8-K dated December 27, 2012 (the “December 2012 8-K”), the M. Lee Pearce Living Trust (the “Majority Stockholder Trust”), of which the Company’s indirect and beneficial majority stockholder, M. Lee Pearce, M.D. (“Dr. Pearce”), is the 100% beneficial owner (Dr. Pearce, together with entities owned or controlled by him that own capital stock of the Company are collectively referred to as the “Majority Stockholder”), provided the Company with a $1,200,000 loan in December 2012 (the “December 2012 Loan”), on the terms disclosed (including a 3.75% interest rate and maturity date for principal and all accrued interest of March 31, 2015), which management believes, based on the Company’s recent and expected operating expenses and internally prepared cash budget, will be sufficient to fund the Company’s working capital requirements at least through December 31, 2014.

During 2013, the Company’s Board of Directors (the “Board” or “Board of Directors”) plans to focus on, consider and (as applicable and as it deems appropriate) pursue potential investment, joint venture and acquisition opportunities (particularly those in the health care products and services and life sciences arenas) that come to the attention of Board members or management.  This may include opportunities introduced by Dr. Pearce.  The Company’s internally prepared cash budget for 2013 includes an allocation of $100,000 for limited funding of the investigation and initial pursuit of possible investment, joint venture and acquisition opportunities (none of this allocation has been spent through the quarter ended June 30, 2013).  The ability of the Company to reach agreement on and/or ultimately consummate any such investment, joint venture or acquisition opportunity is dependent upon, among other things, the Company’s ability to obtain additional funding and financing for, and to source, negotiate and execute on, such opportunity (and to fund and provide for post-transaction personnel, support, working capital and other needs as applicable).

The only material asset of the Company (other than cash and cash equivalents and prepaid expenses) is certain real property owned by the Company’s wholly-owned subsidiary, Parkson Property LLC (“Parkson”), located in Broward County, Florida (the “Real Property”).  The Real Property is zoned light industrial, consists of approximately one and one-third acres and is currently vacant and undeveloped.  The Real Property is not currently leased, and thus is not producing any revenue or income, and the Company has no immediate prospects for leasing or selling the Real Property.  The Real Property is encumbered by a note (as discussed and defined further in note 3 below, the “December 2012 Parkson Replacement Note”) and related mortgage in the aggregate principal amount as of June 30, 2013 of $821,184; the December 2012 Parkson Replacement Note bears interest at the rate of 3.75% per annum and matures (both principal and all accrued interest) on March 31, 2015.  The indebtedness evidenced by the December 2012 Parkson Replacement Note substantially exceeds the value of the Real Property.  The Company’s internally prepared cash budget for 2013 includes an allocation of $100,000 for the limited funding of initial commercial development plans including anticipated architectural fees and permitting/development expenses, but not including actual construction costs regarding the Real Property (none of this allocation has been spent through the quarter ended June 30, 2013).

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included.  Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

As noted above, the Company’s wholly-owned subsidiary, Parkson, owns the Real Property. Parkson purchased the Real Property on September 28, 2001 from Bay Colony Associates, Ltd., an entity wholly-owned by Dr. Pearce, in exchange for a two-month note in the amount of $37,500, and a five-year note (the “Long Term Note”) and related mortgage in the amount of $712,500.  The purchase price was based on an independent third-party appraisal.  As previously reported on the Company’s December 2012 8-K, the Long Term Note was replaced a number of times and is currently evidenced by a Renewal Promissory Note (Parkson Property) dated December 27, 2012 in the principal amount of $821,184 (the “December 2012 Parkson Replacement Note”).  The December 2012 Parkson Replacement Note bears interest at the rate of 3.75% per annum, with both principal and all accrued interest due in one lump sum on March 31, 2015.  The indebtedness evidenced by the December 2012 Parkson Replacement Note substantially exceeds the value of the Real Property.

As previously reported on the Company’s December 2012 8-K, and as noted above, the Majority Stockholder Trust, of which Dr. Pearce is the 100% beneficial owner, provided the Company with the $1,200,000 December 2012 Loan in December 2012.

In addition to the December 2012 Loan, the Majority Stockholder Trust previously made other working capital loans to the Company which were, prior to their extension and combination (as described below), evidenced by two promissory notes made by the Company in favor of the Majority Stockholder Trust and dated February 7, 2012 (in the original principal amount of $777,062) and April 9, 2012 (in the original principal amount of $500,000) (collectively referred to as the “Working Capital Notes”).

As previously reported on the Company’s December 2012 8-K, on December 27, 2012, the Majority Stockholder Trust, as holder of and payee under the Working Capital Notes, agreed: (i) to extend the maturity date of the total outstanding indebtedness under the Working Capital Notes from June 30, 2013 to March 31, 2015 (the “Extended Maturity Date”), and (ii) to combine the total outstanding indebtedness evidenced by and under the December 2012 Loan and the Working Capital Notes (including their outstanding principal amounts and accrued interest through December 27, 2012) into a single note, thereby replacing these notes with a Renewal Promissory Note (Working Capital) dated December 27, 2012 in the principal amount of $2,516,467 (the “December 2012 Le@P Combined Renewal Note”).  The principal and all accrued interest - at the agreed rate of 3.75% per annum - under the December 2012 Le@P Combined Renewal Note are due in one lump sum on the Extended Maturity Date (of March 31, 2015).  Other than the new (combined) principal amount, which includes the principal amount of the December 2012 Loan, and the extension of the maturity date, in each case as noted above, the terms of the Working Capital Notes were not changed and these notes (and the obligations thereunder) are now incorporated in and replaced and evidenced by the December 2012 Le@P Combined Renewal Note.

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

Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to the plans, objectives and expected or anticipated business, liquidity, capital resources, financing condition or operating results of the Company, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “seek”, “estimate,” “budget,” “intend,” “strategy,” “plan,” “objective,” “goal,” “propose,” “pursuit,” “may,” “should,” “will,” “would,” “will be,” “can”, “could,” “will continue,” “will likely result,” and similar statements and expressions.  Forward-looking statements are based on current beliefs, expectations and assumptions that are subject to risks and uncertainties that can be difficult to predict or ascertain and which may cause actual results to differ materially from the forward-looking statements.  In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of the Company, the inclusion of such information should not be regarded as a statement by the Company or any other person that these forward-looking statements (or the Company’s goals, objectives, plans, pursuits, intentions, or other forward-looking information derived therefrom) will be achieved.  Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein include, without limitation, the items listed below:

•	The ability to raise capital;
•	The ability to execute the Company’s strategy in a very competitive environment;
•	The degree of financial leverage;
•	The ability to control future operating and other expenses;

•	Risks associated with funding and capital availability and terms, the capital markets and investment climate;
•	Risks associated with possible joint ventures, investments and acquisitions. The efforts and costs associated with same and their integration;
•	Regulatory considerations under the Investment Company Act of 1940;
•	Contingent liabilities; and
•	Other risks referenced from time to time in the Company’s filings with the Securities and Exchange Commission.

The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Strategy

As noted above, the Company currently has no business operations, has no revenues or revenue-producing activities and has ongoing expenses as well as substantial indebtedness and liabilities.
During 2013, the Company’s Board of Directors plans to focus on, consider and (as applicable and as it deems appropriate) pursue potential investment, joint venture and acquisition opportunities (particularly those in the health care products and services and life sciences arenas) that come to the attention of Board members or management.  This may include opportunities introduced by Dr. Pearce.  As noted above, the Company’s internally prepared cash budget for 2013 includes an allocation of (i) $100,000 for initial commercial development plans (including anticipated architectural fees and permitting/development expenses, but not including actual construction costs) regarding the real property, and (ii) $100,000 for limited funding of the investigation and initial pursuit of possible investment, joint venture and acquisition opportunities (none of these allocations have been spent through the quarter ended June 30, 2013). The ability of the Company to reach agreement on and/or ultimately consummate any such investment, joint venture or acquisition opportunities is dependent upon, among other things, its ability to obtain additional funding and financing for, and to source, negotiate and execute on, such opportunities (and to fund and provide for post-transaction personnel, support, working capital and other needs as applicable).

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents as of June 30, 2013 aggregate to $1,219,232 which management believes, based on the Company’s recent and expected operating expenses and internally prepared cash budget, will be sufficient to fund the Company’s working capital requirements at least through December 31, 2014.  As previously reported on the Company’s December 2012 8-K and as noted above in Item 1 (Section 3 - “Notes Payable to Related Parties”), in December of 2012, (i) the Majority Stockholder Trust provided the Company with a $1,200,000 loan, and (ii) the maturity dates (principal and all accrued interest) on all of the Company’s existing outstanding indebtedness were extended to March 31, 2015.  In the event (i) the Company does not generate revenue or income sufficient to fund its operations and activities, or (ii) third-party funding or financing does not become available to the Company on terms acceptable to the Company prior to the Company exhausting its existing cash and cash equivalents, the Company will depend entirely upon the continued funding, loans and working capital advances from the Majority Stockholder Trust (which are provided in the Majority Stockholder Trust’s discretion).  Neither the Majority Stockholder Trust nor any other party has any commitment or obligation to provide funding or financing to the Company (or to extend the maturity dates on existing indebtedness).  In addition, if the Majority Stockholder Trust, in its discretion, were to provide or facilitate any such funding or financing or to extend maturity dates on existing indebtedness, there can be no assurance that the Majority Stockholder Trust would continue to do so (or extend maturity dates on existing indebtedness) in the future, or regarding the amount, terms, restrictions or conditions of any such funding or financing.

The Majority Stockholder Trust is the sole owner of the outstanding shares of the Company’s Series B Preferred Stock.  Dividends on the Series B Preferred Stock are cumulative and accrue at a rate of 10% per annum on the preferred stock’s stated liquidation value of $1,000 per share and must be paid before any dividends may be paid on any other class or series of common or preferred stock; in addition, no other class or series of common or preferred stock may be redeemed or repurchased nor may the Series B Preferred Stock be altered or modified without the approval of the holder(s) of the Series B Preferred Stock.  As of June 30, 2013, dividends of $2,996,000 were accumulated and unpaid on the Company’s Series B Preferred Stock.  The accumulated amount plus any additional amounts accrued will be charged to retained earnings, if any, or additional paid-in capital, if and/or when declared by the Company’s Board of Directors.

The Company has no operating revenues and, even though the Company has decided to focus on, consider and (as applicable and as the Board deems appropriate) pursue potential investment, joint venture and acquisition opportunities, that strategy is not expected to generate any such revenues in the near future.

Financial Condition at June 30, 2013 Compared to December 31, 2012

The Company’s total assets decreased from approximately $1,868,165 at the end of 2012 to approximately $1,637,456 at June 30, 2013, primarily reflecting the decrease of cash and cash equivalents used for payments of operating expenses.

The Company’s total liabilities increased from approximately $3,423,903 at the end of 2012 to approximately $3,485,991 at June 30, 2013, primarily due to increased accounts payable and accrued expenses of approximately $26,000 and an increase in long-term accrued interest payable to a related party of approximately $62,000, offset by a decrease of approximately $24,000 in accrued professional fees.

The Company’s working capital decreased from approximately $1,383,000 at the end of 2012 to approximately $1,152,000 at June 30, 2013, primarily reflecting the decrease of approximately $235,000 of cash used for payments of operating expenses.

Comparison of Results of Operations for the Three Months Ended June 30, 2013 to the Three Months Ended June 30, 2012

The Company’s net loss before income taxes decreased from approximately $163,000 for the three months ended June 30, 2012 to approximately $143,000 for the three months ended June 30, 2013.  The variance primarily reflects a decrease in salaries and benefits of approximately $5,000 and professional fees of approximately $26,000, offset by an increase in interest expense of approximately $12,000.

Comparison of Results of Operations for the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012

The Company’s net loss before income taxes increased from approximately $286,000 for the six months ended June 30, 2012 to approximately $293,000 for the six months ended June 30, 2013.  The variance primarily reflects a decrease in (i) salaries and benefits of approximately $10,000 and (ii) professional fees of approximately $50,000, and an increase in (x) general and administrative expenses of approximately $39,000 and (y) interest expense of approximately $28,000.

Off-Balance Sheet Arrangements

As of June 30, 2013, the Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on the current or future financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).   As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of the Company’s Acting Principal Executive Officer and Acting Principal Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2013, the end of the period covered by this report.  Based on that review and evaluation, the Acting Principal Executive Officer and Acting Principal Financial Officer, along with the management of the Company, have determined that as of June 30, 2013, the disclosure controls and procedures are effective.

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

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

As of June 30, 2013, except as described below, the Company was not involved in any material claims or lawsuits, or legal proceeding.  Certain subsidiaries of the Company (acquired by virtue of a merger with a predecessor entity of the Company) are named defendants in litigation brought in the early 1990s alleging damages arising out of asbestos-related material aboard certain maritime vessels allegedly owned or operated by such subsidiaries.  The Company believes these suits are without merit and is prepared to continue to defend vigorously the subsidiaries in such litigation.  However, in the interests of efficiency and avoiding potentially extensive and expensive litigation proceedings, the Company is pursuing settlements with respect to all such known claims (and plaintiffs), and has set aside $32,000 in the aggregate in connection with possible settlement payments.  There can be no assurance that the Company will be successful in settling or litigating these claims, or with regard to the ultimate effort or expense (including amounts paid to effect settlements and related legal fees and expenses) associated with settling or litigating these claims.

Item 1A.	Risk Factors

As a “smaller reporting company,” as defined by the Securities and Exchange Commission regulations promulgated under the Exchange Act, the Company is not required to provide the information required by this item.  Notwithstanding this, this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, and the Company’s business, operations and future are subject to certain risks and uncertainties.  Please see the section entitled “Forward-Looking Statements” on pages 12-13 for important information to consider when evaluating such statements (and related notes) included in, and when considering risks and uncertainties, in connection with this Report and the future of the Company, its business and value.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of equity securities during the fiscal quarter ending June 30, 2013.

Item 3.	Defaults Upon Senior Securities

As of August 5, 2013, (i) the Company did not experience any defaults with respect to any outstanding indebtedness of the Company, and (ii) dividends of $2,996,000 were accumulated and unpaid on the Series B Preferred Stock.

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

LE@P TECHNOLOGY, INC

Dated: August 5, 2013	By:	/s/ Timothy C. Lincoln
Timothy C. Lincoln
Acting Principal Executive Officer

Dated: August 5, 2013	By:	/s/ Mary E. Thomas
Mary E. Thomas
Acting Principal Financial Officer

Exhibit Index

Exhibit	Description

31.1	Certification of Acting Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Acting Principal Executive Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Acting Principal Financial Officer relating to Periodic Financial Report pursuant to 18 U.S.C. Section 1350.