Form 10-Q
period 2013-09-30
LEAP TECHNOLOGY INC / DE
filed 2013-11-01
CIK 110027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to ___________

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

Class A Common Stock, par value $0.01 per share: 65,195,909 shares outstanding as of November 1, 2013
Class B Common Stock, par value $0.01 per share: 25,000 shares outstanding as of November 1, 2013

LE@P TECHNOLOGY, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	Sept. 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$1,102,136	$1,454,712
Prepaid expenses	34,112	13,283
Total current assets	1,136,248	1,467,995

Property and equipment, net	400,000	400,000

Other assets	170	170

Total assets	$1,536,418	$1,868,165

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(continued)

	(Unaudited)
	September 30,	December 31,
	2013	2012

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued expenses	$16,012	$18,962
Accrued professional fees	16,759	44,902
Accrued compensation and related liabilities	23,028	21,014
Total current liabilities	55,799	84,878

Long-term notes payable to related party	3,337,652	3,337,652

Long-term accrued interest payable to related party	94,986	1,373

Total liabilities	3,488,437	3,423,903

Commitments and contingencies
Stockholders’ deficiency:
Preferred stock, $0.001 par value per share. 25,000,000 shares authorized, and 2,170 shares issued and outstanding at September 30, 2013 and December 31, 2012.	2,170,000	2,170,000
Class A Common Stock, $0.01 par value per share. 149,975,000 shares authorized, and 65,280,759 shares issued and outstanding at September 30, 2013 and December 31, 2012.	652,808	652,808
Class B Common Stock, $0.01 par value per share. 25,000 shares authorized, issued and outstanding at September 30, 2013 and December 31, 2012.	250	250
Additional paid-in capital	35,981,387	35,981,387
Accumulated deficit	(40,707,004)	(40,310,723)
Treasury stock, at cost. 84,850 shares at September 30, 2013 and December 31, 2012.	(49,460)	(49,460)
Total stockholders’ deficiency	(1,952,019)	(1,555,738)
Total liabilities and stockholders’ deficiency	$1,536,418	$1,868,165

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012

Revenue		$-		$-		$-		$-

Expenses:
Salaries and benefits		11,831		3,966		23,234		25,146
Professional fees		33,894		30,951		152,171		198,949
General and administrative		28,210		28,677		129,263		91,184
Total expenses		73,935		63,594		304,668		315,279

Loss from operations		(73,935)		(63,594)		(304,668)		(315,279)

Other income (expense):
Rental income		2,000		-		2,000		-
Interest expense		(31,548)		(19,582)		(93,613)		(53,477)
Total other income (expense)		(29,548)		(19,582)		(91,613)		(53,477)

Loss before income taxes		(103,483)		(83,176)		(396,281)		(368,756)

Provision for income taxes		-		-		-		-

Net loss		(103,483)		(83,176)		(396,281)		(368,756)

Dividends undeclared on cumulative preferred stock		54,250		54,250		162,750		162,750

Net loss attributable to common stockholders		$(157,733)		$(137,426)		$(559,031)		$(531,506)

Basic and diluted net loss per share:
Net loss per common share	$	(0.00)	$	(0.00)	$	(0.00)	$	(0.00)
Net loss attributable to common stockholders	$	(0.00)	$	(0.00)	$	(0.00)	$	(0.00)

Basic and diluted weighted average shares outstanding		65,305,759		65,305,759		65,305,759		65,305,759

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(396,281)	$(368,756)
Changes in operating assets and liabilities:
Prepaid expenses	(20,829)	(13,058)
Accounts payable and accrued expenses	(2,950)	13,460
Accrued compensation and related liabilities	2,014	1,571
Accrued professional fees	(28,143)	(17,650)
Accrued interest payable to related party	93,613	53,477
Net cash used in operating activities	(352,576)	(330,956)

Cash flows from financing activities:
Proceeds from notes payable-related party	-	630,000
Net cash provided by financing activities	-	630,000

Net (decrease) increase in cash and cash equivalents	(352,576)	299,044
Cash and cash equivalents at beginning of period	1,454,712	40,182
Cash and cash equivalents at end of period	$1,102,136	$339,226

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

Noncash financing activities
Capitalized accrued interest payable	$-	$254,893

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

1.	The Company

Le@P Technology, Inc. (the “Company”) currently has no business operations, and has no revenues or revenue-producing activities (with the limited exception that, as noted in Section 1 of this Item 1 below, [the Company] currently leases the Real Property (as defined below) on a month-to-month basis).  The Company has ongoing expenses as well as substantial indebtedness and liabilities.

As previously reported on the Company’s Current Report on Form 8-K dated December 27, 2012 (the “December 2012 8-K”), the M. Lee Pearce Living Trust (the “Majority Stockholder Trust”), of which the Company’s indirect and beneficial majority stockholder, M. Lee Pearce, M.D. (“Dr. Pearce”), is the 100% beneficial owner (Dr. Pearce, together with entities owned or controlled by him that own capital stock of the Company are collectively referred to as the “Majority Stockholder”), provided the Company with a $1,200,000 loan in December 2012 (the “December 2012 Loan”), on the terms disclosed (including a 3.75% interest rate and maturity date for principal and all accrued interest of March 31, 2015).  Based on the Company’s year-to-date and anticipated operating expenses and management’s internally prepared cash budget, management believes that the Company’s current cash and cash equivalents will be sufficient to fund the Company’s working capital requirements at least through December 31, 2014.

As previously reported, during 2013, the Company’s Board of Directors (the “Board” or “Board of Directors”) plans to focus on, consider and (as applicable and as it deems appropriate) pursue potential investment, joint venture and acquisition opportunities (including particularly those in the health care technology, products and services and life sciences arenas) (“Opportunities”) that come to the attention of Board members or management.  This may include Opportunities introduced by Dr. Pearce.  The Board has held planning discussions regarding this matter during 2013 with both management and, though a Board representative, with Dr. Pearce, but no specific Opportunities are currently being pursued by the Company.  The Company’s internally prepared cash budget for 2013 includes an allocation of $100,000 for limited funding of the investigation and initial pursuit of possible Opportunities, of which $12,765 has been expended through September 30, 2013.  The ability of the Company to reach agreement on and/or ultimately consummate any such Opportunities is dependent upon, among other things, its ability to obtain additional funding and financing for, and to source, negotiate and execute on, such Opportunities (and to fund and provide for post-transaction personnel, support, working capital and other needs as applicable).

The only material asset of the Company (other than cash and cash equivalents and prepaid expenses) is certain real property located in Broward County, Florida (the “Real Property”), which is owned by the Company’s wholly-owned subsidiary, Parkson Property LLC (“Parkson”).  The Real Property is zoned light industrial, consists of approximately one and one-third acres and is currently undeveloped.  On August 12, 2013, the Company entered into a month-to-month lease of the Real Property to a third party tenant, under which lease the Company receives rental income of $1,000 per month.  The Real Property is encumbered by a note (as discussed and defined further in Note 3 below, the “December 2012 Parkson Replacement Note”) and related mortgage in the aggregate principal amount as of September 30, 2013 of $821,184; the December 2012 Parkson Replacement Note bears interest at the rate of 3.75% per annum and matures (both principal and all accrued interest) on March 31, 2015.  The indebtedness evidenced by the December 2012 Parkson Replacement Note substantially exceeds the value of the Real Property, and the financing and operating costs associated with the Real Property exceed the amount [the Company] receives under the month-to-month lease.  The Company’s internally prepared cash budget for 2013 includes an allocation of $100,000 for the limited funding of initial commercial development plans, including anticipated architectural fees and permitting/development expenses, but not including actual construction costs, regarding the Real Property, none of which has been expended through September 30, 2013.

Operating Losses and Cash Flow Deficiencies

As noted above, the Company currently has no business operations and, other than the lease of the Real Property on a month-to-month basis, has no revenues or revenue-producing activities.  The Company has ongoing expenses as well as substantial indebtedness and liabilities.  During the past several years, the Company has relied entirely upon the Majority Stockholder Trust to fund working capital and expenses (and to extend maturities on indebtedness owing to the Majority Stockholder Trust and affiliates), acting in its discretion.  Notwithstanding this, neither the Majority Stockholder Trust nor any other party has any commitment or obligation to provide additional funding or financing (or to extend the maturity dates on existing indebtedness), including in connection with negotiating, reaching a definitive agreement with respect to or consummating any prospective Opportunity or completing the commercial development of the Real Property.  In addition, if the Majority Stockholder Trust, in its discretion, were to provide or facilitate any such funding or financing, there can be no assurance that the Majority Stockholder Trust would continue to do so (or extend maturity dates on existing indebtedness) in the future, or regarding the amount, terms, restrictions or conditions of any such funding or financing.  The Company’s efforts to obtain additional financing may require significant effort, costs and expenditures, and if the Company succeeds in obtaining such financing, the financing terms could be onerous and result in substantial dilution of existing equity positions and increased interest expense.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included.  Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to the plans, objectives and expected or anticipated business, liquidity, capital resources, financing condition or operating results of the Company, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “seek”, “estimate,” “budget,” “intend,” “strategy,” “plan,” “objective,” “goal,” “propose,” “pursuit,” “may,” “should,” “will,” “would,” “will be,” “can”, “could,” “will continue,” “will likely result,” and similar statements and expressions.  Forward-looking statements are based on current beliefs, expectations and assumptions that are subject to risks and uncertainties that can be difficult to predict or ascertain and which may cause actual results to differ materially from the forward-looking statements.  In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of the Company, the inclusion of such information should not be regarded as a statement by the Company or any other person that these forward-looking statements (or the Company’s goals, objectives, plans, pursuits, intentions, or other forward-looking information derived therefrom) will be achieved.  Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein include, without limitation, the items listed below:

•	The ability to raise capital, or to source or execute on financing or funding (whether equity or debt), including the availability and terms thereof;
•	The ability to execute the Company’s strategy in a very competitive environment;
•	The degree of financial leverage;
•	The ability to control future operating and other expenses;
•	Risks associated with the capital markets and investment climate;
•
Risks associated with possible joint ventures, investments and acquisitions and their integration and operation, as well as the efforts and costs associated with pursuing, effecting and operating same;

•	Risks associated with the ownership and lease to third parties of real property;
•	Regulatory considerations under the Investment Company Act of 1940;
•	Contingent liabilities; and
•	Other risks referenced from time to time in the Company’s filings with the Securities and Exchange Commission.

The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Strategy

As noted above, the Company currently has no business operations and, other than the lease of the Real Property on a month-to-month basis, has no revenues or revenue-producing activities.  The Company has ongoing expenses as well as substantial indebtedness and liabilities.

During 2013, the Board of Directors plans to focus on, consider and (as applicable and as it deems appropriate) pursue potential investment, joint venture and acquisition opportunities (including particularly those in the health care technology, products and services and life sciences arenas) (“Opportunities”) that come to the attention of Board members or management.  This may include Opportunities introduced by Dr. Pearce.  The Board has held planning discussions regarding this matter during 2013 with both management and, though a Board representative, with Dr. Pearce, but no specific Opportunities are currently being pursued by the Company.  As noted above, the Company’s internally prepared cash budget for 2013 includes an allocation of (i) $100,000 for initial commercial development plans (including anticipated architectural fees and permitting/development expenses, but not including actual construction costs) regarding the real property, none of which has been expended through September 30, 2013, and (ii) $100,000 for limited funding of the investigation and initial pursuit of possible Opportunities, of which $12,765 has been expended through September 30, 2013.  The ability of the Company to reach agreement on and/or ultimately consummate any such Opportunities is dependent upon, among other things, its ability to obtain additional funding and financing for, and to source, negotiate and execute on, such opportunities (and to fund and provide for post-transaction personnel, support, working capital and other needs as applicable).

Competition

In considering, approaching and pursuing Opportunities, the Company faces a highly competitive, rapidly evolving and difficult environment.  Potential competitors for these opportunities include a wide variety of venture capital, private equity, investment and other funds, as well as individual, private and public investors, joint venture partners and acquirers, and other organizations (including strategically positioned operating companies pursuing the same or similar investment, joint venture and/or acquisition opportunities), most of which enjoy capital, access to capital and significantly greater financial, management, operational and technical resources than the Company.

Liquidity and Capital Resources

The Company’s cash and cash equivalents as of September 30, 2013 aggregate to $1,102,136 which management believes, based on the Company’s recent and expected operating expenses and internally prepared cash budget, will be sufficient to fund the Company’s working capital requirements at least through December 31, 2014.  As previously reported on the Company’s December 2012 8-K and as noted above in Item 1 (Section 3 - “Notes Payable to Related Parties”), in December of 2012, (i) the Majority Stockholder Trust provided the Company with a $1,200,000 loan, and (ii) the maturity dates (principal and all accrued interest) on all of the Company’s existing outstanding indebtedness were extended to March 31, 2015.  In the event (i) the Company does not generate revenue or income sufficient to fund its operations, activities and expenses, or (ii) third-party funding or financing does not become available to the Company on terms acceptable to the Company prior to the Company exhausting its existing cash and cash equivalents, the Company will depend entirely upon the continued funding, loans and working capital advances from the Majority Stockholder Trust (which are provided in the Majority Stockholder Trust’s discretion).  Neither the Majority Stockholder Trust nor any other party has any commitment or obligation to provide funding or financing to the Company (or to extend the maturity dates on existing indebtedness).  In addition, if the Majority Stockholder Trust, in its discretion, were to provide or facilitate any such funding or financing or to extend maturity dates on existing indebtedness, there can be no assurance that the Majority Stockholder Trust would continue to do so (or extend maturity dates on existing indebtedness) in the future, or regarding the amount, terms, restrictions or conditions of any such funding or financing.

The Majority Stockholder Trust is the sole owner of the outstanding shares of the Company’s Series B Preferred Stock.  Dividends on the Series B Preferred Stock are cumulative and accrue at a rate of 10% per annum on the preferred stock’s stated liquidation value of $1,000 per share and must be paid before any dividends may be paid on any other class or series of common or preferred stock; in addition, no other class or series of common or preferred stock may be redeemed or repurchased nor may the Series B Preferred Stock be altered or modified without the approval of the holder(s) of the Series B Preferred Stock.  As of September 30, 2013, dividends of $3,050,250 were accumulated and unpaid on the Company’s Series B Preferred Stock.  The accumulated amount plus any additional amounts accrued will be charged to retained earnings, if any, or additional paid-in capital, if and/or when declared by the Company’s Board of Directors.

As noted above, other than leasing the Real Property on a month-to-month basis, the Company has no operating revenues and, even though the Company has decided to focus on, consider and (as applicable and as the Board deems appropriate) pursue potential Opportunities, that strategy is not expected to generate any such revenues in the near future.

Financial Condition at September 30, 2013 Compared to December 31, 2012

The Company’s total assets decreased from approximately $1,868,165 at the end of 2012 to approximately $1,536,418 at September 30, 2013, primarily reflecting the decrease of cash and cash equivalents used for payments of operating expenses, offset by an increase in prepaid expenses.

The Company’s total liabilities increased from approximately $3,423,903 at the end of 2012 to approximately $3,488,437 at September 30, 2013, primarily due to an increase in long-term accrued interest payable to a related party of approximately $94,000, offset by a decrease of approximately $30,000 in accrued professional fees, accounts payable and accrued expenses.

The Company’s working capital decreased from approximately $1,383,000 at the end of 2012 to approximately $1,080,000 at September 30, 2013, primarily reflecting the decrease of approximately $353,000 of cash and cash equivalents used for payments of operating expenses, offset by an increase of approximately $21,000 in prepaid expenses and a decrease of approximately $28,000 in accrued professional fees.

Comparison of Results of Operations for the Three Months Ended September 30, 2013 to the Three Months Ended September 30, 2012

The Company’s net loss before income taxes increased from approximately $83,000 for the three months ended September 30, 2012 to approximately $103,000 for the three months ended September 30, 2013.  The variance primarily reflects an increase in (i) salaries and benefits of approximately $7,000, (ii) professional fees of approximately $3,000, and (iii) interest expense of approximately $12,000, offset by an increase of $2,000 in rental income.

Comparison of Results of Operations for the Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012

The Company’s net loss before income taxes increased from approximately $369,000 for the nine months ended September 30, 2012 to approximately $396,000 for the nine months ended September 30, 2013.  The variance primarily reflects (1) an increase in (x) general and administrative expenses of approximately $38,000 and (y) interest expense of approximately $40,000, offset by (2) (a) a decrease in (i) professional fees of approximately $47,000, and (ii) salaries and benefits of approximately $2,000 and (b) an increase in rental income of $2,000.

Off-Balance Sheet Arrangements

As of September 30, 2013, the Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on the current or future financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).   As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of the Company’s Acting Principal Executive Officer and Acting Principal Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as September 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the Acting Principal Executive Officer and Acting Principal Financial Officer, along with the management of the Company, have determined that as of September 30, 2013, the disclosure controls and procedures are effective.

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

As of September 30, 2013, except as described below, the Company was not involved in any material claims, lawsuits or legal proceedings.  One or more subsidiaries of the Company (including Sealcraft Operators, Inc., which was acquired by virtue of a merger with a predecessor entity of the Company) are involved in legal proceedings originally brought by seven separate plaintiffs in the early 1990s alleging damages arising out of asbestos-related material aboard certain maritime vessels allegedly owned or operated by such subsidiaries.  As previously reported, in the interests of efficiency and avoiding potentially extensive and expensive litigation proceedings, the Company has been and is pursuing settlements with respect to all such known proceedings.  Of the seven legal proceedings, two were dismissed in early 2013, four were settled and dismissed with prejudice in September 2013 and one remains outstanding (with respect to which a settlement is being pursued and is anticipated).  In 2013, the Company accrued approximately $25,000 in the aggregate to fund settlement amounts and related fees and expenses in connection with these legal proceedings.  As of September 30, 2013 (and for the nine months then ended), the Company has expended $32,000 in settlement payments and approximately $19,700 in legal fees and expenses related to these legal proceedings and settlements.  In view of the inherent uncertainty of predicting the outcome of matters such as these until fully resolved, the Company’s management is unable to predict what the eventual outcome and related costs and expenses of the remaining legal proceeding will be.  However, based on current information and after consultation with the Company’s special litigation counsel, the Company’s management believes that any remaining payments and legal fees and costs associated with this proceeding will be in line with our [previously reported estimate (and budgeted amount) of $5,000.

Item 1A.	Risk Factors

As a “smaller reporting company,” as defined by the Securities and Exchange Commission regulations promulgated under the Exchange Act, the Company is not required to provide the information required by this item.  Notwithstanding this, this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, and the Company’s business, operations and future are subject to certain risks and uncertainties.  Please see the section entitled “Forward-Looking Statements” on pages 12-13 for important information to consider when evaluating such statements (and related notes) included in, and when considering risks and uncertainties, in connection with this Quarterly Report on Form 10‑Q and the future of the Company, its business and value.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of equity securities during the fiscal quarter ending September 30, 2013.

Item 3.	Defaults Upon Senior Securities

As of November 1, 2013, (i) the Company did not experience any defaults with respect to any outstanding indebtedness of the Company, and (ii) dividends of $3,050,250 were accumulated and unpaid on the Series B Preferred Stock.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

The Company discovered an error in the December 31, 2012 net operating loss carryforward for federal income tax purposes reported in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2012.  It was reported in that report the Company had available net operating loss carryforwards for federal income tax purposes of approximately $11,180,355.  The correct amount is approximately $12,171,974.

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

* Filed herewit

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LE@P TECHNOLOGY, INC.

Dated: November 1, 2013	By:	/s/ Timothy C. Lincoln
Timothy C. Lincoln
Acting Principal Executive Officer

Dated: November 1, 2013	By:	/s/ Mary E. Thomas
Mary E. Thomas
Acting Principal Financial Officer

Exhibit Index

Exhibit	Description

31.1	Certification of Acting Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Acting Principal Executive Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Acting Principal Financial Officer relating to Periodic Financial Report pursuant to 18 U.S.C. Section 1350.