Form 10-K
period 2013-12-31
LEAP TECHNOLOGY INC / DE
filed 2014-03-03
CIK 110027

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

The number of shares of Class A Common Stock of the issuer outstanding as of March 3, 2014 was 65,195,909.

The number of shares of Class B Common Stock of the issuer outstanding as of March 3, 2014 was 25,000.

The number of shares of Series B Preferred Stock of the issuer outstanding as of March 3, 2014 was 2,170.

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

Le@P Technology, Inc.

FORM 10-K INDEX

Index
FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, other than purely historical information, including estimates, projections, forecasts, statements relating to the plans, objectives and expected or anticipated business, operations, pursuits, liquidity, capital resources, financial condition or operating results of Le@P Technology, Inc. and its subsidiaries (collectively, the “Company”), and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believe”, “project”, “expect”, “anticipate”, “seek”, “estimate”, “budget”, “intend”, “strategy”, “plan”, “objective”, “goal”, “propose”, “pursuit”, “may”, “should”, “will”, “would”, “can”, “could”, “will continue,” “will likely result,” and similar words, statements and expressions.  Forward-looking statements are based on current beliefs, expectations and assumptions that are subject to risks and uncertainties that can be difficult to predict or ascertain which may cause the actual results to differ materially from these forward-looking statements.  In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of the Company, the inclusion of such information should not be regarded as a statement by the Company or any other person that these forward-looking statements (or the Company’s goals, objectives, plans, pursuits, intentions or other forward-looking information derived therefrom) will be achieved.  The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Index
PART I

ITEM 1.	BUSINESS

Brief History

The Company was organized in March 1997 under the laws of the State of Delaware under the name “Seal Holdings Corporation”.   In June 1997, the Company was party to a merger pursuant to which a Nevada corporation with securities registered under Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) was merged into the Company.  Except as otherwise expressly noted herein, when used in this report, the terms “Le@P” and the “Company” refer to Le@P Technology, Inc., its predecessor identified above (as relevant) and their respective subsidiaries.

Recent Activities; Status of the Company

The Company currently has no business operations, and has no revenues or revenue-producing activities (with the limited exception that, as noted below in this Item 1, the Company currently leases the Real Property (as defined below) on a month-to-month basis).  As further discussed below, the Company has ongoing expenses as well as substantial indebtedness and liabilities.

As previously reported in the Company’s Current Report on Form 8-K dated December 27, 2012 (the “December 2012 8-K”), in December 2012 the Company received a $1,200,000 loan (the “December 2012 Loan”), on the terms disclosed (including a 3.75% interest rate and maturity date for principal and all accrued interest of March 31, 2015), from the M. Lee Pearce Living Trust (the “Majority Stockholder Trust”), of which the Company’s indirect and beneficial majority stockholder, M. Lee Pearce, M.D. (“Dr. Pearce”), is the 100% beneficial owner (Dr. Pearce, together with entities owned or controlled by him that own capital stock of the Company, are collectively referred to as the “Majority Stockholder”).  The Majority Stockholder’s beneficial ownership of the Company’s issued and outstanding capital stock is reported under Item 12 (in the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”) below.  The Company has received no additional loans, advances or funding, from the Majority Stockholder Trust or any other party, since December 2012.  Based on the Company’s year-to-date and anticipated operating expenses and management’s internally prepared cash budget for the 15-month period ended March 31, 2015 (the “15-month Cash Budget”), management believes that the Company’s current cash and cash equivalents will be sufficient to fund the Company’s working capital requirements at least through March 31, 2015.

As previously reported, during 2014, the Company’s Board of Directors (the “Board” or “Board of Directors”) plans to continue to focus on, consider and (as applicable and as it deems appropriate) pursue potential investment, joint venture and acquisition opportunities (particularly those in the health care technology, products and services and life sciences arenas) (“Opportunities”) that may come to the attention of Board members or management.  This may include Opportunities introduced by Dr. Pearce or his network of contacts.  The Board held a number of planning discussions regarding the Company’s pursuit of Opportunities during 2013 and in February 2014 with both management and, through a Board representative, with Dr. Pearce, and this process remains the subject of Board discussion and review.  As of December 31, 2013, the Company was not pursuing any specific Opportunities.   The Company’s 15-month Cash Budget includes an allocation of approximately $175,000 for limited funding of the investigation and initial pursuit of possible Opportunities (including due diligence, investigation and initial/preliminary legal expenses, but not purchase price or legal or accounting expenses associated with preparing, negotiating, reaching a definitive agreement regarding or consummating any such transaction), of which approximately $13,000 was expended through December 31, 2013; the remaining $162,000 is included in the Company’s 15-month Cash Budget for limited funding of the investigation and initial pursuit of possible Opportunities.  The ability of the Company to reach (preliminary or definitive) agreement on and/or ultimately consummate any such Opportunities is dependent upon, among other things, the Company’s ability to obtain additional funding and financing for, and to source, negotiate and execute on, such Opportunities (and to fund and provide for post-transaction personnel, support, working capital and other needs as applicable).

Index
The only material asset of the Company (other than cash and cash equivalents and prepaid expenses) is certain real property located in Broward County, Florida (the “Real Property”), which is owned by Le@P Technology, Inc.’s wholly-owned subsidiary, Parkson Property LLC (“Parkson”).  The Real Property is zoned light industrial, consists of approximately one and one-third acres and is currently undeveloped.  As previously reported on the Company’s Quarterly Report on Form 10-Q dated November 1, 2013, the Company has leased, on a month-to-month basis at a lease rate of $1,000 per month, a portion of the Real Property to a third party tenant under a lease agreement dated August 12, 2013.  The Real Property is encumbered by a note (as discussed and defined further in Item 2 below, the “December 2012 Parkson Replacement Note”) and related mortgage in the aggregate principal amount as of December 31, 2013 of $821,184; the December 2012 Parkson Replacement Note bears interest at the rate of 3.75% per annum and matures (both principal and all accrued interest) on March 31, 2015.  The indebtedness evidenced by the December 2012 Parkson Replacement Note substantially exceeds the value of the Real Property, and the operating, financing and insurance costs associated with the Real Property exceed the amount the Company receives under the month-to-month lease.  The Company’s 15-month Cash Budget includes an allocation of $25,000 for the limited funding of initial commercial development plans, including anticipated architectural fees and permitting/development expenses, but not including actual construction costs, regarding the Real Property, none of which was expended through December 31, 2013.

The Company’s total indebtedness (short- and long-term) outstanding as of December 31, 2013 was $3,337,652 (excluding accrued interest in the amount of $126,534).  The Company’s indebtedness substantially exceeds the book value of its assets.  As noted above, in December 2012, (i) the Company received the $1,200,000 December 2012 Loan from Majority Stockholder Trust, and (ii) through the December 2012 Parkson Replacement Note, the lender thereunder (an entity wholly-owned by Dr. Pearce), among other things, extended the maturity date (principal and all accrued interest) under that note from June 30, 2013 to March 31, 2015.  In addition, as previously reported in the Company’s December 2012 8-K, in December 2012, the Majority Stockholder Trust, among other things, agreed to extend the maturity date (principal and all accrued interest) on its other outstanding “working capital” loans to the Company (totaling $1,316,467 in principal amount as of December 31, 2013), such that the principal and all accrued interest (at the rate of 3.75% per annum) are due in one lump sum on March 31, 2015.  As noted above, the Company’s management believes, based on the Company’s recent and expected operating expenses and the 15-month Cash Budget, that the Company’s cash resources will be sufficient to fund the Company’s working capital requirements at least through March 31, 2015.

During its recent history, the Company has relied entirely upon the Majority Stockholder Trust (and other affiliates of Dr. Pearce) to fund working capital and expenses (and to extend maturities on indebtedness owing to the Majority Stockholder Trust and affiliates), acting in its (and their) discretion.  The Company has received no loans, advances or funding, from the Majority Stockholder Trust or any other party, since December 2012.  Neither the Majority Stockholder Trust nor any other party has any commitment or obligation to provide additional funding or financing to the Company (or to extend the maturity dates on existing indebtedness), including in connection with preparing, negotiating, reaching a definitive agreement with respect to or consummating any Opportunities or completing the commercial development of the Real Property.  There can be no assurance that the Majority Stockholder Trust (or any other affiliate of the Majority Stockholder or any other party) will provide funding or financing to the Company, or that the Majority Stockholder Trust (or any other affiliate of the Majority Stockholder) will agree to extend the maturity dates on any existing indebtedness.  In addition, if the Majority Stockholder Trust (or any affiliate of the Majority Stockholder), in its discretion, were to provide or facilitate any such additional funding or financing, there can be no assurance that the Majority Stockholder Trust would continue to do so (or extend maturity dates on existing indebtedness) in the future, or regarding the amount, terms, restrictions or conditions of any such funding or financing.  The Company’s efforts to obtain additional funding or financing may require significant effort, costs and expenditures, and if the Company succeeds in obtaining such financing, the financing terms could be onerous and result in substantial dilution of existing capital stock positions and increased interest expense.

The Majority Stockholder Trust is the sole owner of the outstanding shares of the Company’s Series B Preferred Stock; as of December 31, 2013, dividends of $3,104,500 were accumulated and unpaid on the Company’s Series B Preferred Stock.

Employees

The Company currently has one part-time employee, whose employment is terminable at will.

Index
ITEM 1A.	RISK FACTORS

As a “smaller reporting company,” as defined by Securities and Exchange Commission (“SEC”) regulations promulgated under the Exchange Act, the Company is not required to provide the information required by this item.  Notwithstanding this, various risks incident to the Company, an investment in or ownership of the Company’s capital stock and its current plans and status (including regarding its capital, capital resources, outstanding indebtedness, liquidity, financial condition, results of operations and prospects) are discussed and described elsewhere in this Annual Report on Form 10-K.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As a “smaller reporting company,” as defined by SEC regulations promulgated under the Exchange Act, the Company is not required to provide the information required by this item.

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

The Company subleases a portion of its office space on a month-to-month basis to an entity which is beneficially owned and controlled by the Majority Stockholder Trust for the monthly amount of $4,246.  The total rents received in 2013 and 2012 were $49,249 and $48,030, respectively.

Ownership of Real Property; Related Indebtedness

As noted above, Le@P Technology, Inc.’s wholly-owned subsidiary, Parkson, owns the Real Property.  Parkson purchased the Real Property on September 28, 2001 from Bay Colony Associates, Ltd. (“Bay Colony”), an entity wholly-owned by Dr. Pearce, in exchange for a two-month note in the amount of $37,500, and a five-year note (the “Long Term Note”) and related mortgage in the amount of $712,500.  The purchase price was based on an independent third-party appraisal.  As previously reported on the Company’s December 2012 8-K, the Long Term Note was replaced a number of times and is currently evidenced by the December 2012 Parkson Replacement Note (as defined above) in the principal amount of $821,184.  The December 2012 Parkson Replacement Note bears interest at the rate of 3.75% per annum, with both principal and all accrued interest due in one lump sum on March 31, 2015.  The indebtedness evidenced by the December 2012 Parkson Replacement Note substantially exceeds the value of the Real Property.

As noted above, on August 12, 2013, the Company leased a portion of the Real Property to a third party tenant for $1,000 per month.  The operating, financing and insurance costs associated with the Real Property exceed the amount the Company receives under the month-to-month lease.

As noted above, the Company’s 15-month Cash Budget includes an allocation of $25,000 for the limited funding of initial commercial development plans (including anticipated architectural fees and permitting/development expenses, but not including actual construction costs) regarding the Real Property, none of which was expended through December 31, 2013.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2013, except as described below, the Company was not involved in any material claims, lawsuits or legal proceedings.  One or more subsidiaries of the Company (including Sealcraft Operators, Inc., which was acquired by virtue of a merger with a predecessor entity of the Company) are involved in legal proceedings originally brought by seven separate plaintiffs in the early 1990s alleging damages arising out of asbestos-related material aboard certain maritime vessels allegedly owned or operated by such subsidiaries.  As previously reported, in the interests of efficiency and avoiding potentially extensive and expensive litigation proceedings, the Company has been and is pursuing settlements with respect to all such known proceedings.  Of the seven legal proceedings, two were dismissed in early 2013, four were settled and dismissed with prejudice in September 2013 and one remains outstanding (with respect to which a settlement is being pursued and is anticipated).  As of December 31, 2013 (and for the twelve months then ended), the Company expended $32,000 in settlement payments and approximately $19,700 in legal fees and expenses related to these legal proceedings and settlements.   In view of the inherent uncertainty of predicting the outcome of matters such as these until fully and finally resolved, the Company’s management is unable to predict what the eventual outcome and related costs and expenses of the remaining legal proceeding will be.  However, based on current information and after consultation with the Company’s special litigation counsel, the Company’s management believes that any remaining payments and legal fees and costs associated with this proceeding will be in line with its previously reported estimate (and budgeted amount) of $5,000.

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

There is no public market for shares of the Company’s Class B Common Stock or its Series B Preferred Stock, all of which shares are owned by the Majority Stockholder (as disclosed more specifically in the table included under Item 12 – “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” – below).

Holders

Based on information provided by the Company’s registrar and transfer agent, the Company had 600 holders of record of its Class A Common Stock as of March 3, 2014.

Based on information provided by the Company’s registrar and transfer agent, the Company had one record holder of its Class B Common Stock of one record holder of its Series B Preferred Stock, in each case, as of March 3, 2014.

Dividends

The Company did not pay any dividends on its Common Stock (Class A or Class B) in fiscal 2013 or fiscal 2012, and has no present plans or intention to pay dividends in the future.  The payment of cash dividends on the Company’s Common Stock is a matter within the discretion of the Board, and will depend upon the Company’s business (and ability to engage in a trade or business), earnings, cash on hand, financial and legal requirements and restrictions and other relevant factors.  With respect to the Company’s Series B Preferred Stock, dividends accrue at a rate of 10% per annum on the stock’s stated liquidation value of $1,000 per share, and all current and accumulated dividends on such preferred stock must be paid before any dividends may be paid on any other class or series of common or preferred stock.  As of December 31, 2013, dividends of $3,104,500 were accumulated and unpaid on the Company’s Series B Preferred Stock.

Index
Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth summary information regarding options granted and outstanding under equity compensation plans previously approved and not previously approved by the Company’s stockholders.  As of December 31, 2013, there were no outstanding or exercisable options, warrants, or rights to purchase shares of the Company’s Class A Common Stock.

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

Unregistered Sales and Repurchases by the Company

During the year ended December 31, 2013, there were no equity securities issued or sold by the Company that were not registered under the Securities Act of 1933, as amended.  During the fourth quarter of 2013 (and the calendar year ended December 31, 2013), there were no repurchases by the Company of its securities.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined by SEC regulations promulgated under the Exchange Act, the Company is not required to provide the information required by this Item.

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

Business; Company Status

Reference is made to the disclosures and descriptions under Item 1 (“Brief History” and “Recent Activities; Status of the Company”) above.  The Company currently has no business operations, has no revenues or revenue-producing activities (with the limited exception, as noted above under Item 1, of a relatively small amount of rental income received under a month-to-month rental arrangement) and has ongoing expenses as well as substantial indebtedness and liabilities.

Index
Competition

The Company currently has no business operations.  As discussed above under Item 1 (“Recent Activities; Status of the Company”), during 2014, the Board plans to continue to focus on, consider and (as applicable and as it deems appropriate) pursue potential investment, joint venture and acquisition Opportunities (particularly those in the health care technology, products and services and life sciences arenas) that may come to the attention of Board members or management.  The ability of the Company to reach (preliminary or definitive) agreement on and/or ultimately consummate any such Opportunities is dependent upon, among other things, its ability to obtain additional funding and financing for, and to source, negotiate and execute on, such Opportunities (and to fund and provide for post-transaction personnel, support, working capital and other needs as applicable).

In addition, in considering, approaching and pursuing Opportunities, the Company faces a highly competitive, rapidly evolving and difficult environment.  Potential competitors for these opportunities include a wide variety of venture capital, private equity, investment and other funds, as well as individual, private and public investors, joint venture partners and acquirers, and other organizations (including strategically positioned operating companies pursuing the same or similar Opportunities), most of which enjoy capital, access to capital and significantly greater financial, management, operational and technical resources than the Company.

Liquidity and Cash Requirements

The Company’s cash and cash equivalents as of December 31, 2013 aggregated $1,031,311 which management believes, based on the Company’s recent and expected operating expenses and internally prepared 15-month Cash Budget, will be sufficient to fund the Company’s working capital requirements at least through March 31, 2015.  As previously reported in the Company’s December 2012 8-K and as discussed above under Item 1 (“Recent Activities; Status of the Company”), in December of 2012, (i) the Majority Stockholder Trust provided the Company with a $1,200,000 loan, and (ii) the maturity dates (principal and all accrued interest) on all of the Company’s existing outstanding indebtedness were extended to March 31, 2015.  In the event (a) the Company does not generate revenue or income sufficient to fund its operations, activities and expenses, or (b) third-party funding or financing does not become available to the Company on terms acceptable to the Company prior to the Company exhausting its existing cash and cash equivalents, the Company will not be able to fund its working capital or operations and will depend entirely upon the continued funding, loans and working capital advances from the Majority Stockholder Trust (which are provided in the Majority Stockholder Trust’s discretion).  The Company has received no additional loans, advances or funding, from the Majority Stockholder Trust or any other party, since December 2012.  Neither the Majority Stockholder Trust nor any other party has any commitment or obligation to provide funding or financing to the Company (or to extend the maturity dates on existing indebtedness), and the Company currently has no prospect of obtaining further funding or financing.  There can be no assurance that the Majority Stockholder Trust (or any other affiliate of the Majority Stockholder or any other party) will provide funding or financing to the Company, or that the Majority Stockholder Trust (or any other affiliate of the Majority Stockholder) will agree to extend the maturity dates on any existing indebtedness.  In addition, if the Majority Stockholder Trust (or any affiliate of the Majority Stockholder), in its discretion, were to provide or facilitate any such funding or financing or to extend maturity dates on existing indebtedness, there can be no assurance that the Majority Stockholder Trust would continue to do so (or further extend maturity dates on existing indebtedness) in the future, or regarding the amount, terms, restrictions or conditions of any such funding or financing.

The Majority Stockholder Trust is the sole owner of the outstanding shares of the Company’s Series B Preferred Stock.  Dividends on the Series B Preferred Stock are cumulative and accrue at a rate of 10% per annum on the preferred stock’s stated liquidation value of $1,000 per share and must be paid before any dividends may be paid on any other class or series of common or preferred stock; in addition, no other class or series of common or preferred stock may be redeemed or repurchased nor may the Series B Preferred Stock be altered or modified without the approval of the holder(s) of the Series B Preferred Stock.  As of December 31, 2013, dividends of $3,104,500 were accumulated and unpaid on the Company’s Series B Preferred Stock.  The accumulated amount, in addition to any additional amounts accrued, will be charged to retained earnings, if any, or additional paid-in capital, if and/or when declared by the Company’s Board of Directors.

As noted above under Item 1 (“Recent Activities; Status of the Company”), other than a relatively small amount of lease income deriving from the lease of the Real Property on a month-to-month basis, the Company has no operating revenues and, even though the Company has decided to continue to focus on, consider and (as applicable and as the Board deems appropriate) pursue potential Opportunities, there can be no assurance that this strategy will be successful or that it will generate any operating revenues in the future.

Index
Changes in Financial Condition and Results of Operations

The discussion below describes the Company’s material changes in financial condition as of December 31, 2013 compared with December 31, 2012, and its material changes in results of operations when comparing the year ended December 31, 2013 to the year ended December 31, 2012.   All amounts in the discussion below are approximate.

Financial Condition at December 31, 2013 Compared to December 31, 2012

The Company’s total assets decreased to approximately $1,452,000 as of December 31, 2013 compared to $1,868,000 as of December 31, 2012.  The decrease is primarily due to a decrease in cash of approximately $423,000 as a result of payment of operating expenses for the year of 2013.

The Company’s total liabilities increased to approximately $3,521,000 as of December 31, 2013 compared to $3,424,000 as of December 31, 2012.  This increase in liabilities primarily reflects an increase of $125,000 in accrued interest payable on outstanding indebtedness, offset by a decrease of $18,000 in accrued professional fees and a decrease of $10,000 in accounts payable.

 Results of Operations for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

The Company’s operating expenses for 2013 were approximately $388,000 compared to $402,000 for 2012, a decrease of approximately $14,000 or approximately 3.5%. The decrease in operating expenses primarily reflects the decrease in professional fees of approximately $27,000 and a decrease in salaries and benefits of approximately, $10,000 offset by an increase in other expenses of approximately $23,000.

The Company’s net loss for fiscal 2013 was $513,000 compared to a net loss of $475,000 for fiscal 2012.  The Company’s 2013 net loss (as compared to 2012) primarily reflects an increase in interest expense as well as the variances in professional fee expenses, salaries and benefits and other expenses discussed in the preceding paragraph.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingencies.  Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates.  The following policies are those that we consider to be the most critical.  See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements for further description of these and all other accounting policies.

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

Index
Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

Off-Balance Sheet Arrangements

As of December 31, 2013, the Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on the current or future financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources of the Company.

Note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties.  Please see the section entitled “Forward-Looking Statements” on page 5 for important information to consider when evaluating such statements, as well as related notes included under Item 8 (and Exhibit F) hereof.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by SEC regulations promulgated under the Exchange Act, the Company is not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The accompanying Consolidated Financial Statements of the Company and report of independent registered public accounting firm required by this Item 8 are filed herewith as Exhibit F and are incorporated herein by this reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)	The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of the Company’s Acting Principal Executive Officer and Acting Principal Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2013. Based on that review and evaluation, the Acting Principal Executive Officer and Acting Principal Financial Officer, along with the management of the Company, have determined that as of December 31, 2013, the disclosure controls and procedures are effective.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its assessment and those criteria, management has concluded that its internal control over financial reporting was effective as of December 31, 2013.  This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to SEC rules that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Index
Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

The following table sets forth the names, ages and positions held with respect to each executive officer and each member of the Board of Directors of the Company as of March 3, 2014.

Name	Age	Position	Since
Timothy C. Lincoln	55	Acting Principal Executive Officer, Class B Director Chairman of the Board; President	May 2009 July 2000 April 2012
Mary E. Thomas	55	Acting Principal Financial Officer Class A Director	October 2000 (1) June 2003
		Chief Accounting Officer; Vice President; Treasurer and Secretary	April 2012
Jerome Fields, M.D.	85	Class A Director	May 2006
Chris Minev	33	Class A Director	April 2012
Jose B. Valle	66	Class A Director	April 2012

(1)  Prior to her election to the Board in June 2003, Ms. Thomas was not considered an executive officer of the Company.

Index
Timothy C. Lincoln has served as a Class B Director of the Company since July 2000 and is also currently the Company’s (i) Acting Principal Executive Officer, a position he has held since May 2009, and (ii) Chairman of the Board and President, positions he has held since April 9, 2012 (when the Board appointed him to those specific additional offices and positions).  He also held the position of Acting Principal Executive Officer of the Company from September 2002 until October 2006.   He has also maintained a private law practice since October 1998.  From August 1995 to December 2008, Mr. Lincoln served in various legal and management roles for Marquette Realty, Inc.  Marquette Realty, Inc. managed a number of entities of which Dr.  Pearce, the Company’s former chairman of the Board of Directors and its (indirect, beneficial) majority stockholder, is the beneficial owner.  In addition, Mr. Lincoln is the President and Treasurer of Lauderdale Holdings, Inc. (the entity which holds the Class B Common Stock of the Company and of which Dr. Pearce is the sole shareholder) and is the president and Secretary of Broward Trading Corporation (the entity which is the owner of 700,000 shares of Class A Common Stock of the Company and of which Dr. Pearce is the sole shareholder).  Mr. Lincoln also serves as a director of a number of entities which are directly or indirectly beneficially owned or controlled by Dr. Pearce.  From 1993 to 1996, Mr. Lincoln served as a mortgage loan officer for the Bank of North America, which was formerly controlled by Dr. Pearce.  Mr. Lincoln received a Master of Business Administration Degree in Marketing from the University of New Mexico, and received a J.D. degree and an L.L.M. degree (in estate planning) from the University of Miami School of Law.  Mr. Lincoln is a member of the Florida Bar.

Mary E. Thomas has served as a Class A Director of the Company since June 2003, and is also currently the Company’s: (i) Acting Principal Financial Officer, a position she has held since October 2000, and (ii) Chief Accounting Officer, Vice President, Treasurer, and Secretary, positions she has held since April 9, 2012 (when the Board appointed her to those specific additional offices and positions).  Ms. Thomas has over twenty-five years of experience in the healthcare and management financial accounting industry.  Ms. Thomas also serves as an officer of a number of entities which are directly or indirectly beneficially owned or controlled by Dr. Pearce.  From September 1999 to October 2000, Ms. Thomas served as an assistant to the Chief Executive Officer of the Company and was a member of the accounting department.  From 1985 to 1999, Ms. Thomas served in various financial and managerial positions for General Health Corp. I (“General Health Corp.”) of which Dr. Pearce was the President and indirect beneficial owner.  Ms. Thomas received a Bachelor of Science Degree in Accounting from Nova Southeastern University.

Jerome Fields, M.D. has served as a Class A Director of the Company since May 2006.  Dr. Fields has over forty-five years of experience in the health care industry.  Dr. Fields practiced family medicine from 1958 to 2002, and previously served as Chief of Staff and Chief of the Division of Family Practice at Hialeah Hospital in Hialeah, Florida.  From 1992 to 2002, Dr. Fields served as an instructor of medicine at Palmetto Hospital for Nova Southeastern Medical School.  Dr. Fields also served as an independent director of South Florida Savings and Loan Bank for five years.  Prior to his retirement, Dr. Fields was an active and certified member of the American Board of Family Practice, the Florida Medical Association, the American Medical Association, the Dade County Medical Association and the American Academy of Family Practice.  Dr. Fields received a bachelor degree in Biology from Villanova University and a doctorate in medicine from Hahnemann Medical College, and served as an officer and physician in active duty with the U.S. Navy from 1956 to 1958.

Chris Minev has served as a Class A Director of the Company since April 2012.  Mr. Minev works as President of the Mariinsky Foundation of America (formerly the White Nights Foundation of America), a position which he has held since 2011, and for the United States Coast Guard as Director of Music, Capodanno Memorial Chapel at Fort Wadsworth, Sector New York.  From 2009 to 2011, Mr. Minev worked as the Assistant Artist Manager with Columbia Artists Management in New York, New York.   Mr. Minev graduated from Harvard Business School with a Masters Degree in Business Administration in June 2009.  Dr. Pearce is a donor to the Mariinsky Foundation of America, and has a long-standing relationship with Mr. Minev related to the Mariinsky Foundation of America and other philanthropic and performing arts endeavors.  Dr. Pearce introduced Mr. Minev to the Board for consideration as a Director candidate during the first quarter of 2012.

Jose B. Valle has served as a Class A Director of the Company since April 2012, and serves as Chair (and sole member) of the Audit Committee.  Mr. Valle formerly served as a senior executive in the banking industry since 1972.  Since June 2000 and from October 1996 to January 1997, Mr. Valle served as President of the Dade County, Florida operations of BankAtlantic.  From January 1997 to June 2000 he was a Senior Vice President of Bank of America, Florida.  From April 1991 to October 1996, Mr. Valle served first as CFO and later as CEO of Bank of North America in Miami, Florida.  Until its sale in October 1996 to BankAtlantic, Bank of North America was formerly controlled by Dr. Pearce.  From January 2006 until May 2009, Mr. Valle served as the President of Firstbank Florida in Miami, Florida.  Mr. Valle currently works as a consultant for Trizel Asset Services, LLC and has held such position since July 2009.  Mr. Valle serves as Treasurer of the Dr. M. Lee Pearce Foundation (a charitable foundation founded by Dr. Pearce, but receives no compensation for serving in such position.   Mr. Valle received a Bachelors Degree in Accounting from the University of Florida and is a Certified Public Accountant.   Mr. Valle served as a member of the Board of Directors of the Company from July 2000 to June 2003, during which time he served on the Board’s Audit Committee.  Dr. Pearce, who has a long-standing relationship with Mr. Valle related to Bank of North America, the Dr. M. Lee Pearce Foundation and other philanthropic endeavors, introduced Mr. Valle to the Board for consideration as a Director candidate during the first quarter of 2012.

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

Audit Committee

The Company’s Board of Directors has a separately designated, standing audit committee (the “Audit Committee”).  The Company’s Audit Committee has one member, Jose B. Valle, who also serves as the committee’s Chair.  During the 2013 fiscal year, the Audit Committee met with the Company’s management and independent auditors.  The Audit Committee reviews the scope of the Company’s auditor’s engagement, including the remuneration to be paid, and reviews the independence of the Company’s auditors.  The Audit Committee, with the assistance of the Company’s Acting Principal Financial Officer, reviews the Company’s annual consolidated financial statements and the independent auditor’s report, including any significant reporting and operational issues; corporate policies and procedures as they relate to accounting and financial reporting and financial controls; any legal proceedings to which the Company is a party; and use by the Company’s executive officers of expense accounts and other non-monetary perquisites, if any.   The Audit Committee may direct the Company’s legal counsel, independent auditors and internal staff to inquire into and report to it on any matter having to do with the Company’s accounting or financial procedures, controls or reporting.

The Board of Directors adopted a written charter for the Audit Committee in 2012, which remains in effect.  The Board of Directors has determined that Mr. Valle is considered an “audit committee financial expert” within the meaning of that term as defined in Item 407(d)(5)(ii) of Regulation S-K, as promulgated pursuant to Section 407 of the Sarbanes-Oxley Act of 2002, as amended.

Section 16(a) Beneficial Ownership Reporting Compliance

To the Company’s knowledge, based solely on its review of copies of filed reports (if any) furnished to the Company or written representations that no other reports were required, the Company believes that during the year ended December 31, 2013, its officers, directors and greater than ten percent (10%) beneficial owners complied with all Exchange Act Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

The Summary Compensation Table below sets forth compensation paid by the Company to Timothy C. Lincoln, the Company’s Acting Principal Executive Officer, Chairman of the Board and President (and Class B Director), and Mary E. Thomas, the Company’s Acting Principal Financial Officer, Chief Accounting Officer, Vice President, Treasurer and Secretary (and Class A Director), for the fiscal years ended December 31, 2013 and 2012 (as applicable).  Mr. Lincoln and Ms. Thomas are collectively referred to as the “Named Executive Officers.”

Index
SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option awards ($) (1)	Total
Timothy C. Lincoln	2013	-0-	-0-	-0-	-0-
Acting Principal Executive Officer, Chairman of the Board, President
	2012	-0-	-0-	-0-	-0-

Mary E. Thomas Acting Principal Financial Officer, Chief Accounting Officer; Vice President; Treasurer and Secretary	2013	$8,314	-0-	-0-	$8,314
	2012	$17,999	-0-	-0-	$17,999

(1)	Except for stock options issued pursuant to the Company’s 1996, 1998, 1999 and 2006 Stock Option Plans, the Company has not provided benefits under any other long-term compensation plans, stock appreciation rights, or defined benefit or actuarial plans. No such stock options are outstanding or exercisable. The Company does not have any employment contract, severance/termination of employment agreement or change in control agreement with any Named Executive Officer.

Compensation of Directors

Non-employee Directors are compensated at the rate of $500 for each regular meeting and $250 for each special meeting they attend and are also reimbursed for out-of-pocket expenses associated with attendance (if requested).

Director Compensation
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jerome Fields, M.D.	$3,000	-0-	-0-	-0-	-0-	-0-	$3,000
Timothy C. Lincoln	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chris Minev	$3,000	-0-	-0-	-0-	-0-	-0-	$3,000
Jose B. Valle	$3,000	-0-	-0-	-0-	-0-	-0-	$3,000

Index
Option Grants in 2013

The Company granted no stock options during the year ended December 31, 2013, and as of December 31, 2013 the Company had no stock options outstanding or exercisable.

Fiscal Year End Option Values

There were no stock options exercised by any Named Executive Officer during 2013.  As of December 31, 2013, there were no stock options outstanding or exercisable.

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

The Board of Directors, in the foregoing capacity, has determined to compensate non-employee directors as discussed under the heading “Compensation of Directors” above, and to compensate executive officers (i.e., its one part-time employee who is an officer) as discussed above in the “Summary Compensation Table.”

Compensation Committee Report

As a “smaller reporting company,” as defined by SEC regulations promulgated under the Exchange Act, the Company is not required to review or discuss the Compensation Discussion and Analysis required by §229.402(b).

Board of Directors

Jerome Fields, M.D.
Timothy C. Lincoln (Chairman)
Mary E. Thomas
Chris Minev
Jose B. Valle

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The following table sets forth summary information regarding equity compensation plans previously approved and not previously approved by the Company’s stockholders as of December 31, 2013.

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

Security Ownership of Certain Beneficial Owners and Management

The following table shows, as of March 3, 2014, the Common Stock of the Company owned beneficially by (i) each director of the Company, (ii) each executive officer of the Company, (iii) all directors and executive officers as a group, and (iv) each person known by the Company to be the “beneficial owner” of more than five percent (5%) of the outstanding shares of such Common Stock.  “Beneficial ownership” is a technical term broadly defined by the SEC to mean more than ownership in the usual sense.  For example, you “beneficially” own Common Stock not only if you own it directly, but also if you indirectly (including through any contract, arrangement, understanding or relationship) have or share the power to vote (or direct the voting of) or sell (or direct the sale of) the stock.

Except as disclosed in the footnotes below, each person indicated has sole voting and investment power over his or her shares.  As of March 3, 2014, there were (i) 65,195,909 shares of Class A Common Stock issued and outstanding held by 600 holders of record, and (ii) 25,000 shares of Class B Common Stock issued and outstanding held by one holder of record, and (iii) 2,170 shares of Series B Preferred Stock issued and outstanding held by one holder of record.

Index
Name (1)	Current Title	Shares Beneficially Owned	Percentage of Class Beneficially Owned	Title Of Class
M. Lee Pearce, M.D.		62,597,409(2) 25,000 (3) 2,170 (4)	96.01% 100% 100%	Class A Common Class B Common Series B Preferred
Timothy C. Lincoln	Class B Director; Acting Principal Executive Officer, President, Chairman of the Board	1,053	*	Class A Common
Mary E. Thomas	Class A Director; Acting Principal Financial Officer; Chief Accounting Officer, Vice President, Treasurer & Secretary	-0-	*	Class A Common
Chris Minev	Class A Director	-0-	*	Class A Common
Jose B. Valle	Class A Director	1,200 (5)	*	Class A Common
Jerome Fields, M.D.	Class A Director	100,000	*	Class A Common
All Directors and Executive Officers as a Group (5 Persons)		102,253	*	Class A Common

* Less than 1.0%.

(1)	The address for all persons listed above is c/o Le@P Technology, Inc., 5601 N. Dixie Highway, Suite 411, Fort Lauderdale, Florida 33334.

(2)	The shares of Class A Common Stock beneficially owned by Dr. Pearce include: (i) 59,897,409 shares owned by the Majority Stockholder Trust, (ii) 2,000,000 shares owned by PearTan, LLC, of which Dr. Pearce is the sole member, and (iii) 700,000 shares owned by Broward Trading Corporation, of which Dr. Pearce is the sole stockholder.

(3)	These shares of Class B Common Stock are owned by Lauderdale Holdings, Inc. (“LHI”), a Florida corporation, of which Dr. Pearce is the sole shareholder.

(4)	These shares of Series B Preferred Stock do not have voting rights, and thus will not be eligible to vote at any meeting of stockholders (including the 2014 annual meeting of stockholders), and are held by the Majority Stockholder Trust.

(5)
These shares are held as follows: (i) 1,000 shares are owned by Jose Benito Valle & Blanca M. Valle, as joint tenants, and (ii) 200 shares are held by Jose B. Valle as custodian for Jose A. Valle under the Uniform Transfer to Minors Act (custodial account).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

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

Index
Relationships and Transactions with M. Lee Pearce, M.D.

Real Property

As noted above under Item 2 (“Ownership of Real Property; Related Indebtedness”), Parkson owns the Real Property.  Parkson purchased the Real Property on September 28, 2001 from Bay Colony, an entity wholly-owned by Dr. Pearce, in exchange for a two-month note in the amount of $37,500 and the Long Term Note and related mortgage in the amount of $712,500.  The purchase price was based upon an independent third-party appraisal.  As previously reported in the Company’s December 2012 8-K, and as noted above, the Long Term Note was replaced multiple times and is currently evidenced by the December 2012 Parkson Replacement Note.  The December 2012 Parkson Replacement Note bears interest at the rate of 3.75% per annum, with both principal and all accrued interest due in one lump sum on March 31, 2015.  The indebtedness evidenced by the December 2012 Parkson Replacement Note substantially exceeds the value of the Real Property (and, for that matter, the book value of the assets of the Company).

Loans, Funding of Working Capital and Other Relationships

As previously reported on the Company’s December 2012 8-K, and as discussed above, the Majority Stockholder Trust, of which Dr. Pearce is the 100% beneficial owner, provided the Company with the $1,200,000 December 2012 Loan in December of 2012.  The Company has received no additional loans, advances or funding, from the Majority Stockholder Trust (or any other party) since December of 2012.

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

As previously reported in the Company’s December 2012 8-K, and as discussed above, on December 27, 2012, the Majority Stockholder Trust, as holder of and payee under the Working Capital Notes, agreed: (i) to extend the maturity date of the total outstanding indebtedness under the Working Capital Notes from June 30, 2013 to March 31, 2015 (the “Extended Maturity Date”), and (ii) to combine the total outstanding indebtedness evidenced by and under the December 2012 Loan and the Working Capital Notes (including their outstanding principal amounts and accrued interest through December 27, 2012) into a single note, thereby replacing these notes with a Renewal Promissory Note (Working Capital) dated December 27, 2012 in the principal amount of $2,516,467 (the “December 2012 Le@P Combined Renewal Note”).  The principal and all accrued interest – at the agreed rate of 3.75% per annum – under the December 2012 Le@P Combined Renewal Note are due in one lump sum on the Extended Maturity Date of March 31, 2015.  Other than the new (combined) principal amount, which includes the principal amount of the December 2012 Loan, and the extension of the maturity date, in each case as noted above, the terms of the Working Capital Notes were not changed and these notes (and the obligations thereunder) are incorporated in and were replaced and evidenced by the December 2012 Le@P Combined Renewal Note.

During Le@P’s recent history, the Company has relied entirely upon the Majority Stockholder Trust to fund working capital and expenses (and to extend maturities on indebtedness owing to the Majority Stockholder Trust and other affiliates of Dr. Pearce), acting in its discretion.  Notwithstanding this, neither Dr. Pearce, nor the Majority Stockholder Trust nor any other party has any commitment or obligation to provide additional funding or financing (or to extend the maturity dates on existing indebtedness), including in connection with preparing, negotiating, reaching a definitive agreement with respect to or consummating any Opportunities or completing the commercial development of the Real Property.  There can be no assurance that the Majority Stockholder Trust (or any other affiliate of the Majority Stockholder or any other party) will provide funding or financing to the Company, or that the Majority Stockholder Trust (or any other affiliate of the Majority Stockholder) will agree to extend the maturity dates on any existing indebtedness.  Dr. Pearce may in his discretion introduce or refer investment, joint venture and/or acquisition Opportunities to the Company’s Board or management.  In addition, if the Majority Stockholder Trust (or any affiliate of the Majority Stockholder), in its discretion, were to provide or facilitate any such funding or financing, there can be no assurance that the Majority Stockholder Trust would continue to do so (or extend maturity dates on existing indebtedness) in the future, or regarding the amount, terms, restrictions or conditions of any such funding or financing.

Index
The Majority Stockholder Trust is the sole owner of the outstanding shares of the Company’s Series B Preferred Stock; as of December 31, 2013, dividends of $3,104,500 were accumulated and unpaid on the Company’s Series B Preferred Stock.

As noted above under Item 2 (“Leased Property”), the Company subleases a portion of its office space to an entity which is beneficially owned and controlled by the Majority Stockholder Trust.

Ms. Thomas, who serves as the Company’s Acting Principal Financial Officer, Chief Accounting Officer, Vice President, Treasurer and Secretary (and a Class A Director) also serves as an officer for a number of entities which are directly or indirectly beneficially owned or controlled by Dr. Pearce.  During 2013, an entity that is beneficially owned and controlled by Dr. Pearce paid the Company approximately $103,425 in professional fees for services provided by Ms. Thomas to such entity.

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

Mr. Minev, one of the Company’s Class A Directors, works as Executive Director for the Mariinsky Foundation of America (formerly the White Nights Foundation of America).  Dr. Pearce is a donor to the Mariinsky Foundation of America, and has a long-standing relationship with Mr. Minev related to the Mariinsky Foundation of America and other philanthropic and performing arts endeavors.

From April 1991 to October 1996, Mr. Valle, one of the Company’s Class A Directors, served first as CFO and later as CEO of Bank of North America in Miami, Florida.  Until its sale in October 1996, Bank of North America was formerly controlled by Dr. Pearce.

Director Independence

Although the Company’s shares are not listed for trading or quoted on the NASDAQ Stock Market (“NASDAQ”) or any other securities exchange or quotation system, the definition of “independence” pursuant to NASDAQ listing standards is often referred to as a useful benchmark for director independence.  Not all of the members of the Board of Directors are “independent” under the definition of independence pursuant to NASDAQ listing standards.  Mr. Valle, as the sole member and Chair of the Audit Committee, has been found by the Board to be “independent” (or an “independent director”) within the meaning of that term for audit committee members under the NASDAQ Capital Market listing standards addressing such matter.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by Cherry Bekaert LLP (“Cherry”) in connection with the audit of the Company’s consolidated financial statements for the fiscal years ended December 31, 2013 and December 31, 2012 were approximately $32,000 each year.  The aggregate fees billed by Cherry regarding its review of the unaudited financial statements included in the Company’s Forms 10-Q quarterly reports during the fiscal year ended December 31, 2013 were $22,500, and the fees billed by Cherry regarding its review of the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders were $2,000 for the fiscal year ended December 31, 2012.

Index
Audit-Related Fees

The aggregate fees billed for audit-related services rendered by the Berkowitz Pollack Brant CPA firm (“BPB”) to the Company, during the fiscal years ended December 31, 2013 and December 31, 2012, were $1,386 and $5,474, respectively.

Tax-Related Fees

The aggregate fees billed for tax-related services provided by BPB in connection with tax compliance, tax advice and tax planning services for the fiscal years ended December 31, 2013 and December 31, 2012, were $7,540 and $6,722, respectively.  BPB assisted the Company in preparing its income tax returns with respect to the fiscal years ended December 31, 2013 and December 31, 2012.  Cherry provided no tax-related services during the fiscal years ended December 31, 2013 and December 31, 2012.

All Other Fees

The Company paid additional fees to BPB for general business consulting services for the fiscal years ended December 31, 2013 and December 31, 2012, totaling $675 and $42,013, respectively.

Pre-approval of Services by Outside Auditor

The Audit Committee has adopted a policy for pre-approval of audit and permitted non-audit services by the Company’s outside auditor.  The Audit Committee will consider annually and, if appropriate, approve the provision of audit services by its outside auditor and consider and, if appropriate, pre-approve, the provision of certain defined audit and non-audit services.  The Audit Committee will also consider on a case by case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved.  Of the Audit-Related Fees, Tax-Related Fees and All Other Fees described above, the Audit Committee pre-approved the fees billed and paid.

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

Dated: March 3, 2014

Index
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Timothy C. Lincoln	Acting Principal Executive Officer and Director	March 3, 2014
Timothy C. Lincoln

/s/ Jose B. Valle	Director	March 3, 2014
Jose B. Valle

/s/ Chris Minev	Director	March 3, 2014
Chris Minev

/s/ Mary E. Thomas	Acting Principal Financial Officer, Chief Accounting Officer, and Director	March 3, 2014
Mary E. Thomas

/s/ Jerome Fields, M.D.	Director	March 3, 2014
Jerome Fields, M.D.

Index
“Exhibit F”

Index
Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Le@P Technology, Inc.

We have audited the accompanying consolidated balance sheets of Le@P Technology, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of  Le@P Technology, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CHERRY BEKAERT LLP

Coral Gables, Florida
March 3, 2014

Index
*    Le@P Technology, Inc. and Subsidiaries

*    Consolidated Balance Sheets

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$1,031,311	$1,454,712
Prepaid expenses and other current assets	20,689	13,283
Total current assets	1,052,000	1,467,995

Property and equipment, net	400,000	400,000
Other assets	170	170
Total assets	$1,452,170	$1,868,165

See notes to consolidated financial statements.

Index
*    Le@P Technology, Inc. and Subsidiaries

*    Consolidated Balance Sheets

	December 31,
	2013	2012
Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable	$9,187	$18,962
Accrued professional fees	27,084	44,902
Accrued compensation and related liabilities	20,535	21,014
Total current liabilities	56,806	84,878

Long-term notes payable to related party	3,337,652	3,337,652

Long-term accrued interest payable to related party	126,534	1,373

Total liabilities	3,520,992	3,423,903

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, par value $0.001 per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at December 31, 2013 and 2012.	2,170,000	2,170,000
Class A common stock, $0.01 par value 149,975,000 shares authorized and 65,280,759 shares issued at December 31, 2013 and 2012.	652,808	652,808
Class B common stock, $0.01 par value per share. Authorized, issued and outstanding 25,000 shares at December 31, 2013 and 2012.	250	250
Additional paid-in capital	35,981,387	35,981,387
Accumulated deficit	(40,823,807)	(40,310,723)
Treasury stock, at cost, 84,850 shares at December 31, 2013 and 2012	(49,460)	(49,460)

Total stockholders’ deficiency	(2,068,822)	(1,555,738)
Total liabilities and stockholders’ deficiency	$1,452,170	$1,868,165

See notes to consolidated financial statements.

Index
*    Le@P Technology, Inc. and Subsidiaries

*    Consolidated Statements of Operations

	Years ended December 31,
	2013	2012
Revenue	$–	$–

General and administrative expenses:
Salaries and benefits	25,720	35,474
Professional fees	206,224	233,383
Other	155,979	132,679

Total general and administrative expenses	387,923	401,536

Other income (expenses):
Interest expense	(125,161)	(73,580)

Total other income (expenses)	(125,161)	(73,580)

Loss before income taxes	(513,084)	(475,116)

Provision for income taxes	-	-

Net loss	(513,084)	(475,116)

Dividends undeclared on cumulative preferred stock	217,000	217,000

Net loss attributable to common stockholders	$(730,084)	$(692,116)

Basic and diluted net loss per share:
Net loss per common share-Class A	$(0.01)	$(0.01)
Net loss per common share-Class B	$0.00	$0.00
Net loss attributable to common stockholders	$(0.01)	$(0.01)

Basic weighted average shares outstanding	65,305,759	65,305,759
Diluted weighted average shares outstanding	65,305,759	65,305,759

See notes to consolidated financial statements.

Index
Le@P Technology, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficiency

	Preferred Stock		Class A and Class B Common Stock		Additional Paid-in	Accumulated	Treasury	Total
	Shares	Amount	Shares	Par Value	Capital	Deficit	Stock
Balance at December 31, 2011	2,170	$2,170,000	65,305,759	$653,058	$35,981,387	$(39,835,607)	$(49,460)	$(1,080,622)

Net loss	-	-	-	-	-	(475,116)	-	(475,116)

Balance at December 31, 2012	2,170	2,170,000	65,305,759	653,058	35,981,387	(40,310,723)	(49,460)	(1,555,738)

Net loss	-	-	-	-	-	(513,084)	-	(513,084)

Balance at December 31, 2013	2,170	$2,170,000	65,305,759	$653,058	$35,981,387	$(40,823,807)	$(49,460)	$(2,068,822)

See notes to consolidated financial statements

Index
*            Le@P Technology, Inc. and Subsidiaries

*    Consolidated Statements of Cash Flows

	Years ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(513,084)	$(475,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,406)	(7,771)
Accounts payable	(9,775)	12,547
Accrued professional fees	(17,818)	(20,377)
Accrued compensation and related liabilities	(479)	1,666
Accrued interest payable to related party	125,161	73,581
Net cash used in operating activities	(423,401)	(415,470)

Cash flows from financing activities:
Proceeds from related party notes payable	-	1,830,000
Net cash provided by financing activities	-	1,830,000

Net (decrease) increase in cash and cash equivalents	(423,401)	1,414,530
Cash and cash equivalents at beginning of year	1,454,712	40,182
Cash and cash equivalents at end of year	$1,031,311	$1,454,712

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

Noncash financing activities
Accrued interest payable refinanced into principal	$-	$320,832

See notes to consolidated financial statements.

Index
Le@P Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	The Company

Le@P Technology, Inc. (the “Company”) currently has no business operations, and has no revenues or revenue-producing activities (with the limited exception that, as noted below in this Note 1, the Company currently leases the Real Property (as defined below) on a month-to-month basis to a third party tenant).  The Company has ongoing expenses as well as substantial indebtedness and liabilities.

As previously reported on the Company’s Current Report on Form 8-K dated December 27, 2012 (the “December 2012 8-K”), the M. Lee Pearce Living Trust (the “Majority Stockholder Trust”), of which the Company’s indirect and beneficial majority stockholder, M. Lee Pearce, M.D. (“Dr. Pearce”), is the 100% beneficial owner (Dr. Pearce, together with entities owned or controlled by him that own capital stock of the Company are collectively referred to as the “Majority Stockholder”), provided the Company with a $1,200,000 loan in December 2012 (the “December 2012 Loan”), on the terms disclosed (including a 3.75% interest rate and maturity date for principal and all accrued interest of March 31, 2015).  Based on the Company’s year-to-date and anticipated operating expenses and management’s internally prepared cash budget for the 15-month period ended March 31, 2015 (the “15-month Cash Budget”), management believes that the Company’s current cash and cash equivalents will be sufficient to fund the Company’s working capital requirements at least through March 31, 2015.

As previously reported, during 2014, the Company’s Board of Directors (the “Board” or “Board of Directors”) plans to focus on, consider and (as applicable and as it deems appropriate) pursue potential investment, joint venture and acquisition opportunities (particularly those in the health care technology, products and services and life sciences arenas) (“Opportunities”) that come to the attention of Board members or management.  This may include Opportunities introduced by Dr. Pearce.  The Board held planning discussions regarding the Company’s pursuit of Opportunities during 2013 with both management and, through a Board representative, with Dr. Pearce, but the Company was not, as of December 31, 2013, pursuing any specific Opportunities.  The Company’s 15-month Cash Budget includes an allocation of $175,000 for limited funding of the investigation and initial pursuit of possible Opportunities (including due diligence, investigation and initial/preliminary legal expenses, but not purchase price or legal or accounting expenses associated with preparing, negotiating, reaching a definitive agreement regarding or consummating any such transaction), of which approximately $13,000 was expended through December 31, 2013; the remaining $162,235 is included in the Company’s 15-month Cash Budget for limited funding of the investigation and initial pursuit of possible Opportunities.  The ability of the Company to reach (preliminary or definitive) agreement on and/or ultimately consummate any such Opportunities is dependent upon, among other things, its ability to obtain additional funding and financing for, and to source, negotiate and execute on, such Opportunities (and to fund and provide for post-transaction personnel, support, working capital and other needs as applicable).

The only material asset of the Company (other than cash and cash equivalents and prepaid expenses) is certain real property located in Broward County, Florida (the “Real Property”), which is owned by the Company’s wholly-owned subsidiary, Parkson Property LLC (“Parkson”).  The Real Property is zoned light industrial, consists of approximately one and one-third acres and is currently undeveloped.  As previously reported on the Company’s Quarterly Report on Form 10-Q dated November 1, 2013, the Company entered into a month-to-month lease of the Real Property to a third party tenant on August 12, 2013, under which lease the Company receives rental income of $1,000 per month included as a reduction of other expenses in the accompanying consolidated statement of operations.  The Real Property is encumbered by a note (as discussed and defined further in Note 3 below, the “December 2012 Parkson Replacement Note”) and related mortgage in the aggregate principal amount as of December 31, 2013 of $821,184; the December 2012 Parkson Replacement Note bears interest at the rate of 3.75% per annum and matures (both principal and all accrued interest) on March 31, 2015 (reflecting an extension of the maturity date under the previous note, which would have matured by its terms on June 30, 2013).  The indebtedness evidenced by the December 2012 Parkson Replacement Note substantially exceeds the value of the Real Property, and the financing and operating costs associated with the Real Property exceed the amount the Company receives under the month-to-month lease.  The Company’s 15-month Cash Budget includes an allocation of $25,000 for the limited funding of initial commercial development plans, including anticipated architectural fees and permitting/development expenses, but not including actual construction costs, regarding the Real Property, none of which was expended through December 31, 2013.

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

Impairment of long-lived assets and long-lived assets to be disposed of

The Company reviews the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. If facts and circumstances indicate that the carrying value of an asset or groups of assets, as applicable, is impaired, the long-lived asset or groups of long-lived assets are written down to their estimated fair value.  No asset impairment occurred during the years ended December 31, 2013 or 2012.

Index
Loss per share

Basic earnings per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted earnings per share amounts are computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents, and stock options outstanding during the period. Shares of common stock issuable under options or other share equivalents and their effects on the loss were excluded from the diluted calculations because the effect was anti-dilutive. There are no potentially dilutive shares outstanding at December 31, 2013 and 2012.

Stock Based Compensation
The Company applies Financial Accounting Standards Board (“FASB”) ASC Topic 718, “Share-Based Payments” which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Compensation cost is recognized when the event occurs. For the years ended December 31, 2013 and 2012, the Company did not grant any stock options.

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

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2013, 2012, 2011 and 2010.

The Company classifies interest and penalties arising from underpayment of income taxes in the consolidated statements of operations as general and administrative expenses.  As of December 31, 2013, the Company had no accrued interest or penalties related to uncertain tax provisions.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  This guidance requires the unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset.  When a deferred tax asset is not available, or the asset is not intended to be used for this purpose, an entity should present the unrecognized tax benefit in the financial statements as a liability.  The guidance will become effective for us at the beginning of our second quarter of fiscal 2014.  We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

In January 2013, the FASB issued guidance clarifying the scope of disclosure requirements for offsetting assets and liabilities.  The amended guidance limits the scope of balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement.  The guidance will become effective for us at the beginning of our first quarter of fiscal 2014.  We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

Index
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

3.	Operating Losses and Cash Flow Deficiencies

As noted above, the Company currently has no business operations and, other than the a relatively small amount of rental income deriving from the lease of the Real Property on a month-to-month basis, has no revenues or revenue-producing activities.  The Company has ongoing expenses as well as substantial indebtedness and liabilities.  During its recent history, the Company has relied entirely upon the Majority Stockholder Trust (and affiliates of the Majority Stockholder) to fund working capital and expenses (and to extend maturities on indebtedness owing to the Majority Stockholder Trust and affiliates), acting in its discretion.  Notwithstanding this, neither the Majority Stockholder Trust nor any other party has any commitment or obligation to provide additional funding or financing (or to extend the maturity dates on existing indebtedness), including in connection with preparing, negotiating, reaching a definitive agreement with respect to or consummating any Opportunities or completing the commercial development of the Real Property.  There can be no assurance that the Majority Stockholder Trust (or any other affiliate of the Majority Stockholder or any other party) will provide funding or financing to the Company, or that the Majority Stockholder Trust (or any other affiliate of the Majority Stockholder) will agree to extend the maturity dates on any existing indebtedness.  In addition, if the Majority Stockholder Trust (or any affiliate of the Majority Stockholder), in its discretion, were to provide or facilitate any such funding or financing, there can be no assurance that the Majority Stockholder Trust would continue to do so (or extend maturity dates on existing indebtedness) in the future, or regarding the amount, terms, restrictions or conditions of any such funding or financing.  The Company’s efforts to obtain additional funding or financing may require significant effort, costs and expenditures, and if the Company succeeds in obtaining such financing, the financing terms could be onerous and result in substantial dilution of existing capital stock positions and increased interest expense.

4.	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2013	2012
Land	$400,000	$400,000
Leasehold improvements	17,842	17,842
Equipment and software	9,546	9,546
Furniture and fixtures	59,433	59,433
	486,821	486,821
Less accumulated depreciation	86,821	86,821
	$400,000	$400,000

Depreciation expense for each of the years ended December 31, 2013 and 2012 was zero.

5.	Commitments and Contingencies

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

The Company subleases a portion of its office space on a month to month basis to a related party entity for the monthly amount of $4,246.  The total rents received in 2013 and 2012 were $49,249 and $48,030, respectively.

Legal Proceedings

As of December 31, 2013, except as described below, the Company was not involved in any material claims, lawsuits or legal proceedings.  One or more subsidiaries of the Company (including Sealcraft Operators, Inc., which was acquired by virtue of a merger with a predecessor entity of the Company) are involved in legal proceedings originally brought by seven separate plaintiffs in the early 1990s alleging damages arising out of asbestos-related material aboard certain maritime vessels allegedly owned or operated by such subsidiaries.  As previously reported, in the interests of efficiency and avoiding potentially extensive and expensive litigation proceedings, the Company has been and is pursuing settlements with respect to all such known proceedings.  Of the seven legal proceedings, two were dismissed in early 2013, four were settled and dismissed with prejudice in September 2013 and one remains outstanding (with respect to which a settlement is being pursued and is anticipated).  As of December 31, 2013 (and for the twelve months then ended), the Company expended $32,000 in settlement payments and approximately $19,700 in legal fees and expenses related to these legal proceedings and settlement.  In view of the inherent uncertainty of predicting the outcome of matters such as these until fully and finally resolved, the Company’s management is unable to predict what the eventual outcome and related costs and expenses of the remaining legal proceeding will be.  However, based on current information and after consultation with the Company’s special litigation counsel, the Company’s management believes that any remaining payments and legal fees and costs associated with this proceeding will be in line with its previously reported estimate (and budgeted amount) of $5,000.

Employment Agreements

The Company is not party to any employment agreements.

Index
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

As previously reported in the Company’s December 2012 8-K, and as noted in the Annual Report on Form 10-K to which this Exhibit F is attached, the Majority Stockholder Trust, of which Dr. Pearce is the 100% beneficial owner, provided the Company with the $1,200,000 December 2012 Loan in December of 2012.

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

As previously reported in the Company’s December 2012 8-K, and as noted above, on December 27, 2012, the Majority Stockholder Trust, as holder of and payee under the Working Capital Notes, agreed: (i) to extend the maturity date of the total outstanding indebtedness under the Working Capital Notes from June 30, 2013 to March 31, 2015 (the “Extended Maturity Date”), and (ii) to combine the total outstanding indebtedness evidenced by and under the December 2012 Loan and the Working Capital Notes (including their outstanding principal amounts and accrued interest through December 27, 2012) into a single note, thereby replacing these notes with a Renewal Promissory Note (Working Capital) dated December 27, 2012 in the principal amount of $2,516,467 (the “December 2012 Le@P Combined Renewal Note”).  The principal and all accrued interest – at the agreed rate of 3.75% per annum – under the December 2012 Le@P Combined Renewal Note are due in one lump sum on the Extended Maturity Date (of March 31, 2015).  Other than the new (combined) principal amount, which includes the principal amount of the December 2012 Loan, and the extension of the maturity date, in each case as noted above, the terms of the Working Capital Notes were not changed and these notes (and the obligations thereunder) are now incorporated in and were replaced and evidenced by the December 2012 Le@P Combined Renewal Note.

The Majority Stockholder Trust is the sole owner of the outstanding shares of the Company’s Series B Preferred Stock.  Dividends on the Series B Preferred Stock are cumulative and accrue at a rate of 10% per annum on the preferred stock’s stated liquidation value of $1,000 per share and must be paid before any dividends may be paid on any other class or series of common or preferred stock; in addition, no other class or series of common or preferred stock may be redeemed or repurchased nor may the Series B Preferred Stock be altered or modified without the approval of the holder(s) of the Series B Preferred Stock.  As of December 31, 2013, dividends of $3,104,500 were accumulated and unpaid on the Company’s Series B Preferred Stock.  The accumulated amount, in addition to any additional amounts accrued, will be charged to retained earnings, if any, or additional paid-in capital, if and/or when declared by the Company’s Board of Directors.

During its recent history, the Company has relied entirely upon the Majority Stockholder Trust to fund working capital and expenses (and to extend maturities on indebtedness owing to the Majority Stockholder Trust and other affiliates of Dr. Pearce), acting in its discretion.  Notwithstanding this, neither Dr. Pearce, nor the Majority Stockholder Trust nor any other party has any commitment or obligation to provide additional funding or financing (or to extend the maturity dates on existing indebtedness), including in connection with negotiating, reaching a definitive agreement with respect to or consummating any Opportunities or completing the commercial development of the Real Property.  There can be no assurance that the Majority Stockholder Trust (or any other affiliate of the Majority Stockholder or any other party) will provide funding or financing to the Company, or that the Majority Stockholder Trust (or any other affiliate of the Majority Stockholder) will agree to extend the maturity dates on any existing indebtedness.  In addition, if the Majority Stockholder Trust (or any affiliate of the Majority Stockholder), in its discretion, were to provide or facilitate any such funding or financing, there can be no assurance that the Majority Stockholder Trust would continue to do so (or extend maturity dates on existing indebtedness) in the future, or regarding the amount, terms, restrictions or conditions of any such funding or financing.

Index
The Company subleases a portion of its office space to an entity which is beneficially owned and controlled by the Majority Stockholder Trust.

Ms. Thomas, who serves as the Company’s Acting Principal Financial Officer, Chief Accounting Officer, Vice President, Treasurer and Secretary (and a Class A Director) also serves as an officer for a number of entities which are directly or indirectly beneficially owned or controlled by Dr. Pearce.  During 2013, an entity that is beneficially owned and controlled by Dr. Pearce paid the Company approximately $103,425 in professional fees for services provided by Ms. Thomas to such entity.

7.	Stock Based Compensation

Options may be granted to Company employees, directors and consultants under the Company’s existing stock option plans.  All options granted under the plans through December 31, 2007 have been at prices which have been equal to or greater than the fair market value of the Company’s common stock at the date of grant.  At December 31, 2013, the Company had available 6,500,000 shares of Class A Common Stock for possible future issuance in connection with stock options granted under its Le@P Technology, Inc. 2006 Long Term Incentive Plan (the “2006 Plan”).

The Company recognizes compensation expense for the Company’s share-based payment awards on a straight-line basis using a separate vesting tranche for each stock option issued.  The Company determined the grant-date fair value of share-based payment awards using the Black-Scholes pricing model.

The Company had no outstanding options and granted no options to purchase shares of the Company’s Class A Common Stock during the years ended December 31, 2013 and 2012.

There are no stock options outstanding or exercisable at December 31, 2013.

8.	Preferred Stock

The Certificate of Incorporation of the Company, as amended, authorizes the issuance of 25,000,000 shares of Preferred Stock, $.001 par value, of which 2,500 shares have been designated as Series B 10% Cumulative Preferred Stock, $.001 par value (the “Series B Preferred Stock”).  In 1999, the Company issued 2,170 shares of the Series B Preferred Stock to the Majority Stockholder Trust in exchange for $2,170,000, which had previously been contributed to the Company.  The Series B Preferred Stock is nonvoting and nonconvertible.  Dividends on the Series B Preferred Stock are cumulative and accrue at a rate of 10% per annum on the preferred stock’s stated liquidation value of $1,000 per share and must be paid before any dividends may be paid on any other class or series of common or preferred stock.  No other class or series of common or preferred stock may be redeemed or repurchased nor may the Series B Preferred Stock be altered or modified without the approval of the holders of the Series B Preferred Stock.  At December 31, 2013 and 2012, dividends of $3,104,500 and $2,887,500, respectively, were accumulated on the Series B Preferred Stock.  The accumulated amount will be accrued and charged to retained earnings, if any, or additional paid-in capital, when declared by the Company’s Board of Directors.

9.	Class B Common Stock

The Company has 25,000 shares of Class B Common Stock outstanding.  All such shares are held by Lauderdale Holdings, Inc., of which Dr. Pearce is the sole shareholder.  The holders of the Class B Common Stock are entitled to elect a majority of the Board of Directors of the Company; otherwise the Class B Common Stock has rights identical to those of the Company’s Class A Common Stock.

Index
10.	Income Taxes

Significant components of the Company’s net deferred income taxes are as follows:

	For the Years ended December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$4,726,725	$4,580,314
Accruals	54,115	7,280
Other	45,592	45,764
Deferred tax assets	4,826,432	4,633,358
Less valuation allowance	(4,826,432)	(4,633,358)
Net deferred tax assets	$–	$–

A reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate (benefit) follows:

	For the Years ended December 31,
	2013	2012
U.S. Federal Statutory rate	(34.00%)	(34.00%)
State income taxes, net of federal benefit	(3.63)	(3.63)
Change in valuation allowance	37.63	37.63
	0.00%	0.00%

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more than likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment.  After consideration of the evidence, both positive and negative, management has determined that a $4,826,432 valuation allowance at December 31, 2013 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $193,074.  At December 31, 2013, the Company has available net operating loss carryforwards for federal income tax purposes of approximately $12,171,975 expiring at various times through 2037.

11.	Valuation and Qualifying Accounts

A summary of the activity in the Company’s valuation and qualifying accounts is as follows:

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-off’s	Other Changes	Balance at End of Period
Deferred tax asset valuation allowance

Year ended December 31, 2013	$4,633,358	193,074	-	-	$4,826,432
Year ended December 31, 2012	$4,454,573	178,785	-	-	$4,633,358

12.	Concentration of credit risk

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts.  The Company from time to time may have amounts on deposit in excess of the insured limits.  As of December 31, 2013, the Company had approximately $796,000 in additional uninsured cash balances.

13.	Subsequent Events

Reference is made to the discussion under Item 3 (“Legal Proceedings”) of this Annual Report on Form 10-K regarding an outstanding legal proceeding involving an asbestos-related damages claim brought against one or more subsidiaries of the Company (the “Outstanding Claim”).  On January 7, 2014, the Company settled the last remaining Outstanding Claim (that the Company is aware of).  The settlement payment and associated legal fees and costs are expected to be in line with the previously reported estimate (and budgeted amount) of $5,000.