Form 10-Q
period 2014-03-31
LEAP TECHNOLOGY INC / DE
filed 2014-05-06
CIK 110027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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
☐ Yes   ☑ No

Class A Common Stock, par value $0.01 per share: 65,195,909 shares outstanding as of May 6, 2014
Class B Common Stock, par value $0.01 per share: 25,000 shares outstanding as of May 6, 2014

LE@P TECHNOLOGY, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Le@P Technology, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$902,241	$1,031,311
Prepaid expenses	34,357	20,689
Due from related party	23,400	-
Total current assets	959,998	1,052,000

Property and equipment, net	400,000	400,000

Other assets	170	170

Total assets	$1,360,168	$1,452,170

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(continued)

	(Unaudited)
	March 31,	December 31,
	2014	2013

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued expenses	$33,013	$9,187
Accrued professional fees	10,548	27,084
Accrued compensation and related liabilities	21,090	20,535
Short-term notes payable to related party	3,337,652	-
Short-term accrued interest payable to related party	157,395	-
Total current liabilities	3,559,698	56,806

Long-term notes payable to related party	-	3,337,652

Long-term accrued interest payable to related party	-	126,534

Total liabilities	3,559,698	3,520,992

Commitments and contingencies
Stockholders’ deficiency:
Preferred stock, $0.001 par value per share. 25,000,000 shares authorized, and 2,170 shares issued and outstanding at March 31, 2014 and December 31, 2013.	2,170,000	2,170,000
Class A Common Stock, $0.01 par value per share. 149,975,000 shares authorized, and 65,280,759 shares issued and outstanding at March 31, 2014 and December 31, 2013.	652,808	652,808
Class B Common Stock, $0.01 par value per share. 25,000 shares authorized, issued and outstanding at March 31, 2014 and December 31, 2013.	250	250
Additional paid-in capital	35,981,387	35,981,387
Accumulated deficit	(40,954,515)	(40,823,807)
Treasury stock, at cost. 84,850 shares at March 31, 2014 and December 31, 2013.	(49,460)	(49,460)
Total stockholders’ deficiency	(2,199,530)	(2,068,822)
Total liabilities and stockholders’ deficiency	$1,360,168	$1,452,170

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenue	$-	$-

Expenses:
Salaries and benefits	7,597	8,597
Professional fees	62,142	80,804
General and administrative	30,107	29,502
Total expenses	99,846	118,903

Loss from operations	(99,846)	(118,903)

Other expense:
Interest expense	(30,862)	(30,861)
Total other expense	(30,862)	(30,861)

Loss before income taxes	(130,708)	(149,764)

Provision for income taxes	-	-

Net loss	(130,708)	(149,764)

Dividends undeclared on cumulative preferred stock	54,250	54,250

Net loss attributable to common stockholders	$(184,958)	$(204,014)

Basic and diluted net loss per share:
Net loss per common share-Class A	$(0.00)	$(0.00)
Net loss per common share-Class B	$(0.00)	$(0.00)
Net loss attributable to common stockholders	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	65,305,759	65,305,759

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(130,708)	$(149,764)
Changes in operating assets and liabilities:
Prepaid expenses	(13,668)	(12,442)
Due from related party	(23,400)	-
Accounts payable and accrued expenses	23,826	(7,232)
Accrued professional fees	(16,536)	4,003
Accrued compensation and related liabilities	555	708
Accrued interest payable to related party	30,861	30,860
Net cash used in operating activities	(129,070)	(133,867)

Net decrease in cash	(129,070)	(133,867)
Cash and cash equivalents at beginning of period	1,031,311	1,454,712
Cash and cash equivalents at end of period	$902,241	$1,320,845

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to condensed consolidated financial statements

Le@P Technology, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

March 31, 2014
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

As previously reported initially on the Company’s Current Report on Form 8-K dated December 27, 2012 (the “December 2012 8-K”), the M. Lee Pearce Living Trust (the “Majority Stockholder Trust”), of which the Company’s indirect and beneficial majority stockholder, M. Lee Pearce, M.D. (“Dr. Pearce”), is the 100% beneficial owner (Dr. Pearce, together with entities owned or controlled by him that own capital stock of the Company are collectively referred to as the “Majority Stockholder”), provided the Company with a $1,200,000 loan in December 2012 (the “December 2012 Loan”), on the terms disclosed (including a 3.75% interest rate and maturity date for principal and all accrued interest of March 31, 2015).  Based on the Company’s year-to-date and anticipated operating expenses and management’s internally prepared cash budget for the 15-month period ended March 31, 2015 (the “15-month Cash Budget”), management believes that the Company’s current cash and cash equivalents will be sufficient to fund the Company’s working capital requirements at least through March 31, 2015.

The Company’s Board of Directors (the “Board” or “Board of Directors”) plans to continue to focus on, consider and  pursue potential investment, joint venture and acquisition opportunities (particularly those in the health care technology, products and services and life sciences arenas) (“Opportunities”) that come to the attention of Board members or management.  This may include Opportunities introduced by Dr. Pearce or his network of contacts.  Despite planning discussions regarding the Company’s pursuit of Opportunities held during 2013 and early 2014 with both management and, through a Board representative, with Dr. Pearce, the Company has not identified and was not, as of March 31, 2014, pursuing any specific Opportunities.  The Company has very limited management and financial resources to pursue Opportunities.  The Company’s 15-month Cash Budget includes an allocation of $175,000 for limited funding of the investigation and initial pursuit of possible Opportunities (including due diligence, investigation and initial/preliminary legal expenses, but not including purchase price or legal or accounting expenses associated with preparing, negotiating, reaching a definitive agreement regarding or consummating any such transaction), of which approximately $36,000 was expended through March 31, 2014.  The ability of the Company to reach (preliminary or definitive) agreement on and/or ultimately consummate any such Opportunities is dependent upon, among other things, its ability to source available and appropriate Opportunities, and to obtain additional funding and financing for, and to negotiate, document and execute on, such Opportunities (and to fund and provide for post-transaction personnel, support, working capital and other needs as applicable).

The only material asset of the Company (other than cash and cash equivalents, prepaid expenses and due from related party) is certain real property located in Broward County, Florida (the “Real Property”), which is owned by the Company’s wholly-owned subsidiary, Parkson Property LLC (“Parkson”).  The Real Property is zoned light industrial, consists of approximately one and one-third acres and is currently undeveloped.  As previously reported on the Company’s Quarterly Report on Form 10-Q dated November 1, 2013, the Company entered into a month-to-month lease of the Real Property to a third party tenant on August 12, 2013, under which lease the Company receives rental income of $1,000 per month (which is included as a reduction of other expenses in the accompanying consolidated statements of operations).  It is anticipated that this month-to-month lease will end, and the tenant will vacate the Real Property, on or before June 30, 2014.  The Real Property is encumbered by a note (as discussed and defined further in Note 3 below, the “December 2012 Parkson Replacement Note”) and related mortgage in the aggregate principal amount as of March 31, 2014 of $821,184; the December 2012 Parkson Replacement Note bears interest at the rate of 3.75% per annum and matures (both principal and all accrued interest) on March 31, 2015.  The indebtedness evidenced by the December 2012 Parkson Replacement Note substantially exceeds the value of the Real Property, and the operating, financing and insurance costs associated with the Real Property exceed the amount the Company currently receives under the month-to-month lease.  The Company’s 15-month Cash Budget includes an allocation of $25,000 for the limited funding of initial, modest development of the property, including limited architectural fees and permitting/development expenses, but not including actual construction costs, regarding the Real Property, none of which was expended through March 31, 2014.  The Company is exploring options with respect to the lease and/or sale of the Real Property.

Operating Losses and Cash Flow Deficiencies

As noted above, the Company currently has no business operations, has no revenues or revenue-producing activities (with the limited exception that, as noted above, the Company currently leases the Real Property on a month-to-month basis) and has ongoing expenses as well as substantial indebtedness and liabilities.  The Company has relied entirely upon the Majority Stockholder Trust (and other affiliates of Dr. Pearce) to fund working capital and expenses (and to extend maturities on indebtedness owing to the Majority Stockholder Trust and affiliates), acting in its (and their) discretion.  The Company has received no loans, advances or funding, from the Majority Stockholder Trust or any other party, since December 2012.  And neither the Majority Stockholder Trust nor any other party has made any commitment or undertaken any obligation to provide additional funding or financing to the Company (or to extend the maturity dates on existing indebtedness), including in connection with preparing, negotiating, reaching a definitive agreement with respect to or consummating any Opportunities or furthering the commercial development of the Real Property.  There can be no assurance that the Majority Stockholder Trust (or any other affiliate of Dr. Pearce or any other party) will provide funding or financing to the Company, or that the Majority Stockholder Trust (or any other affiliate of Dr. Pearce) will agree to extend the maturity dates on any existing indebtedness.  In addition, if the Majority Stockholder Trust (or any affiliate of Dr. Pearce), in its discretion, were to provide or facilitate any such additional funding or financing, there can be no assurance that the Majority Stockholder Trust would continue to do so (or extend maturity dates on existing indebtedness) in the future, or regarding the amount, terms, restrictions or conditions of any such funding or financing.  The Company’s efforts to obtain additional funding or financing to fund its continued existence beyond March 31, 2015 may require significant effort, costs and expenditures, and if the Company succeeds in obtaining such financing, the amount and terms of such financing could be onerous and result in substantial dilution of existing capital stock (particularly Class A Common Stock) ownership interests as well as increased borrowings and interest expense.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Le@P Technology, Inc. Annual Report on Form 10-K for the year ended December 31, 2013.

Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

Refer to the consolidated financial statements and footnotes thereto included in the Le@P Technology, Inc. Annual Report on Form 10-K for the year ended December 31, 2013 for recent accounting pronouncements.  Other pronouncements have been issued but the Company does not believe that their adoption will have a significant impact on the financial position or results of operations.

3.	Notes Payable to Related Parties

As noted above, the Company’s wholly-owned subsidiary, Parkson, owns the Real Property. Parkson purchased the Real Property on September 28, 2001 from Bay Colony Associates, Ltd., an entity wholly-owned by Dr. Pearce, in exchange for a two-month note in the amount of $37,500, and a five-year note (the “Long Term Note”) and related mortgage in the amount of $712,500.  The purchase price was based on an independent third-party appraisal.  As previously reported initially on the Company’s December 2012 8-K, the Long Term Note was replaced a number of times and is currently evidenced by a Renewal Promissory Note (“Parkson Property”) dated December 27, 2012 in the principal amount of $821,184 (the “December 2012 Parkson Replacement Note”).  The December 2012 Parkson Replacement Note bears interest at the rate of 3.75% per annum, with both principal and all accrued interest due in one lump sum on March 31, 2015.  The indebtedness evidenced by the December 2012 Parkson Replacement Note substantially exceeds the value of the Real Property.

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

As previously reported initially on the Company’s December 2012 8-K, on December 27, 2012, the Majority Stockholder Trust, as holder of and payee under the Working Capital Notes, agreed: (i) to extend the maturity date of the total outstanding indebtedness under the Working Capital Notes from June 30, 2013 to March 31, 2015 (the “Extended Maturity Date”), and (ii) to combine the total outstanding indebtedness evidenced by and under the December 2012 Loan and the Working Capital Notes (including their outstanding principal amounts and accrued interest through December 27, 2012) into a single note, thereby replacing these notes with a Renewal Promissory Note (Working Capital) dated December 27, 2012 in the principal amount of $2,516,467 (the “December 2012 Le@P Combined Renewal Note”).  The principal and all accrued interest – at the agreed rate of 3.75% per annum – under the December 2012 Le@P Combined Renewal Note are due in one lump sum on the Extended Maturity Date (of March 31, 2015).  Other than the new (combined) principal amount, which includes the principal amount of the December 2012 Loan, and the extension of the maturity date, in each case as noted above, the terms of the Working Capital Notes were not changed and these notes (and the obligations thereunder) are now incorporated in and replaced and evidenced by the December 2012 Le@P Combined Renewal Note.

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

Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, forecasts, statements relating to the plans, objectives and expected or anticipated business, operations, development, pursuits, liquidity, capital resources, financial condition or operating results of the Company, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “seek”, “estimate,” “budget,” “intend,” “strategy,” “plan,” “objective,” “goal,” “propose,” “pursuit,” “may,” “should,” “will,” “would,” “will be,” “can”, “could,” “will continue,” “will likely result,” and similar words, statements and expressions.  Forward-looking statements are based on current beliefs, expectations and assumptions that are subject to risks and uncertainties that can be difficult to predict or ascertain and which may cause the actual results to differ materially from the forward-looking statements.  In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of the Company, the inclusion of such information should not be regarded as a statement by the Company or any other person that these forward-looking statements (or the Company’s goals, objectives, plans, pursuits, intentions, or other forward-looking information derived therefrom) will be achieved.  Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein include, without limitation, the items listed below:

•            The ability to raise capital or obtain additional funding or financing;
•            The ability to execute the Company’s strategy in a very competitive environment;
•            The degree of financial leverage and related borrowing and interest expenses;
•            The ability to control future operating and other expenses;
•            Risks associated with the capital markets and investment climate;
•            Risks associated with acquisitions and other Opportunities (including those with sourcing, obtaining funding and financing for, and negotiating, documenting and executing on, Opportunities, as well as funding and providing for post-transaction personnel, support, working capital and other needs);
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

Business Strategy

As noted above, the Company currently has no business operations, other than the lease of the Real Property on a month-to-month basis, has no revenues or revenue-producing activities.  The Company has ongoing expenses as well as substantial indebtedness and liabilities.

During 2014, the Company’s Board of Directors plans to continue to focus on, consider and pursue potential investment, joint venture and acquisition Opportunities that come to the attention of Board members or management.  This may include Opportunities introduced by Dr. Pearce or his network of contacts.  Despite planning discussions regarding the Company’s pursuit of Opportunities held during 2013 and early 2014 with both management and, through a Board representative, with Dr. Pearce, the Company has not identified and was not, as of March 31, 2014, pursuing any specific Opportunities.  The Company has very limited management and financial resources to pursue Opportunities.  As noted above, the Company’s internally prepared 15-month Cash Budget includes an allocation of (i) $25,000 for initial and limited commercial development plans (including limited architectural fees and permitting/development expenses, but not including actual construction costs) regarding the Real Property, and (ii) $175,000 for limited funding of the investigation and initial pursuit of possible Opportunities.  The ability of the Company to reach (preliminary or definitive) agreement on and/or ultimately consummate any such Opportunities is dependent upon, among other things, its ability to source available and appropriate Opportunities, and to obtain additional funding and financing for, and to negotiate, document and execute on, such Opportunities (and to fund and provide for post-transaction personnel, support, working capital and other needs as applicable).

Competition

In considering, approaching and pursuing Opportunities, the Company faces a highly competitive, rapidly evolving and difficult environment.  Potential competitors for Opportunities include a wide variety of venture capital, private equity, investment and other funds, as well as individual, private and public investors, joint venture partners and acquirers, and other organizations (including strategically positioned operating companies pursuing the same or similar investment, joint venture and/or acquisition opportunities), most of which enjoy capital, access to capital and significantly greater financial, management, operational and technical resources than the Company.

Liquidity and Capital Resources

The Company’s cash and cash equivalents as of March 31, 2014 aggregated $902,241 which management believes, based on the Company’s recent and expected operating expenses and internally prepared 15-month Cash Budget, will be sufficient to fund the Company’s working capital requirements at least through March 31, 2015.  As previously reported initially in the Company’s December 2012 8-K and as discussed above under Note 1 (“Notes Payable to Related Parties”), in December 2012, (i) the Majority Stockholder Trust provided the Company with a $1,200,000 loan, and (ii) the maturity dates (principal and all accrued interest) on all of the Company’s existing outstanding indebtedness were extended to March 31, 2015.  In the event (a) the Company does not generate revenue or income sufficient to fund its operations, activities and expenses, or (b) third-party funding or financing does not become available to the Company on terms acceptable to the Company prior to the Company exhausting its existing cash and cash equivalents, the Company will not be able to fund its working capital or operations and would be entirely dependent upon the continued funding, loans and working capital advances from the Majority Stockholder Trust (which are provided in the Majority Stockholder Trust’s sole discretion).  The Company has received no loans, advances or funding, from the Majority Stockholder Trust or any other party, since December 2012.  And neither the Majority Stockholder Trust nor any other party has made any commitment or undertaken any obligation to provide additional funding or financing to the Company (or to extend the maturity dates on existing indebtedness), including in connection with preparing, negotiating, reaching a definitive agreement with respect to or consummating any Opportunities or furthering the commercial development of the Real Property.  There can be no assurance that the Majority Stockholder Trust (or any other affiliate of Dr. Pearce or any other party) will provide funding or financing to the Company, or that the Majority Stockholder Trust (or any other affiliate of Dr. Pearce) will agree to extend the maturity dates on any existing indebtedness.  In addition, if the Majority Stockholder Trust (or any affiliate of Dr. Pearce), in its discretion, were to provide or facilitate any such additional funding or financing, there can be no assurance that the Majority Stockholder Trust would continue to do so (or extend maturity dates on existing indebtedness) in the future, or regarding the amount, terms, restrictions or conditions of any such funding or financing.  The Company’s efforts to obtain additional funding or financing to fund its continued existence beyond March 31, 2015 may require significant effort, costs and expenditures, and if the Company succeeds in obtaining such financing, the amount and terms of such financing could be onerous and result in substantial dilution of existing capital stock (particularly Class A Common Stock) ownership interests as well as increased borrowings and interest expense.

The Majority Stockholder Trust is the sole owner of the outstanding shares of the Company’s Series B Preferred Stock.  Dividends on the Series B Preferred Stock are cumulative and accrue at a rate of 10% per annum on the preferred stock’s stated liquidation value of $1,000 per share and must be paid before any dividends may be paid on any other class or series of common or preferred stock; in addition, no other class or series of common or preferred stock may be redeemed or repurchased nor may the Series B Preferred Stock be altered or modified without the approval of the holder(s) of the Series B Preferred Stock.  As of March 31, 2014, dividends of $3,158,750 were accumulated and unpaid on the Company’s Series B Preferred Stock.  The accumulated amount, in addition to any additional amounts that may accrue, will be charged to retained earnings, if any, or additional paid-in capital, if and/or when declared by the Company’s Board of Directors.

As noted above under Note 1, other than a relatively small amount of lease income currently deriving from the lease of the Real Property on a month-to-month basis, the Company has no operating revenues and, even though the Company has decided to continue to focus on, consider and (as applicable and as the Board deems appropriate) pursue potential Opportunities, there can be no assurance that this strategy will be successful or that it will generate any operating revenues or income in the future.

Financial Condition at March 31, 2014 Compared to December 31, 2013

The Company’s total assets decreased from approximately $1,452,000 at the end of 2013 to approximately $1,360,000 at March 31, 2014, primarily reflecting the decrease of cash and cash equivalents used for payments of operating expenses, offset by an increase of prepaid expenses and other assets.

The Company’s total liabilities increased from approximately $3,521,000 at the end of 2013 to approximately $3,560,000 at March 31, 2014, primarily due to increased (i) accounts payable and accrued expenses of approximately $24,000 and (ii) an increase in accrued long-term interest payable to a related party of approximately $31,000 offset by a decrease in professional fees of approximately $17,000.

The Company’s working capital decreased from approximately $995,000 at the end of 2013 to a deficit of approximately $2,600,000 at March 31, 2014, primarily reflecting the decrease of approximately $129,000 of cash used for payments of operating expenses and a decrease in professional fees of approximately $17,000, offset by an increase in short-term notes payable and short-term accrued interest of approximately $3,495,000 (due to a maturity date of March 31, 2015), and an increase of prepaid expenses of approximately $14,000 and an increase in accounts payable and accrued expenses of approximately $24,000.

Comparison of Results of Operations for the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

The Company’s net loss before income taxes decreased from approximately $150,000 for the three months ended March 31, 2013 to approximately $131,000 for the three months ended March 31, 2014.  The variance primarily reflects a decrease in professional fees of approximately $19,000.

Off-Balance Sheet Arrangements

As of March 31, 2014, the Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on the current or future financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties.  Please see the section entitled “Forward-Looking Statements” on page 12-13 for important information to consider when evaluating such statements and related notes included under Item 1 hereof.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).   As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of the Company’s Acting Principal Executive Officer and Acting Principal Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2014, the end of the period covered by this report.  Based on that review and evaluation, the Acting Principal Executive Officer and Acting Principal Financial Officer, along with the management of the Company, have determined that as of March 31, 2014, the disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting During Last Fiscal Quarter

Our Acting Principal Executive Officer and Acting Principal Financial Officer have identified no change in the Company’s “internal control over financial reporting” (as defined in Exchange Act Rule 13a-15(f)) that occurred during the period covered by this quarterly report on Form 10-Q (this “Report”) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

As of March 31, 2014, the Company was not involved in any material claims, lawsuits or legal proceedings.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of equity securities during the fiscal quarter ending March 31, 2014.

Item 3.	Defaults Upon Senior Securities

As of March 31, 2014, (i) the Company did not experience any defaults with respect to any outstanding indebtedness of the Company, and (ii) dividends of $3,158,750 were accumulated and unpaid on the Series B Preferred Stock.

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

LE@P TECHNOLOGY, INC.

Dated: May 6, 2014	By:	/s/ Timothy C. Lincoln
Timothy C. Lincoln
Acting Principal Executive Officer

Dated: May 6, 2014	By:	/s/ Mary E. Thomas
Mary E. Thomas
Acting Principal Financial Officer

Exhibit Index

Exhibit	Description

31.1	Certification of Acting Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Acting Principal Executive Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Acting Principal Financial Officer relating to Periodic Financial Report pursuant to 18 U.S.C. Section 1350.