Form 10-Q
period 2014-06-30
LEAP TECHNOLOGY INC / DE
filed 2014-08-01
CIK 110027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, par value $0.01 per share:  65,195,909 shares outstanding at August 1, 2014
Class B Common Stock, par value $0.01 per share:  25,000 shares outstanding at August 1, 2014

LE@P TECHNOLOGY, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Le@P Technology, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$805,347	$1,031,311
Prepaid expenses	26,374	20,689
Total current assets	831,721	1,052,000

Property and equipment, net	400,000	400,000

Other assets	170	170

Total assets	$1,231,891	$1,452,170

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(continued)

	(Unaudited)
	June 30,	December 31,
	2014	2013

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued expenses	$14,074	$9,187
Accrued professional fees	4,256	27,084
Accrued compensation and related liabilities	18,960	20,535
Short-term notes payable to related party	3,337,652	-
Short-term accrued interest payable to related party	188,600	-
Total current liabilities	3,563,542	56,806

Long-term notes payable to related party	-	3,337,652

Long-term accrued interest payable to related party	-	126,534

Total liabilities	3,563,542	3,520,992

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $0.001 par value per share. 25,000,000 shares authorized, and 2,170 shares issued and outstanding at June 30, 2014 and December 31, 2013.	2,170,000	2,170,000
Class A Common Stock, $0.01 par value per share. 149,975,000 shares authorized, and 65,280,759 shares issued and outstanding at June 30, 2014 and December 31, 2013.	652,808	652,808
Class B Common Stock, $0.01 par value per share. 25,000 shares authorized, issued and outstanding at June 30, 2014 and December 31, 2013.	250	250
Additional paid-in capital	35,981,387	35,981,387
Accumulated deficit	(41,086,636)	(40,823,807)
Treasury stock, at cost. 84,850 shares at June 30, 2014 and December 31, 2013.	(49,460)	(49,460)
Total stockholders’ deficiency	(2,331,651)	(2,068,822)
Total liabilities and stockholders’ deficiency	$1,231,891	$1,452,170

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013

Revenue		$-		$-		$-		$-

Expenses:
Salaries and benefits		3,974		2,806		11,571		11,403
Professional fees		53,489		69,473		115,631		118,277
General and administrative		43,453		39,551		73,560		101,053
Total expenses		100,916		111,830		200,762		230,733

Loss from operations		(100,916)		(111,830)		(200,762)		(230,733)

Other expense:
Interest expense		(31,205)		(31,205)		(62,067)		(62,065)
Total other expense		(31,205)		(31,205)		(62,067)		(62,065)

Loss before income taxes		(132,121)		(143,035)		(262,829)		(292,798)

Provision for income taxes		-		-		-		-

Net loss		(132,121)		(143,035)		(262,829)		(292,798)

Dividends undeclared on cumulative preferred stock		54,250		54,250		108,500		108,500

Net loss attributable to common stockholders		$(186,371)		$(197,285)		$(371,329)		$(401,298)

Basic and diluted net loss per share:
Net loss per common share	$	(0.00)	$	(0.00)	$	(0.00)	$	(0.00)
Net loss attributable to common stockholders	$	(0.00)	$	(0.00)	$	(0.00)	$	(0.00)

Basic and diluted weighted average shares outstanding		65,305,759		65,305,759		65,305,759		65,305,759

Le@P Technology, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(262,829)	$(292,798)
Changes in operating assets and liabilities:
Prepaid expenses	(5,685)	(4,770)
Accounts payable and accrued expenses	4,886	26,244
Accrued professional fees	(22,827)	(23,755)
Accrued compensation and related liabilities	(1,576)	(2,466)
Accrued interest payable to related party	62,067	62,065
Net cash used in operating activities	(225,964)	(235,480)

Net decrease in cash	(225,964)	(235,480)
Cash and cash equivalents at beginning of period	1,031,311	1,454,712
Cash and cash equivalents at end of period	$805,347	$1,219,232

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to condensed consolidated financial statements

Le@P Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2014
 (Unaudited)

1.	The Company

Le@P Technology, Inc. (the “Company”) currently has no business operations, and has no revenues or revenue-producing activities (with the limited exception that, as noted below in this Note 1, the Company currently leases the Real Property (as defined below) pursuant to the Short-Term Lease (as defined below).  As further discussed below, the Company has ongoing expenses as well as substantial indebtedness and liabilities.

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

The Company’s Board of Directors (the “Board” or “Board of Directors”) plans to continue to focus on, consider and  pursue (subject to budget and cash constraints) potential investment, joint venture and acquisition opportunities (particularly those in the health care technology, products and services and life sciences arenas) (“Opportunities”) that come to the attention of Board members or management.  This may include Opportunities introduced by Dr. Pearce or his network of contacts.  The Board is also evaluating other alternatives with respect to the Company and its future.  Despite planning discussions regarding the Company’s pursuit of Opportunities held during 2013 and early 2014 with both management and, through a Board representative, with Dr. Pearce, the Company has not identified and was not, as of June 30, 2014, pursuing any specific Opportunities.  The Company has very limited management and financial resources available to consider and pursue Opportunities.  The Company’s 15-month Cash Budget includes an allocation of $175,000 for limited funding of the investigation and initial pursuit of possible Opportunities (including due diligence, investigation and initial/preliminary legal expenses, but not including purchase price or legal or accounting expenses associated with preparing, negotiating, reaching a definitive agreement regarding or consummating any such transaction), of which approximately $37,700 was expended through June 30, 2014.  The ability of the Company to identify and reach (preliminary or definitive) agreement on and/or ultimately consummate any such Opportunities is dependent upon, among other things, its ability to source and perform due diligence on available and appropriate Opportunities, and to obtain additional funding and financing for, and to negotiate, document and execute on, such Opportunities (and to fund and provide for post-transaction personnel, support, working capital and other needs as applicable).

The only material asset of the Company (other than cash and cash equivalents and prepaid expenses) is certain real property located in Broward County, Florida (the “Real Property”), which is owned by the Company’s wholly-owned subsidiary, Parkson Property LLC (“Parkson”).  The Real Property is zoned light industrial, consists of approximately one and one-third acres and is currently undeveloped.  As previously reported on the Company’s Quarterly Report on Form 10-Q dated November 1, 2013, the Company entered into a month-to-month lease of the Real Property to a third party tenant on August 12, 2013, under which lease the Company received rental income of $1,000 per month (which is included as a reduction of other expenses in the accompanying consolidated statements of operations).  This month-to-month lease ended on or about May, 2014, and the tenant under that lease vacated the Real Property.  On June 30, 2014 the Company entered into a two month lease of the Real Property to an unrelated third party tenant at the lease rate of $1,500 per month (the “Short-Term Lease”).  The Real Property is encumbered by a note (as discussed and defined further in Note 3 below, the “December 2012 Parkson Replacement Note”) and related mortgage in the aggregate principal amount as of June 30, 2014 of $821,184; the December 2012 Parkson Replacement Note bears interest at the rate of 3.75% per annum and matures (both principal and all accrued interest) on March 31, 2015.  The indebtedness evidenced by the December 2012 Parkson Replacement Note substantially exceeds the value of the Real Property, and the operating, financing and insurance costs associated with the Real Property exceed the amount the Company currently receives under the Short-Term Lease.  The Company’s 15-month Cash Budget includes an allocation of $25,000 for the limited funding of initial, modest development of the property, including limited architectural fees and permitting/development expenses, but not including actual construction costs, regarding the Real Property, none of which was expended through June 30, 2014.  The Company is exploring options with respect to the continued lease and/or sale of the Real Property.

Operating Losses and Cash Flow Deficiencies

As noted above, the Company currently has no business operations, has no revenues or revenue-producing activities (with the limited exception that, as noted above, the Company currently leases the Real Property pursuant to the Short-Term Lease) and has ongoing expenses as well as substantial indebtedness and liabilities.  The Company has relied entirely upon the Majority Stockholder Trust (and other affiliates of Dr. Pearce) to fund working capital and expenses (and to extend maturities on indebtedness owing to the Majority Stockholder Trust and affiliates), acting in its (and their) discretion.  The Company has received no loans, advances or funding, from the Majority Stockholder Trust or any other party, since December 2012, and neither the Majority Stockholder Trust nor any other party has made any commitment or undertaken any obligation to provide additional funding or financing to the Company (or to extend the maturity dates on existing indebtedness), including in connection with working capital needs, preparing, negotiating, reaching a definitive agreement with respect to or consummating any Opportunities or furthering the commercial development of the Real Property.  All of the Company’s existing outstanding indebtedness is schedule to mature on March 31, 2015.  There can be no assurance that the Majority Stockholder Trust (or any other affiliate of Dr. Pearce or any other party) will provide further funding or financing to the Company, or that the Majority Stockholder Trust (or any other affiliate of Dr. Pearce) will agree to extend the maturity dates on any existing indebtedness.  In addition, if the Majority Stockholder Trust (or any affiliate of Dr. Pearce), in its discretion, were to provide or facilitate any such additional funding or financing, there can be no assurance that the Majority Stockholder Trust would continue to do so (or extend maturity dates on existing indebtedness) in the future, or regarding the amount, terms, restrictions or conditions of any such funding or financing.  The Company’s efforts to obtain additional funding or financing to fund its continued existence beyond March 31, 2015 may require significant effort, costs and expenditures, and if the Company succeeds in obtaining such financing, the amount and terms of such financing could be onerous and result in substantial dilution of existing capital stock (particularly Class A Common Stock) ownership interests as well as increased borrowings and interest expense.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included.  Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

As noted above, the Company’s wholly-owned subsidiary, Parkson, owns the Real Property.  Parkson purchased the Real Property on September 28, 2001 from Bay Colony Associates, Ltd., an entity wholly-owned by Dr. Pearce, in exchange for a two-month note in the amount of $37,500, and a five-year note (the “Long Term Note”) and related mortgage in the amount of $712,500.  The purchase price was based on an independent third-party appraisal.  As previously reported initially on the Company’s December 2012 8-K, the Long Term Note was replaced a number of times and is currently evidenced by a Renewal Promissory Note (“Parkson Property”) dated December 27, 2012 in the principal amount of $821,184 (the “December 2012 Parkson Replacement Note”).  The December 2012 Parkson Replacement Note bears interest at the rate of 3.75% per annum, with both principal and all accrued interest due in one lump sum on March 31, 2015.  The indebtedness evidenced by the December 2012 Parkson Replacement Note substantially exceeds the current estimated value of the Real Property.

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

All of the Company’s existing outstanding indebtedness is schedule to mature on March 31, 2015.  The total amount of such indebtedness (principal and interest), all due to related parties, as of June 30, 2014 was $3,523,252.

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
•            Risks and costs associated with acquisitions and other Opportunities (including those with sourcing, obtaining funding and financing for, and negotiating, documenting and executing on, Opportunities, as well as funding and providing for post-transaction personnel, support, working capital and other needs);
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

Business Strategy

As noted above, the Company currently has no business operations, has no revenues or revenue-producing activities (with the limited exception that, as noted above, the Company currently leases the Real Property pursuant to the Short-Term Lease), and has ongoing expenses as well as substantial indebtedness and liabilities.

During 2014, the Company’s Board of Directors plans to continue to focus on, consider and pursue potential investment, joint venture and acquisition Opportunities that come to the attention of Board members or management.  The Board is also evaluating other alternatives with respect to the Company and its future.  This may include Opportunities introduced by Dr. Pearce or his network of contacts.  Despite planning discussions regarding the Company’s pursuit of Opportunities held during 2013 and early 2014 with both management and, through a Board representative, with Dr. Pearce, the Company has not identified and was not, as of June 30, 2014, pursuing any specific Opportunities.  The Company has very limited management and financial resources to identify or pursue Opportunities.  As noted above, the Company’s internally prepared 15-month Cash Budget includes an allocation of (i) $25,000 for initial and limited commercial development plans (including limited architectural fees and permitting/development expenses, but not including actual construction costs) regarding the Real Property, and (ii) $175,000 for limited funding of the investigation and initial pursuit of possible Opportunities.  The ability of the Company to identify and reach (preliminary or definitive) agreement on and/or ultimately consummate any such Opportunities is dependent upon, among other things, its ability to source and perform due diligence on available and appropriate Opportunities, and to obtain additional funding and financing for, and to negotiate, document and execute on, such Opportunities (and to fund and provide for post-transaction personnel, support, working capital and other needs as applicable).

Competition

In considering, approaching and pursuing Opportunities, the Company faces a highly competitive, rapidly evolving and difficult environment.  Potential competitors for Opportunities include a wide variety of venture capital, private equity, investment and other funds, as well as individual, private and public investors, joint venture partners and acquirers, and other organizations (including strategically positioned operating companies pursuing the same or similar investment, joint venture and/or acquisition opportunities), most of which enjoy capital, access to capital and significantly greater financial, management, operational, technology and technical resources than the Company.

Liquidity and Capital Resources

The Company’s cash and cash equivalents as of June 30, 2014 aggregated $805,347 which management believes, based on the Company’s recent and expected operating expenses and internally prepared 15-month Cash Budget, will be sufficient to fund the Company’s working capital requirements at least through March 31, 2015.  As previously reported initially in the Company’s December 2012 8-K and as discussed above under Note 1 (“Notes Payable to Related Parties”), in December 2012, (i) the Majority Stockholder Trust provided the Company with a $1,200,000 loan, and (ii) the maturity dates (principal and all accrued interest) on all of the Company’s existing outstanding indebtedness were extended to March 31, 2015.  In the event (a) the Company does not generate revenue or income sufficient to fund its operations, activities and expenses, or (b) third-party funding or financing does not become available to the Company on terms acceptable to the Company prior to the Company exhausting its existing cash and cash equivalents, the Company will not be able to fund its working capital or operations and would be entirely dependent upon the continued funding, loans and working capital advances from the Majority Stockholder Trust (which are provided in the Majority Stockholder Trust’s sole discretion).  The Company has received no loans, advances or funding, from the Majority Stockholder Trust or any other party, since December 2012, and neither the Majority Stockholder Trust nor any other party has made any commitment or undertaken any obligation to provide additional funding or financing to the Company (or to extend the maturity dates on existing indebtedness), including in connection with working capital needs, preparing, negotiating, reaching a definitive agreement with respect to or consummating any Opportunities or furthering the commercial development of the Real Property.  All of the Company’s existing outstanding indebtedness is schedule to mature on March 31, 2015.  There can be no assurance that the Majority Stockholder Trust (or any other affiliate of Dr. Pearce or any other party) will provide further funding or financing to the Company, or that the Majority Stockholder Trust (or any other affiliate of Dr. Pearce) will agree to extend the maturity dates on any existing indebtedness.  In addition, if the Majority Stockholder Trust (or any affiliate of Dr. Pearce), in its discretion, were to provide or facilitate any such additional funding or financing, there can be no assurance that the Majority Stockholder Trust would continue to do so (or extend maturity dates on existing indebtedness) in the future, or regarding the amount, terms, restrictions or conditions of any such funding or financing.  The Company’s efforts to obtain additional funding or financing to fund its continued existence beyond March 31, 2015 may require significant effort, costs and expenditures, and if the Company succeeds in obtaining such financing, the amount and terms of such financing could be onerous and result in substantial dilution of existing capital stock (particularly Class A Common Stock) ownership interests as well as increased borrowings and interest expense.

The Majority Stockholder Trust is the sole owner of the outstanding shares of the Company’s Series B Preferred Stock.  Dividends on the Series B Preferred Stock are cumulative and accrue at a rate of 10% per annum on the preferred stock’s stated liquidation value of $1,000 per share and must be paid before any dividends may be paid on any other class or series of common or preferred stock; in addition, no other class or series of common or preferred stock may be redeemed or repurchased nor may the Series B Preferred Stock be altered or modified without the approval of the holder(s) of the Series B Preferred Stock.  As of June 30, 2014, dividends of $3,213,000 were accumulated and unpaid on the Company’s Series B Preferred Stock.  The accumulated amount, in addition to any additional amounts that may accrue, will be charged to retained earnings, if any, or additional paid-in capital, if and/or when declared by the Company’s Board of Directors.

As noted above under Note 1, other than a relatively small amount of lease income currently deriving from the Short-Term Lease, the Company has no operating revenues and, even though the Company has decided to continue to focus on, consider and (as applicable and as the Board deems appropriate) pursue potential Opportunities, there can be no assurance that this strategy will be successful or that it will generate any operating revenues or income in the future.

Financial Condition at June 30, 2014 Compared to December 31, 2013

The Company’s total assets decreased from approximately $1,452,000 at the end of 2013 to approximately $1,232,000 on June 30, 2014, primarily reflecting the decrease of cash and cash equivalents used for payments of operating expenses, offset by an increase of prepaid expenses.

The Company’s total liabilities increased from approximately $3,521,000 at the end of 2013 to approximately $3,564,000 at June 30, 2014, primarily due to increased (i) accounts payable and accrued expenses of approximately $5,000 and (ii) an increase in accrued interest payable to a related party of approximately $62,000, offset by a decrease in accrued professional fees of approximately $23,000.

The Company’s working capital decreased from approximately $995,000 at the end of 2013 to a deficit of approximately $2,732,000 at June 30, 2014, primarily reflecting the decrease of approximately $226,000 of cash used for payments of operating expenses and a decrease in accrued professional fees of approximately $23,000, offset by an increase in short-term notes payable and short-term accrued interest of approximately $3,526,000 (due on a maturity date of March 31, 2015), $3,464,000 of which was previously classified as long-term notes payable and long-term accrued interest as of December 31, 2013, and an increase of prepaid expenses of approximately $6,000 and an increase in accounts payable and accrued expenses of approximately $5,000.

Comparison of Results of Operations for the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013

The Company’s net loss before income taxes decreased from approximately $143,000 for the three months ended June 30, 2013 to approximately $132,000 for the three months ended June 30, 2014.  The variance primarily reflects a decrease in professional fees of approximately $16,000 offset by an increase in general and administrative fees of approximately $4,000.

Comparison of Results of Operations for the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013

The Company’s net loss before income taxes decreased from approximately $293,000 for the six months ended June 30, 2013 to approximately $263,000 for the six months ended June 30, 2014.  The variance primarily reflects a decrease in general and administrative fees of approximately $27,000.

Off-Balance Sheet Arrangements

As of June 30, 2014, the Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on the current or future financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties.  Please see the section entitled “Forward-Looking Statements” on page 13 for important information to consider when evaluating such statements and related notes included under Item 1 hereof.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).   As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of the Company’s Acting Principal Executive Officer and Acting Principal Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2014, the end of the period covered by this report.  Based on that review and evaluation, the Acting Principal Executive Officer and Acting Principal Financial Officer, along with the management of the Company, have determined that as of June 30, 2014, the disclosure controls and procedures are effective.

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

As of June 30, 2014, the Company was not involved in any material claims, lawsuits or legal proceedings.

Item 1A.	Risk Factors

As a “smaller reporting company,” as defined by the Securities and Exchange Commission regulations promulgated under the Exchange Act, the Company is not required to provide the information required by this item.  Notwithstanding this, this Report contains certain forward-looking statements that involve risks and uncertainties, and the Company’s business, operations and future are subject to certain risks and uncertainties.  Please see the section entitled “Forward-Looking Statements” on pages 13 for important information to consider when evaluating such statements (and related notes) included in, and when considering risks and uncertainties, in connection with this Report and the future of the Company, its business and value.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of equity securities during the fiscal quarter ending June 30, 2014.

Item 3.	Defaults Upon Senior Securities

As of June 30, 2014, the Company did not experience any defaults with respect to any outstanding indebtedness of the Company.  As of the date of filing this Report, dividends of $3,213,000 were accumulated and unpaid on the Series B Preferred Stock.

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

LE@P TECHNOLOGY, INC.

Dated: August 1, 2014	By:	/s/ Timothy C. Lincoln
Timothy C. Lincoln
Acting Principal Executive Officer

Dated: August 1, 2014	By:	/s/ Mary E. Thomas
Mary E. Thomas
Acting Principal Financial Officer

Exhibit Index

Exhibit	Description

31.1	Certification of Acting Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Acting Principal Executive Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Acting Principal Financial Officer relating to Periodic Financial Report pursuant to 18 U.S.C. Section 1350.