Form 10-Q
period 2014-09-30
LEAP TECHNOLOGY INC / DE
filed 2014-11-05
CIK 110027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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

Class A Common Stock, par value $0.01 per share:  65,195,909 shares outstanding at November 5, 2014

Class B Common Stock, par value $0.01 per share:  25,000 shares outstanding at November 5, 2014

LE@P TECHNOLOGY, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$760,497	$1,031,311
Prepaid expenses	17,086	20,689
Total current assets	777,583	1,052,000

Property and equipment, net	400,000	400,000

Other assets	170	170

Total assets	$1,177,753	$1,452,170

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(continued)

	(Unaudited)
	September 30, 2014	December 31, 2013

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued expenses	$20,988	$9,187
Accrued professional fees	31,663	27,084
Accrued compensation and related liabilities	19,523	20,535
Short-term notes payable to related party	3,337,652	-
Short-term accrued interest payable to related party	220,148	-
Total current liabilities	3,629,974	56,806

Long-term notes payable to related party	-	3,337,652

Long-term accrued interest payable to related party	-	126,534

Total liabilities	3,629,974	3,520,992

Commitments and contingencies
Stockholders’ deficiency:
Preferred stock, $0.001 par value per share. 25,000,000 shares authorized, and 2,170 shares issued and outstanding at September 30, 2014 and December 31, 2013.	2,170,000	2,170,000
Class A Common Stock, $0.01 par value per share. 149,975,000 shares authorized, and 65,280,759 shares issued and outstanding at September 30, 2014 and December 31, 2013.	652,808	652,808
Class B Common Stock, $0.01 par value per share. 25,000 shares authorized, issued and outstanding at September 30, 2014 and December 31, 2013.	250	250
Additional paid-in capital	35,981,387	35,981,387
Accumulated deficit	(41,207,206)	(40,823,807)
Treasury stock, at cost. 84,850 shares at September 30, 2014 and December 31, 2013.	(49,460)	(49,460)
Total stockholders’ deficiency	(2,452,221)	(2,068,822)
Total liabilities and stockholders’ deficiency	$1,177,753	$1,452,170

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013

Revenue		$-		$-		$-		$-

Expenses:
Salaries and benefits		9,731		11,831		21,301		23,234
Professional fees		50,535		33,894		166,166		152,171
General and administrative		31,757		28,210		107,318		129,263
Total expenses		92,023		73,935		294,785		304,668

Loss from operations		(92,023)		(73,935)		(294,785)		(304,668)

Other income (expense):
Rental income		3,000		2,000		5,000		2,000
Interest expense		(31,548)		(31,548)		(93,614)		(93,613)
Total other income (expense)		(28,548)		(29,548)		(88,614)		(91,613)

Loss before income taxes		(120,571)		(103,483)		(383,399)		(396,281)

Provision for income taxes		-		-		-		-

Net loss		(120,571)		(103,483)		(383,399)		(396,281)

Dividends undeclared on cumulative preferred stock		54,250		54,250		162,750		162,750

Net loss attributable to common stockholders		$(174,821)		$(157,733)		$(546,149)		$(559,031)

Basic and diluted net loss per share:
Net loss per common share	$	(0.00)	$	(0.00)	$	(0.00)	$	(0.00)
Net loss attributable to common stockholders	$	(0.00)	$	(0.00)	$	(0.01)	$	(0.01)

Basic and diluted weighted average shares outstanding		65,305,759		65,305,759		65,305,759		65,305,759

See notes to condensed consolidated financial statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(383,399)	$(396,281)
Changes in operating assets and liabilities:
Prepaid expenses	3,603	(20,829)
Accounts payable and accrued expenses	11,801	(2,950)
Accrued professional fees	4,579	(28,143)
Accrued compensation and related liabilities	(1,012)	2,014
Accrued interest payable to related party	93,614	93,613
Net cash used in operating activities	(270,814)	(352,576)

Net decrease in cash	(270,814)	(352,576)
Cash and cash equivalents at beginning of period	1,031,311	1,454,712
Cash and cash equivalents at end of period	$760,497	$1,102,136

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to condensed consolidated financial statements

Le@P Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2014
(Unaudited)

1.	The Company

Le@P Technology, Inc. (the “Company”) currently has no business operations, has no revenues or revenue-producing activities and has limited cash.  As further discussed below, the Company has ongoing expenses as well as substantial indebtedness and liabilities.

As previously reported initially on the Company’s Current Report on Form 8-K dated December 27, 2012 (the “December 2012 8-K”), the M. Lee Pearce Living Trust (the “Majority Stockholder Trust”), of which the Company’s indirect and beneficial majority stockholder, M. Lee Pearce, M.D. (“Dr. Pearce”), is the 100% beneficial owner (Dr. Pearce, together with entities owned or controlled by him that own capital stock of the Company are collectively referred to as the “Majority Stockholder”), provided the Company with a $1,200,000 loan in December 2012 (the “December 2012 Loan”), on the terms disclosed, including a 3.75% interest rate and maturity date for principal and all accrued interest of March 31, 2015.  Based on the Company’s year-to-date and anticipated operating expenses and management’s internally prepared cash budget for the 15-month period ended March 31, 2015 (the “15-month Cash Budget”), management believes that the Company’s current cash and cash equivalents will be sufficient to fund the Company’s working capital requirements through March 31, 2015 and perhaps longer, but not through year-end 2015.

The Company’s Board of Directors (the “Board” or “Board of Directors”) plans to continue to focus on, consider and  pursue (subject to budget and cash constraints) potential acquisition and possibly investment and joint venture opportunities (particularly those in the health care technology, products and services and life sciences arenas) (“Opportunities”) that come to the attention of Board members or management.  This may include Opportunities introduced by Dr. Pearce or his network of contacts.  The Board from time to time also evaluates other alternatives with respect to the Company and its future.  Despite planning discussions regarding the Company’s pursuit of Opportunities held during 2013 and thus far in 2014 with both management and, through a Board representative, with Dr. Pearce, the Company has not identified and was not, as of September 30, 2014, pursuing any specific Opportunities.  The Company has very limited management and financial resources available to consider and pursue Opportunities.  The Company’s 15-month Cash Budget includes an allocation of $162,000 for limited funding of the investigation and initial pursuit of possible Opportunities (including due diligence, investigation and initial/preliminary legal expenses, but not including purchase price or legal or accounting expenses associated with preparing, negotiating, reaching a definitive agreement regarding or consummating any such transaction), of which approximately $19,000 was expended through September 30, 2014.  The ability of the Company to identify and reach (preliminary or definitive) agreement on and/or ultimately consummate any such Opportunity is dependent upon, among other things, its ability to source and perform due diligence on available and appropriate Opportunities, and to obtain additional funding and financing for, and to negotiate, document and execute on, such Opportunities (and to fund and provide for post-transaction personnel, support, working capital and other needs as applicable).

The only material asset of the Company (other than cash and cash equivalents and prepaid expenses) is certain real property located in Broward County, Florida (the “Real Property”), which is owned by the Company’s wholly-owned subsidiary, Parkson Property LLC (“Parkson”).  The Real Property is zoned light industrial, consists of approximately one and one-third acres and is currently undeveloped and unleased.  During 2014, the Company leased the Real Property to unrelated third party tenants under two separate leases, one at $1,000 per month and one at $1,500 per month, but these leases have ended, the tenants have vacated the Real Property and the Company had no tenant for the Real Property as of September 30, 2014.  In addition, in order to lease the Real Property again, certain regulatory compliance and possibly development matters would need to be addressed (and the expenses associated therewith paid).  The Real Property is encumbered by a note (as discussed and defined further in Note 3 below, the “December 2012 Parkson Replacement Note”) and related mortgage in the aggregate principal amount as of September 30, 2014 of $821,184, with accumulated interest as of that date of $54,164.  The December 2012 Parkson Replacement Note bears interest at the rate of 3.75% per annum and matures (both principal and all accrued interest) on March 31, 2015.  Based on an independent appraisal of the fair market value of the Real Property dated October 6, 2014 and an unsolicited, conditional offer received from a third party to purchase the Real Property received on September 4, 2014, the indebtedness evidenced by the December 2012 Parkson Replacement Note exceeds the value of the Real Property.  The Company has no revenue associated with the Real Property, despite having operating, financing and insurance costs associated with the Real Property.  The Company’s 15-month Cash Budget includes an allocation of $25,000 for the limited funding of initial, modest development of the property, including limited architectural fees and permitting/development expenses, but not including actual construction costs, regarding the Real Property, none of which was expended through September 30, 2014.  The Company continues to consider and evaluate its options with respect to the development, lease and sale of the Real Property.

On August 4, 2014, the Company submitted one and two-year working capital cash budgets to Dr. Pearce, on behalf of the Majority Stockholder Trust and affiliates, together with a request (the “Funding & Extension Request”) that the Majority Stockholder Trust (and/or affiliates) consider (i) providing the Company with an additional working capital loan or loans in the minimal amount of approximately $125,000 (i.e., an amount sufficient to fund working capital and anticipated expenses at least through March 31, 2016) and (ii) agreeing to extend the maturity dates of the loans provided by the Majority Stockholder Trust and affiliates under the December 2012 Parkson Replacement Note and the December 2012 Le@P Combined Renewal Note (defined in this Item 1, below (“Notes Payable to Related Parties”)).  As of September 30, 2014, the Company had not received any undertaking or commitment from the Majority Stockholder Trust or affiliates regarding or in response to the Company’s Funding & Extension Request, and had not received any undertaking or commitment from any other party regarding the provision of funding, loans or financing to the Company.  All of the Company’s existing outstanding indebtedness is scheduled to mature on March 31, 2015, and the Company does not have sufficient cash on hand or available capital resources to pay off such indebtedness on maturity.  There can be no assurance that the Majority Stockholder Trust (or any other affiliate of Dr. Pearce or any other party) will provide further funding or financing to the Company, or that the Majority Stockholder Trust (or any other affiliate of Dr. Pearce) will agree to extend the maturity dates on any existing outstanding indebtedness.  In addition, if the Majority Stockholder Trust (or any affiliate of Dr. Pearce), in its discretion, were to provide or facilitate any such additional funding or financing, there can be no assurance that the Majority Stockholder Trust (or such affiliate) would continue to do so (or extend maturity dates on existing indebtedness) in the future, or regarding the amount, terms, restrictions or conditions of any such funding or financing.  The Company’s continued operation and existence, therefore, depends entirely upon obtaining additional funding or financing in the form of debt or equity for which it has no present commitments.  Absent an extension of loan maturities, if the Company does not succeed in raising additional funding or financing or revenue sources before its existing outstanding indebtedness matures on March 31, 2015 (or before its cash is exhausted, if that were to occur prior to March 31, 2015), the Company will be forced to cease operations, terminate its reporting as a public company and, ultimately, liquidate and/or dissolve, resulting in the complete loss of value of all equity holdings in the Company.

Operating Losses and Cash Flow Deficiencies

As noted above, the Company currently has no business operations, has no revenues or revenue-producing activities, has limited cash and has ongoing expenses as well as substantial indebtedness and liabilities.  The Company has relied entirely upon the Majority Stockholder Trust (and other affiliates of Dr. Pearce) to fund working capital and expenses (and to extend maturities on indebtedness owing to the Majority Stockholder Trust and affiliates), acting in its (and their) discretion.  The Company has received no loans, advances or funding, from the Majority Stockholder Trust or affiliates or any other party, since December 2012.  As noted above, the Company submitted the Funding & Extension Request to Dr. Pearce, on behalf of the Majority Stockholder Trust and affiliates, on August 4, 2014.  As of September 30, 2014, the Company had not received any undertaking or commitment from the Majority Stockholder Trust or affiliates regarding or in response to the Company’s Funding & Extension Request, and had not received any undertaking or commitment from any other party regarding the provision of funding, loans or financing to the Company.  All of the Company’s existing outstanding indebtedness is scheduled to mature on March 31, 2015, and the Company does not have sufficient cash on hand or available capital resources to pay off such indebtedness on maturity.  There can be no assurance that the Majority Stockholder Trust (or any other affiliate of Dr. Pearce or any other party) will provide further funding or financing to the Company, or that the Majority Stockholder Trust (or any other affiliate of Dr. Pearce) will agree to extend the maturity dates on any existing outstanding indebtedness.  In addition, if the Majority Stockholder Trust (or any affiliate of Dr. Pearce), in its discretion, were to provide or facilitate any such additional funding or financing, there can be no assurance that the Majority Stockholder Trust (or such affiliate) would continue to do so (or extend maturity dates on existing indebtedness) in the future, or regarding the amount, terms, restrictions or conditions of any such funding or financing.  The Company’s efforts to obtain additional funding or financing to fund its continued existence beyond March 31, 2015 may require significant effort, costs and expenditures, and if the Company succeeds in obtaining such financing, the amount and terms of such financing could be onerous and result in substantial dilution of existing capital stock (particularly Class A Common Stock) ownership interests as well as increased borrowings and interest expense.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included.  Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

As noted above, the Company’s wholly-owned subsidiary, Parkson, owns the Real Property.  Parkson purchased the Real Property on September 28, 2001 from Bay Colony Associates, Ltd., an entity wholly-owned by Dr. Pearce, in exchange for a two-month note in the amount of $37,500, and a five-year note (the “Long Term Note”) and related mortgage in the amount of $712,500.  The purchase price was based on an independent third-party appraisal.  As previously reported initially on the Company’s December 2012 8-K, the Long Term Note was replaced a number of times and is currently evidenced by a Renewal Promissory Note (Parkson Property) dated December 27, 2012 (the “December 2012 Parkson Replacement Note”) in the principal amount of $821,184, with accumulated interest as of September 30, 2014 of $54,164.  The December 2012 Parkson Replacement Note bears interest at the rate of 3.75% per annum and matures (both principal and all accrued interest) on March 31, 2015.  As noted above, the indebtedness evidenced by the December 2012 Parkson Replacement Note exceeds the value of the Real Property, and the Company has no revenue associated with the Real Property, despite having operating, financing and insurance costs associated with the Real Property.  The Company’s 15-month Cash Budget includes an allocation of $25,000 for the limited funding of initial, modest development of the property, including limited architectural fees and permitting/development expenses, but not including actual construction costs, regarding the Real Property, none of which was expended through September 30, 2014.  The Company continues to consider and evaluate its options with respect to the development, lease and sale of the Real Property.

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

As previously reported initially on the Company’s December 2012 8-K, on December 27, 2012, the Majority Stockholder Trust, as holder of and payee under the Working Capital Notes, agreed: (i) to extend the maturity date of the total outstanding indebtedness under the Working Capital Notes from June 30, 2013 to March 31, 2015 (the “Extended Maturity Date”), and (ii) to combine the total outstanding indebtedness evidenced by and under the December 2012 Loan and the Working Capital Notes (including outstanding principal and accrued interest through December 27, 2012) into a single note, thereby replacing these notes with a Renewal Promissory Note (Working Capital) dated December 27, 2012 in the principal amount of $2,516,467 (the “December 2012 Le@P Combined Renewal Note”).  The principal and all accrued interest – at the agreed rate of 3.75% per annum – under the December 2012 Le@P Combined Renewal Note are due in one lump sum on the Extended Maturity Date (of March 31, 2015).  Other than the new (combined) principal amount, which includes the principal amount of the December 2012 Loan, and the extension of the maturity date, in each case as noted above, the terms of the Working Capital Notes were not changed and these notes (and the obligations thereunder) are now incorporated in and replaced and evidenced by the December 2012 Le@P Combined Renewal Note.

All of the Company’s existing outstanding indebtedness is schedule to mature on March 31, 2015.  The total amount of such indebtedness (principal and interest), all due to related parties, as of September 30, 2014 was $3,557,800. As noted above, the Company does not have sufficient cash on hand or available capital resources to pay off such indebtedness on maturity.

As noted above, the Company submitted the Funding & Extension Request to Dr. Pearce, on behalf of the Majority Stockholder Trust and affiliates, on August 4, 2014.  As of September 30, 2014, the Company had not received any undertaking or commitment from the Majority Stockholder Trust or affiliates regarding or in response to the Company’s Funding & Extension Request, and had not received any undertaking or commitment from any other party regarding the provision of funding, loans or financing to the Company.  All of the Company’s existing outstanding indebtedness is scheduled to mature on March 31, 2015, and the Company does not have sufficient cash on hand or available capital resources to pay off such indebtedness on maturity.  There can be no assurance that the Majority Stockholder Trust (or any other affiliate of Dr. Pearce or any other party) will provide further funding or financing to the Company, or that the Majority Stockholder Trust (or any other affiliate of Dr. Pearce) will agree to extend the maturity dates on any existing outstanding indebtedness.  In addition, if the Majority Stockholder Trust (or any affiliate of Dr. Pearce), in its discretion, were to provide or facilitate any such additional funding or financing, there can be no assurance that the Majority Stockholder Trust (or such affiliate) would continue to do so (or extend maturity dates on existing indebtedness) in the future, or regarding the amount, terms, restrictions or conditions of any such funding or financing.  The Company’s efforts to obtain additional funding or financing to fund its continued existence beyond March 31, 2015 may require significant effort, costs and expenditures, and if the Company succeeds in obtaining such financing, the amount and terms of such financing could be onerous and result in substantial dilution of existing capital stock (particularly Class A Common Stock) ownership interests as well as increased borrowings and interest expense.

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
•            Possible regulatory considerations in connection with the Investment Company Act of 1940;
•            Contingent liabilities; and
•        Other risks referenced from time to time in the Company’s filings with the Securities and Exchange Commission.

The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Strategy

As noted above, the Company currently has no business operations, has no revenues or revenue-producing activities, has limited cash and has ongoing expenses as well as substantial indebtedness and liabilities.

During 2014, the Company’s Board of Directors plans to continue to focus on, consider and pursue (subject to budget and cash constraints) potential Opportunities that come to the attention of Board members or management.  This may include Opportunities introduced by Dr. Pearce or his network of contacts.  The Board from time to time also evaluates other alternatives with respect to the Company and its future.  Despite planning discussions regarding the Company’s pursuit of Opportunities held during 2013 and thus far in 2014 with both management and, through a Board representative, with Dr. Pearce, the Company has not identified and was not, as of September 30, 2014, pursuing any specific Opportunities.  The Company has very limited management and financial resources available to consider and pursue Opportunities.  As noted above, the Company’s 15-month Cash Budget includes an allocation of (i) $162,000 for limited funding of the investigation and initial pursuit of possible Opportunities, approximately $19,000 of which was expended through September 30, 2014, and (ii) $25,000 for initial and limited commercial development plans (including limited architectural fees and permitting/development expenses, but not including actual construction costs) regarding the Real Property, none of which was expended through September 30, 2014.  The ability of the Company to identify and reach (preliminary or definitive) agreement on and/or ultimately consummate any such Opportunities is dependent upon, among other things, its ability to source and perform due diligence on available and appropriate Opportunities, and to obtain additional funding and financing for, and to negotiate, document and execute on, such Opportunities (and to fund and provide for post-transaction personnel, support, working capital and other needs as applicable).

Competition

In considering, approaching and pursuing Opportunities, the Company faces a highly competitive, rapidly evolving and difficult environment.  Potential competitors for Opportunities include a wide variety of venture capital, private equity, investment and other funds, as well as individual, private and public investors, joint venture partners and acquirers, and other organizations (including strategically positioned operating companies pursuing the same or similar acquisition, investment and/or joint venture opportunities), most of which enjoy capital, access to capital and significantly greater financial, management, operational, technology and technical resources than the Company.

Liquidity and Capital Resources

The Company’s cash and cash equivalents as of September 30, 2014 aggregated $760,497 which management believes, based on the Company’s recent and expected operating expenses and internally prepared 15-month Cash Budget, will be sufficient to fund the Company’s working capital requirements [at least through March 31, 2015.]  As previously reported initially in the Company’s December 2012 8-K and as discussed above under Note 1 (“Notes Payable to Related Parties”), in December 2012, (i) the Majority Stockholder Trust provided the Company with a $1,200,000 loan, and (ii) the maturity dates (principal and all accrued interest) on all of the Company’s existing outstanding indebtedness were extended to March 31, 2015.  In the event (a) the Company does not generate revenue or income sufficient to fund its operations, activities and expenses, or (b) funding, loans or financing from third parties does not become available to the Company on terms acceptable to the Company prior to the Company exhausting its existing cash and cash equivalents, the Company will not be able to fund its working capital or operations and would be entirely dependent upon the continued funding, loans and working capital advances from the Majority Stockholder Trust (which are provided in the Majority Stockholder Trust’s sole discretion).  The Company has received no loans, advances or funding, from the Majority Stockholder Trust or affiliates or any other party, since December 2012, and neither the Majority Stockholder Trust nor any other party has made any commitment or undertaken any obligation to provide additional funding, loans or financing to the Company (or to extend the maturity dates on existing indebtedness), including in connection with working capital needs, preparing, negotiating, reaching a definitive agreement with respect to or consummating any Opportunities or furthering the commercial development of the Real Property.

All of the Company’s existing outstanding indebtedness is scheduled to mature on March 31, 2015, and the Company does not have sufficient cash on hand or available capital resources to pay off such indebtedness on maturity.  As noted above, the Company submitted the Funding & Extension Request to Dr. Pearce, on behalf of the Majority Stockholder Trust and affiliates, on August 4, 2014.  As of September 30, 2014, the Company had not received any undertaking or commitment from the Majority Stockholder Trust or affiliates regarding or in response to the Company’s Funding & Extension Request, and had not received any undertaking or commitment from any other party regarding the provision of funding, loans or financing to the Company.  There can be no assurance that the Majority Stockholder Trust (or any other affiliate of Dr. Pearce or any other party) will provide further funding or financing to the Company, or that the Majority Stockholder Trust (or any other affiliate of Dr. Pearce) will agree to extend the maturity dates on any existing outstanding indebtedness.  In addition, if the Majority Stockholder Trust (or any affiliate of Dr. Pearce), in its discretion, were to provide or facilitate any such additional funding or financing, there can be no assurance that the Majority Stockholder Trust (or such affiliate) would continue to do so (or extend maturity dates on existing indebtedness) in the future, or regarding the amount, terms, restrictions or conditions of any such funding or financing.  The Company’s efforts to obtain additional funding or financing to fund its continued existence beyond March 31, 2015 may require significant effort, costs and expenditures, and if the Company succeeds in obtaining such financing, the amount and terms of such financing could be onerous and result in substantial dilution of existing capital stock (particularly Class A Common Stock) ownership interests as well as increased borrowings and interest expense.

The Majority Stockholder Trust is the sole owner of the outstanding shares of the Company’s Series B Preferred Stock.  Dividends on the Series B Preferred Stock are cumulative and accrue at a rate of 10% per annum on the preferred stock’s stated liquidation value of $1,000 per share and must be paid before any dividends may be paid on any other class or series of common or preferred stock; in addition, no other class or series of common or preferred stock may be redeemed or repurchased nor may the Series B Preferred Stock be altered or modified without the approval of the holder(s) of the Series B Preferred Stock.  As of September 30, 2014, dividends of $3,267,250 were accumulated and unpaid on the Company’s Series B Preferred Stock.  The accumulated amount, in addition to any additional amounts that may accrue, will be charged to retained earnings, if any, or additional paid-in capital, if and/or when declared by the Company’s Board of Directors.

As noted above under Note 1, the Company has no operating revenues and, even though the Company’s Board of Directors plans to continue to focus on, consider and pursue (subject to budget and cash constraints) potential Opportunities, there can be no assurance that this strategy will be successful or that it will generate any operating revenues or income in the future.

Financial Condition at September 30, 2014 Compared to December 31, 2013

The Company’s total assets decreased from approximately $1,452,000 at the end of 2013 to approximately $1,178,000 on September 30, 2014, primarily reflecting the decrease of cash and cash equivalents used for payments of operating expenses.

The Company’s total liabilities increased from approximately $3,521,000 at the end of 2013 to approximately $3,630,000 at September 30, 2014, primarily due to increased (i) accounts payable and accrued expenses of approximately $12,000, (ii) an increase in accrued interest payable to a related party of approximately $94,000, and (iii) an increase in accrued professional fees of approximately $5,000.

The Company’s working capital decreased from approximately $995,000 at the end of 2013 to a deficit of approximately $2,852,000 at September 30, 2014, primarily reflecting the decrease of approximately $271,000 of cash used for payments of operating expenses, as well as an increase in short-term notes payable and short-term accrued interest of approximately $3,558,000 (due on a maturity date of March 31, 2015), $3,464,000 of which was previously classified as long-term notes payable and long-term accrued interest as of December 31, 2013, an increase in accounts payable and accrued expenses of approximately $12,000, an increase in accrued professional fees of approximately $5,000, and a decrease in prepaid expenses of approximately $4,000.

Comparison of Results of Operations for the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013

The Company’s net loss before income taxes increased from approximately $103,000 for the three months ended September 30, 2013 to approximately $121,000 for the three months ended September 30, 2014.  The variance primarily reflects an increase in professional fees of approximately $17,000.

Comparison of Results of Operations for the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013

The Company’s net loss before income taxes decreased from approximately $396,000 for the nine months ended September 30, 2013 to approximately $383,000 for the nine months ended September 30, 2014.  The variance primarily reflects a decrease in general and administrative fees of approximately $22,000, offset by an increase in professional fees of approximately $14,000.

Off-Balance Sheet Arrangements

As of September 30, 2014, the Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on the current or future financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties.  Please see the section entitled “Forward-Looking Statements” on page 14 for important information to consider when evaluating such statements and related notes included under Item 1 hereof.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).   As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of the Company’s Acting Principal Executive Officer and Acting Principal Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2014, the end of the period covered by this quarterly report on Form 10-Q (this “Report”).  Based on that review and evaluation, the Acting Principal Executive Officer and Acting Principal Financial Officer, along with the management of the Company, have determined that as of September 30, 2014, the disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting During Last Fiscal Quarter

Our Acting Principal Executive Officer and Acting Principal Financial Officer have identified no change in the Company’s “internal control over financial reporting” (as defined in Exchange Act Rule 13a-15(f)) that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

As of September 30, 2014, the Company was not involved in any material claims, lawsuits or legal proceedings.

Item 1A.	Risk Factors

As a “smaller reporting company,” as defined by the Securities and Exchange Commission regulations promulgated under the Exchange Act, the Company is not required to provide the information required by this item.  Notwithstanding this, this Report contains certain forward-looking statements that involve risks and uncertainties, and the Company’s business, operations, financial condition, results of operations and future prospects are subject to certain risks and uncertainties.  Please see the section entitled “Forward-Looking Statements” on page 14, as well as other information disclosed in this Report, for important information to consider when evaluating such statements (and related notes) included in, and when considering risks and uncertainties, in connection with this Report and the Company, its business and value.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of equity securities during the fiscal quarter ending September 30, 2014.

Item 3.	Defaults Upon Senior Securities

As of September 30, 2014, the Company did not experience any defaults with respect to any outstanding indebtedness of the Company.  As of the date of filing this Report, dividends of $3,267,250 were accumulated and unpaid on the Series B Preferred Stock.

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

LE@P TECHNOLOGY, INC.

Dated: November 5, 2014	By:	/s/ Timothy C. Lincoln
Timothy C. Lincoln
Acting Principal Executive Officer

Dated: November 5, 2014	By:	/s/ Mary E. Thomas
Mary E. Thomas
Acting Principal Financial Officer

Exhibit Index

Exhibit	Description

31.1	Certification of Acting Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Acting Principal Executive Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Acting Principal Financial Officer relating to Periodic Financial Report pursuant to 18 U.S.C. Section 1350.