Form 10-K
period 2014-12-31
LEAP TECHNOLOGY INC / DE
filed 2015-03-25
CIK 110027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2014

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

Indicate by checkmark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $174,737.  Reference is made to the response to Item 5 of this Annual Report.

The number of shares of Class A Common Stock of the issuer outstanding as of March 25, 2015 was 65,195,909.  The number of shares of Class B Common Stock of the issuer outstanding as of March 25, 2015 was 25,000.

The number of shares of Series B Preferred Stock of the issuer outstanding as of March 25, 2015 was 2,170.

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

Brief History

The Company was organized in March 1997 under the laws of the State of Delaware under the name “Seal Holdings Corporation.”   In June 1997, the Company was party to a merger pursuant to which a Nevada corporation with securities registered under Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) was merged into the Company.  Except as otherwise expressly noted herein, when used in this report, the terms “Le@P” and the “Company” refer to Le@P Technology, Inc., its predecessor identified above (as relevant) and their respective subsidiaries.

Recent Activities; Status of the Company

The Company currently has no business operations, no revenues or revenue-producing activities, limited cash, and ongoing expenses as well as substantial indebtedness and liabilities.

As previously reported in the Company’s Current Report on Form 8-K dated December 17, 2014 (the “December 2014 8-K”), in December 2014 the Company received a $150,000 loan (the “December 2014 Loan”), on the terms disclosed (including a 3.75% interest rate and maturity date for principal and all accrued interest of March 31, 2016), from the M. Lee Pearce Living Trust (the “Majority Stockholder Trust”), of which the Company’s indirect and beneficial majority stockholder, M. Lee Pearce, M.D. (“Dr. Pearce”), is the 100% beneficial owner (Dr. Pearce, together with entities owned or controlled by him that own capital stock of the Company, are collectively referred to as the “Majority Stockholder”).  The Majority Stockholder’s beneficial ownership of the Company’s issued and outstanding capital stock is reported under Item 12 (in the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”) below.  The Company has received no additional loans, advances or funding, from the Majority Stockholder Trust or any other party, since December 2014.  Based on the Company’s year-to-date and anticipated operating expenses and management’s internally prepared cash budget for the 15-month period ending March 31, 2016 (the “15-month Cash Budget”), management believes that the Company’s current cash and cash equivalents will be sufficient to fund the Company’s working capital requirements at least through March 31, 2016. The Company’s 15-Month Cash Budget includes allocations for the funding of (i) up to $175,000 for the investigation and initial pursuit of possible acquisition, joint venture and investment opportunities as discussed further below (including due diligence, investigation and initial/preliminary legal expenses, but not purchase price or legal or accounting expenses associated with negotiating, reaching a definitive agreement regarding or consummating any such transaction), and (ii) $25,000 for limited improvement (including permitting and land use-related fees, but not including any construction or physical development costs) regarding the real property (the “Real Property”) owned by Le@P Technology, Inc.’s wholly-owned subsidiary, Parkson Property LLC (“Parkson”), located in Broward County, Florida.

During 2015, the Company’s Board of Directors (the “Board” or “Board of Directors”) plans to continue to consider and (as applicable and as it deems appropriate) pursue, subject to budget and cash constraints, potential acquisition and possibly joint venture and investment opportunities (particularly those in the health care technology, products and services and life sciences arenas) (“Opportunities”) that may come to the attention of Board members or management.  This may include Opportunities introduced by Dr. Pearce or his network of contacts.  The Board from time to time also evaluates other alternatives with respect to the Company and its future.  The Board held a number of planning discussions regarding the Company’s pursuit of Opportunities during 2014 with both management and, through a Board representative, with Dr. Pearce, and this process remains the subject of Board discussion and review.  As of December 31, 2014, the Company was not evaluating or pursuing any specific Opportunities. As noted above, the Company’s 15-month Cash Budget includes an allocation of up to $175,000 for limited funding of the investigation and initial pursuit of possible Opportunities. The ability of the Company to identify, reach (preliminary or definitive) agreement on and/or ultimately consummate any such Opportunity is dependent upon, among other things, the Company’s ability to obtain additional funding and financing for, and to source, negotiate and execute on, such Opportunities (and to fund and provide for post-transaction personnel, support, working capital and other needs as applicable).

Index
The only material asset of the Company (other than cash and cash equivalents and prepaid expenses) is the Real Property, which is owned by Le@P Technology, Inc.’s wholly-owned subsidiary, Parkson.  The Real Property is zoned light industrial, consists of approximately one and one-third acres and is currently undeveloped and unleased.  In order to lease the Real Property, certain regulatory compliance and possibly development matters would need to be addressed (and the expenses associated therewith paid).  The Real Property is encumbered by a note (as discussed and defined further in Item 2 below, the “December 2014 Parkson Replacement Note”) and related mortgage in the aggregate principal amount as of December 31, 2014 of $881,846.  The December 2014 Parkson Replacement Note bears interest at the rate of 3.75% per annum and matures (both principal and all accrued interest) on March 31, 2016.  Based on an October 2014 independent appraisal of the fair market value of the Real Property and an unsolicited, conditional offer received from a third party to purchase the Real Property received in September 2014, the indebtedness evidenced by the December 2014 Parkson Replacement Note exceeds the value of the Real Property.  The Company realizes no revenue associated with the Real Property, despite having operating, financing and insurance costs associated with the Real Property.  As noted above, the Company’s 15-month Cash Budget includes an allocation of $25,000 for limited development costs (including permitting and land use-related fees, but not including any construction or physical development costs) associated with the Real Property.

The Company’s total indebtedness outstanding as of December 31, 2014 was $3,734,204 (excluding accrued interest in the amount of $5,754).  The Company’s indebtedness substantially exceeds the book value of its assets.  As noted above, in December 2014, (i) the Company received the $150,000 December 2014 Loan from Majority Stockholder Trust, and (ii) through the December 2014 Parkson Replacement Note, the lender thereunder (an entity wholly-owned by Dr. Pearce), among other things, extended the maturity date (principal and all accrued interest) under that note from March 31, 2015 to March 31, 2016.  In addition, as previously reported in the Company’s December 2014 8-K, in December 2014, the Majority Stockholder Trust, among other things, agreed to extend the maturity date (principal and all accrued interest) on its other outstanding “working capital” loans to the Company (totaling $2,702,358 in principal amount as of December 31, 2014, excluding the December 2014 Loan amount), such that the principal and all accrued interest (at the rate of 3.75% per annum) are due in one lump sum on March 31, 2016.  As noted above, the Company’s management believes, based on the Company’s recent and expected operating expenses and the 15-month Cash Budget, that the Company’s cash resources will be sufficient to fund the Company’s working capital requirements at least through March 31, 2016.

During its recent history, the Company has relied entirely upon the Majority Stockholder Trust (and other affiliates of Dr. Pearce) to fund working capital and expenses (and to extend maturities on indebtedness owing to the Majority Stockholder Trust and affiliates), acting in its (and their) discretion.  The Company has received no loans, advances or funding, from the Majority Stockholder Trust or any other party, since December 2014.  Neither the Majority Stockholder Trust nor any other party has any made any commitment or undertaken any obligation to provide additional funding or financing to the Company (or to extend the maturity dates on existing indebtedness), including in connection with preparing, negotiating, reaching a definitive agreement with respect to or consummating any Opportunities or furthering the commercial development of the Real Property.  There can be no assurance that the Majority Stockholder Trust (or any other affiliate of the Majority Stockholder or any other party) will provide funding or financing to the Company, or that the Majority Stockholder Trust (or any other affiliate of the Majority Stockholder) will agree to extend the maturity dates on any existing indebtedness.  In addition, if the Majority Stockholder Trust (or any affiliate of the Majority Stockholder), in its discretion, were to provide or facilitate any such additional funding or financing, there can be no assurance that the Majority Stockholder Trust would continue to do so (or extend maturity dates on existing indebtedness) in the future, or regarding the amount, terms, restrictions or conditions of any such funding or financing.  The Company’s sourcing of additional funding or financing may require significant effort, costs and expenditures, and if the Company succeeds in obtaining such financing, the financing terms could be onerous and result in substantial dilution of existing capital stock positions as well as increased interest expense.

The Majority Stockholder Trust is the sole owner of the outstanding shares of the Company’s Series B Preferred Stock; as of December 31, 2014, dividends of $3,321,500 were accumulated and unpaid on the Company’s Series B Preferred Stock.

Employees

The Company currently has one part-time employee, whose employment is terminable at will.

Index
ITEM 1A.	RISK FACTORS

As a “smaller reporting company,” as defined by Securities and Exchange Commission (“SEC”) regulations promulgated under the Exchange Act, the Company is not required to provide the information required by this item.  Notwithstanding this, various risks incident to the Company, an investment in or ownership of the Company’s capital stock and its current plans and status (including regarding its capital, capital resources, outstanding indebtedness, liquidity, financial condition, results of operations, regulatory compliance and prospects) are discussed and described elsewhere in this Annual Report on Form 10-K.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As a “smaller reporting company,” as defined by SEC regulations promulgated under the Exchange Act, the Company is not required to provide the information required by this item.

ITEM 2.	PROPERTIES

Leased Property

The Company leases corporate office space located in Ft. Lauderdale, Florida from an unrelated third party.  The lease was renewed effective April 1, 2014, and provides for a term of one year and monthly rental payments of approximately $4,750.  The lease provides for automatic renewal of successive one-year terms unless either party provides at least 30 days’ prior written notice to the other of its intent to terminate the lease upon expiration of the then-current term.

The Company subleases a portion of its office space on a month-to-month basis to an entity which is beneficially owned and controlled by the Majority Stockholder Trust for the monthly amount of $4,246.  The total rents received in 2014 and 2013 were $50,955 and $49,249, respectively.

Ownership of Real Property; Related Indebtedness

As noted above, Le@P Technology, Inc.’s wholly-owned subsidiary, Parkson, owns the Real Property.  Parkson purchased the Real Property on September 28, 2001 from Bay Colony Associates, Ltd. (“Bay Colony”), an entity wholly-owned by Dr. Pearce, in exchange for a two-month note in the amount of $37,500, and a five-year note (the “Long Term Note”) and related mortgage in the amount of $712,500.  The purchase price was based on an independent third-party appraisal.  As previously reported on the Company’s December 2014 8-K, the Long Term Note was replaced a number of times and is currently evidenced by the December 2014 Parkson Replacement Note (as defined above) in the principal amount of $881,845.  The December 2014 Parkson Replacement Note bears interest at the rate of 3.75% per annum, with both principal and all accrued interest due in one lump sum on March 31, 2016.  Based on an October 2014 independent appraisal of the fair market value of the Real Property and an unsolicited, conditional offer received from a third party to purchase the Real Property received in September 2014, the indebtedness evidenced by the December 2014 Parkson Replacement Note exceeds the value of the Real Property.  As noted above, the Company realizes no revenue associated with the Real Property, despite having operating, financing and insurance costs associated with the Real Property.

As also noted above, the Company’s 15-month Cash Budget includes an allocation of $25,000 for limited development costs (including permitting and land use-related fees, but not including any construction or physical development costs) associated with the Real Property.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2014, the Company was not involved in any material claims, lawsuits or legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Index
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Holders

Based on information provided by the Company’s registrar and transfer agent, the Company had 577 holders of record of its Class A Common Stock as of March 25, 2015.

Based on information provided by the Company’s registrar and transfer agent, the Company had one record holder of its Class B Common Stock of one record holder of its Series B Preferred Stock, in each case, as of March 25, 2015.

Dividends

The Company did not pay any dividends on its Common Stock (Class A or Class B) in fiscal 2014 or fiscal 2013, and has no present plans or intention to pay dividends in the future.  The payment of cash dividends on the Company’s Common Stock is a matter within the discretion of the Board, and will depend upon the Company’s business (and ability to engage in a trade or business), earnings, cash on hand, financial and legal requirements and restrictions and other relevant factors.  With respect to the Company’s Series B Preferred Stock, dividends accrue at a rate of 10% per annum on the stock’s stated liquidation value of $1,000 per share, and all current and accumulated dividends on such preferred stock must be paid before any dividends may be paid on any other class or series of common or preferred stock.  As of December 31, 2014, dividends of $3,321,500 were accumulated and unpaid on the Company’s Series B Preferred Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth summary information regarding options granted and outstanding under equity compensation plans previously approved and not previously approved by the Company’s stockholders.  As of December 31, 2014, there were no outstanding or exercisable options, warrants, or rights to purchase shares of the Company’s Class A Common Stock.

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

Index
Unregistered Sales and Repurchases by the Company

During the year ended December 31, 2014, there were no equity securities issued or sold by the Company that were not registered under the Securities Act of 1933, as amended.  During the fourth quarter of 2014 (and the calendar year ended December 31, 2014), there were no repurchases by the Company of its securities.

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

Competition

The Company currently has no business operations.  As discussed above under Item 1 (“Recent Activities; Status of the Company”), during 2015, the Board plans to continue to consider and (as applicable and as it deems appropriate) pursue, subject to budget and cash constraints, potential acquisition and possibly joint venture and investment opportunities (particularly those in the health care technology, products and services and life sciences arenas) (“Opportunities”) that may come to the attention of Board members or management.  The Board from time to time also evaluates other alternatives with respect to the Company and its future.  The ability of the Company to identify, reach (preliminary or definitive) agreement on and/or ultimately consummate any such Opportunity is dependent upon, among other things, the Company’s ability to obtain additional funding and financing for, and to source, negotiate and execute on, such Opportunities (and to fund and provide for post-transaction personnel, support, working capital and other needs as applicable).

In addition, in considering, approaching and pursuing Opportunities, the Company faces a highly competitive, rapidly evolving and difficult environment.  Potential competitors for these opportunities (particularly those that are growing and are cash flow positive) include a wide variety of venture capital, private equity, investment and other funds, as well as individual, private and public investors, joint venture partners and acquirers, and other organizations (including strategically positioned operating companies pursuing the same or similar Opportunities), most of which enjoy capital, access to capital and significantly greater financial, management, operational and technical resources than the Company.

Index
Liquidity and Cash Requirements

The Company’s cash and cash equivalents as of December 31, 2014 aggregated $789,195 which management believes, based on the Company’s recent and expected operating expenses and internally prepared 15-month Cash Budget, will be sufficient to fund the Company’s working capital requirements at least through March 31, 2016.  As previously reported in the Company’s December 2014 8-K and as discussed above under Item 1 (“Recent Activities; Status of the Company”), in December of 2014, (i) the Majority Stockholder Trust provided the Company with a $150,000 loan, and (ii) the maturity dates (principal and all accrued interest) on all of the Company’s existing outstanding indebtedness were extended to March 31, 2016.  In the event (a) the Company does not generate revenue or income sufficient to fund its operations, activities and expenses, or (b) third-party funding or financing does not become available to the Company on terms acceptable to the Company prior to the Company exhausting its existing cash and cash equivalents, the Company will not be able to fund its working capital or operations and will continue to depend entirely upon funding, loans and working capital advances from the Majority Stockholder Trust (which are provided in the Majority Stockholder Trust’s discretion).  The Company has received no additional loans, advances or funding, from the Majority Stockholder Trust or any other party, since December 2014.  Neither the Majority Stockholder Trust nor any other party has made any commitment or undertaken any obligation to provide funding or financing to the Company (or to extend the maturity dates on existing indebtedness), and the Company currently has no prospect of obtaining further funding or financing.  There can be no assurance that the Majority Stockholder Trust (or any other affiliate of the Majority Stockholder or any other party) will provide funding or financing to the Company, or that the Majority Stockholder Trust (or any other affiliate of the Majority Stockholder) will agree to extend the maturity dates on any existing indebtedness.  In addition, if the Majority Stockholder Trust (or any affiliate of the Majority Stockholder), in its discretion, were to provide or facilitate any such funding or financing or to extend maturity dates on existing indebtedness, there can be no assurance that the Majority Stockholder Trust would continue to do so (or further extend maturity dates on existing indebtedness) in the future, or regarding the amount, terms, restrictions or conditions of any such funding or financing.

The Majority Stockholder Trust is the sole owner of the outstanding shares of the Company’s Series B Preferred Stock.  Dividends on the Series B Preferred Stock are cumulative and accrue at a rate of 10% per annum on the preferred stock’s stated liquidation value of $1,000 per share and must be paid before any dividends may be paid on any other class or series of common or preferred stock; in addition, no other class or series of common or preferred stock may be redeemed or repurchased nor may the Series B Preferred Stock be altered or modified without the approval of the holder(s) of the Series B Preferred Stock.  As of December 31, 2014, dividends of $3,321,500 were accumulated and unpaid on the Company’s Series B Preferred Stock.  The accumulated amount, in addition to any additional amounts accrued, will be charged to retained earnings, if any, or additional paid-in capital, if and/or when declared by the Company’s Board of Directors.

As noted above under Item 1 (“Recent Activities; Status of the Company”), the Company has no operating revenues and, even though the Company has decided to continue to focus on, consider and (as applicable and as the Board deems appropriate) pursue potential Opportunities, there can be no assurance that this strategy will be successful or that it will generate any operating revenues in the future.

Changes in Financial Condition and Results of Operations

The discussion below describes the Company’s material changes in financial condition as of December 31, 2014 compared with December 31, 2013, and its material changes in results of operations when comparing the year ended December 31, 2014 to the year ended December 31, 2013.   All amounts in the discussion below are approximate.

Index
Financial Condition at December 31, 2014 Compared to December 31, 2013

The Company’s total assets decreased to approximately $1,203,000 as of December 31, 2014 compared to approximately $1,452,000 as of December 31, 2013.  The decrease is primarily due to a decrease in cash of approximately $242,000 due to the payment of operating expenses for the year 2014.

The Company’s total liabilities increased to approximately $3,807,000 as of December 31, 2014 compared to approximately $3,521,000 as of December 31, 2013.  This increase in liabilities primarily reflects an increase of (i) outstanding indebtedness of approximately $397,000, which is due to the December 2014 Loan and accrued interest that was capitalized under other indebtedness owing to the Majority Stockholder Trust and affiliates; and (ii), accounts payable by approximately $17,000 due to state taxes owing in connection with the December 2014 Loan.

 Results of Operations for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

The Company’s operating expenses for 2014 were approximately $409,000 compared to approximately $388,000 for 2013, an increase of approximately $21,000 or approximately 5.4%. The increase in operating expenses primarily reflects the increase in professional fees of approximately $10,000 and an increase in salaries and benefits of approximately $23,000, offset by a decrease in other expenses of approximately $12,000.

The Company’s net loss for fiscal 2014 was approximately $535,000 compared to a net loss of approximately $513,000 for fiscal 2013.  The Company’s 2014 net loss (as compared to 2013) primarily reflects the variances in professional fee expenses, salaries and benefits and other expenses discussed in the preceding paragraph.

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

Off-Balance Sheet Arrangements

As of December 31, 2014, the Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on the current or future financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources of the Company.

Note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties.  Please see the section entitled “Forward-Looking Statements” on page 5 for important information to consider when evaluating such statements, as well as related notes included under Item 8 (and Exhibit F) hereof.

Index
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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)	The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of the Company’s Acting Principal Executive Officer and Acting Principal Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2014. Based on that review and evaluation, the Acting Principal Executive Officer and Acting Principal Financial Officer, along with the management of the Company, have determined that as of December 31, 2014, the disclosure controls and procedures are effective.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its assessment and those criteria, management has concluded that its internal control over financial reporting was effective as of December 31, 2014.  This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to SEC rules that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

Index
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Given that the Company is not presently engaged in active operations and has only one part-time employee (who is an executive officer), the Company has not adopted a Code of Ethics applicable to its officers, including its principal executive officer, principal financial officer, principal accounting officer or controller and any other persons performing similar functions.

Directors and Executive Officers

The following table sets forth the names, ages and positions held with respect to each executive officer and each member of the Board of Directors of the Company as of March 25, 2015.

Name	Age	Position	Since

Timothy C. Lincoln	56	Acting Principal Executive Officer, Class B Director	May 2009 July 2000
		Chairman of the Board; President	April 2012

Mary E. Thomas	56	Acting Principal Financial Officer Class A Director	October 2000 (1) June 2003

		Chief Accounting Officer; Vice President; Treasurer and Secretary	April 2012

Jerome Fields, M.D.	86	Class A Director	May 2006

Chris Minev	34	Class A Director	April 2012

Jose B. Valle	67	Class A Director	April 2012

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

Chris Minev has served as a Class A Director of the Company since April 2012.  Mr. Minev works as President and Executive Director of the Mariinsky Foundation of America, Inc. (formerly the White Nights Foundation of America), a position which he has held since 2011, and for the United States Coast Guard as Director of Music, Capodanno Memorial Chapel at Fort Wadsworth, Sector New York.  From 2009 to 2011, Mr. Minev worked as the Assistant Artist Manager with Columbia Artists Management in New York, New York.   Mr. Minev graduated from Harvard Business School with a Masters Degree in Business Administration in June 2009.  Dr. Pearce is a donor to the Mariinsky Foundation of America, Inc. and has a long-standing relationship with Mr. Minev related to the Mariinsky Foundation of America, Inc. and other philanthropic and performing arts endeavors.  Dr. Pearce introduced Mr. Minev to the Board for consideration as a Director candidate during the first quarter of 2012.

Jose B. Valle has served as a Class A Director of the Company since April 2012, and serves as Chair (and sole member) of the Audit Committee.  Mr. Valle formerly served as a senior executive in the banking industry since 1972.  Since June 2000 and from October 1996 to January 1997, Mr. Valle served as President of the Dade County, Florida operations of BankAtlantic.  From January 1997 to June 2000 he was a Senior Vice President of Bank of America, Florida.  From April 1991 to October 1996, Mr. Valle served first as CFO and later as CEO of Bank of North America in Miami, Florida.  Until its sale in October 1996 to BankAtlantic, Bank of North America was formerly controlled by Dr. Pearce.  From January 2006 until May 2009, Mr. Valle served as the President of Firstbank Florida in Miami, Florida.  Mr. Valle currently works as a consultant for Trizel Asset Services, LLC and has held such position since July 2009.  Mr. Valle serves as Treasurer of the Dr. M. Lee Pearce Foundation (a charitable foundation founded by Dr. Pearce), but receives no compensation for serving in such position.   Mr. Valle received a Bachelors Degree in Accounting from the University of Florida and is a Certified Public Accountant.   Mr. Valle served as a member of the Board of Directors of the Company from July 2000 to June 2003, during which time he served on the Board’s Audit Committee.  Dr. Pearce, who has a long-standing relationship with Mr. Valle related to Bank of North America, the Dr. M. Lee Pearce Foundation and other philanthropic endeavors, introduced Mr. Valle to the Board for consideration as a Director candidate during the first quarter of 2012.

Family Relationships

There are no family relationships between or among any of the Company’s executive officers and directors.

Index
Code of Ethics

Given that the Company is not presently engaged in active operations and has only one part-time employee (who is an executive officer), the Company has not adopted a Code of Ethics applicable to its officers, including its principal executive officer, principal financial officer, principal accounting officer or controller or any other persons performing similar functions.

Audit Committee

The Company’s Board of Directors has a separately designated, standing audit committee (the “Audit Committee”).  The Company’s Audit Committee has one member, Jose B. Valle, who also serves as the committee’s Chair.  During the 2014 fiscal year, the Audit Committee met with the Company’s management and independent auditors.  The Audit Committee reviews the scope of the Company’s auditor’s engagement, including the remuneration to be paid, and reviews the independence of the Company’s auditors.  The Audit Committee, with the assistance of the Company’s Acting Principal Financial Officer, reviews the Company’s annual consolidated financial statements and the independent auditor’s report, including any significant reporting and operational issues; corporate policies and procedures as they relate to accounting and financial reporting and financial controls; any legal proceedings to which the Company is a party; and use by the Company’s executive officers of expense accounts and other non-monetary perquisites, if any.   The Audit Committee may direct the Company’s legal counsel, independent auditors and internal staff to inquire into and report to it on any matter having to do with the Company’s accounting or financial procedures, controls or reporting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To the Company’s knowledge, based solely on its review of copies of filed reports (if any) furnished to the Company or written representations that no other reports were required, the Company believes that during the year ended December 31, 2014, its officers, directors and greater than ten percent (10%) beneficial owners complied with all Exchange Act Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

The Summary Compensation Table below sets forth compensation paid by the Company to Timothy C. Lincoln, the Company’s Acting Principal Executive Officer, Chairman of the Board and President (and Class B Director), and Mary E. Thomas, the Company’s Acting Principal Financial Officer, Chief Accounting Officer, Vice President, Treasurer and Secretary (and Class A Director), for the fiscal years ended December 31, 2014 and 2013 (as applicable).  Mr. Lincoln and Ms. Thomas are collectively referred to as the “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option awards ($) (1)	Total

Timothy C. Lincoln	2014	-0-	-0-	-0-	-0-
Acting Principal Executive Officer, Chairman of the Board, President
	2013	-0-	-0-	-0-	-0-

Mary E. Thomas	2014	$20,433	-0-	-0-	$20,433
Acting Principal Financial Officer, Chief Accounting Officer; Vice President; Treasurer and Secretary
	2013	$8,314	-0-	-0-	$8,314

(1)	Except for stock options issued pursuant to the Company’s 1996, 1998, 1999 and 2006 Stock Option Plans, the Company has not provided benefits under any other long-term compensation plans, stock appreciation rights, or defined benefit or actuarial plans. No such stock options were granted during the year ended December 31, 2014, or are outstanding or exercisable. The Company does not have any employment contract, severance/termination of employment agreement or change in control agreement with any Named Executive Officer.

Index
Compensation of Directors

Non-employee members of the Board are compensated at the rate of $500 for each regular meeting and $250 for each special meeting they attend and are also reimbursed for out-of-pocket expenses associated with attendance (if requested).

Director Compensation
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jerome Fields, M.D.	$3,000	-0-	-0-	-0-	-0-	-0-	$3,000
Timothy C. Lincoln	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chris Minev	$3,500	-0-	-0-	-0-	-0-	-0-	$3,500
Jose B. Valle	$3,500	-0-	-0-	-0-	-0-	-0-	$3,500

Option Grants in 2014

The Company granted no stock options during the year ended December 31, 2014, and as of December 31, 2014 the Company had no stock options outstanding or exercisable.

Fiscal Year End Option Values

There were no stock options exercised by any Named Executive Officer during 2014.  As of December 31, 2014, there were no stock options outstanding or exercisable.

Index
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

Equity Compensation Plans

The following table sets forth summary information regarding equity compensation plans previously approved and not previously approved by the Company’s stockholders as of December 31, 2014.

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

Index
Security Ownership of Certain Beneficial Owners and Management

The following table shows, as of March 25, 2015, the Common Stock of the Company owned beneficially by (i) each director of the Company, (ii) each executive officer of the Company, (iii) all directors and executive officers as a group, and (iv) each person known by the Company to be the “beneficial owner” of more than five percent (5%) of the outstanding shares of such Common Stock.  “Beneficial ownership” is a technical term broadly defined by the SEC to mean more than ownership in the usual sense.  For example, you “beneficially” own Common Stock not only if you own it directly, but also if you indirectly (including through any contract, arrangement, understanding or relationship) have or share the power to vote (or direct the voting of) or sell (or direct the sale of) the stock.

Except as disclosed in the footnotes below, each person indicated has sole voting and investment power over his or her shares reported as beneficially owned.  As of March 25, 2015, there were (i) 65,195,909 shares of Class A Common Stock issued and outstanding held by 577 holders of record, and (ii) 25,000 shares of Class B Common Stock issued and outstanding held by one holder of record, and (iii) 2,170 shares of Series B Preferred Stock issued and outstanding held by one holder of record.

Name (1)	Current Title	Shares Beneficially Owned		Percentage of Class Beneficially Owned	Title Of Class

		62,597,409	(2)	96.01%	Class A Common
M. Lee Pearce, M.D.		25,000	(3)	100%	Class B Common
		2,170	(4)	100%	Series B Preferred
Timothy C. Lincoln	Class B Director; Acting Principal Executive Officer, President, Chairman of the Board	1,053		*	Class A Common
Mary E. Thomas	Class A Director; Acting Principal Financial Officer; Chief Accounting Officer, Vice President, Treasurer & Secretary	-0-		*	Class A Common
Chris Minev	Class A Director	625,000	(5)	*	Class A Common
Jose B. Valle	Class A Director	1,200	(6)	*	Class A Common
Jerome Fields, M.D.	Class A Director	100,000		*	Class A Common
All Directors and Executive Officers as a Group (5 Persons)		727,253		*	Class A Common

* Less than 1.0%.

Index
(1)	The address for M. Lee Pearce, M.D. is 1360 S. Ocean Boulevard, Pompano Beach, Florida 33062. The address for all other persons listed above is c/o Le@P Technology, Inc., 5601 N. Dixie Highway, Suite 411, Fort Lauderdale, Florida 33334.

(2)	The shares of Class A Common Stock beneficially owned by Dr. Pearce include: (i) 59,897,409 shares owned by the Majority Stockholder Trust, (ii) 2,000,000 shares owned by PearTan, LLC, of which Dr. Pearce is the sole member, and (iii) 700,000 shares owned by Broward Trading Corporation, of which Dr. Pearce is the sole stockholder.

(3)	These shares of Class B Common Stock are owned by Lauderdale Holdings, Inc. (“LHI”), a Florida corporation, of which Dr. Pearce is the sole shareholder.

(4)	These shares of Series B Preferred Stock do not have voting rights, and thus will not be eligible to vote at any meeting of stockholders (including the 2014 annual meeting of stockholders), and are held by the Majority Stockholder Trust.

(5)	These shares of Class A Common Stock are owned by the Mariinsky Foundation of America, Inc., of which Chris Minev is the President and Executive Director.

(6)	These shares are held as follows: (i) 1,000 shares are owned by Jose Benito Valle & Blanca M. Valle, as joint tenants, and (ii) 200 shares are held by Jose B. Valle as custodian for Jose A. Valle under the Uniform Transfer to Minors Act (custodial account).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Relationships and Transactions with M. Lee Pearce, M.D.

Real Property

As noted above under Item 2 (“Ownership of Real Property; Related Indebtedness”), Parkson owns the Real Property.  Parkson purchased the Real Property on September 28, 2001 from Bay Colony, an entity wholly-owned by Dr. Pearce, in exchange for a two-month note in the amount of $37,500 and the Long Term Note and related mortgage in the amount of $712,500.  The purchase price was based upon an independent third-party appraisal.  As previously reported in the Company’s December 2014 8-K, and as noted above, the Long Term Note was replaced multiple times and is currently evidenced by the December 2014 Parkson Replacement Note.  The December 2014 Parkson Replacement Note bears interest at the rate of 3.75% per annum, with both principal and all accrued interest due in one lump sum on March 31, 2016.  The indebtedness evidenced by the December 2014 Parkson Replacement Note ($881,846 at December 31, 2014) substantially exceeds the value of the Real Property (and, for that matter, the book value of the assets of the Company).

Index
Loans, Funding of Working Capital and Other Relationships

As previously reported on the Company’s December 2014 8-K, and as discussed above, the Majority Stockholder Trust, of which Dr. Pearce is the 100% beneficial owner, provided the Company with the $150,000 December 2014 Loan in December 2014.  The Company has received no additional loans, advances or funding, from the Majority Stockholder Trust (or any other party) since December of 2014.

In addition to the December 2014 Loan, the Majority Stockholder Trust previously made other working capital loans to the Company, which were, prior to their combination and extension (as described below), evidenced by a combined promissory note made by the Company in favor of the Majority Stockholder Trust and dated December 27, 2012 (in the original principal amount of $2,516,467.36) (the “2012 Working Capital Note”).  The maturity date of the 2012 Working Capital Note was, prior to its agreed extension (as described below), March 31, 2015.

As previously reported in the Company’s December 2014 8-K, and as discussed above, on December 17, 2014, the Majority Stockholder Trust, as holder of and payee under the 2012 Working Capital Note, agreed: (i) to extend the maturity date of the total outstanding indebtedness under the 2012 Working Capital Note from March 31, 2015 to March 31, 2016 (the “Extended Maturity Date”), and (ii) to combine the total outstanding indebtedness evidenced by and under the December 2014 Loan (as described above) and the 2012 Working Capital Note (including its outstanding principal amount and accrued interest through December 16, 2014) into a single promissory note, thereby replacing the 2012 Working Capital Note with a 2014 Combined Promissory Note (Working Capital) dated December 17, 2014 in the principal amount of $2,852,358.46 (the “2014 Combined Promissory Note”).  The principal and all accrued interest – at the agreed rate of 3.75% per annum – under the 2014 Combined Promissory Note are due in one lump sum on the Extended Maturity Date of March 31, 2016.  Other than the new (combined) principal amount, which includes the principal amount of the December 2014 Loan, and the extension of the maturity date, in each case as noted above, the terms of the 2012 Working Capital Note were not changed and this note (and the obligations thereunder) is now incorporated in and replaced and evidenced by the 2014 Combined Promissory Note.

During Le@P’s recent history, the Company has relied entirely upon the Majority Stockholder Trust to fund working capital and expenses (and to extend maturities on indebtedness owing to the Majority Stockholder Trust and other affiliates of Dr. Pearce), acting in its discretion.  Notwithstanding this, neither Dr. Pearce, nor the Majority Stockholder Trust nor any other party has made any commitment or undertaken any obligation to provide additional funding or financing (or to extend the maturity dates on existing indebtedness), including in connection with preparing, negotiating, reaching a definitive agreement with respect to or consummating any Opportunities or furthering the commercial development of the Real Property.  There can be no assurance that the Majority Stockholder Trust (or any other affiliate of the Majority Stockholder or any other party) will provide funding or financing to the Company, or that the Majority Stockholder Trust (or any other affiliate of the Majority Stockholder) will agree to extend the maturity dates on any existing indebtedness.  Dr. Pearce may in his discretion introduce or refer investment, joint venture and/or acquisition Opportunities to the Company’s Board or management.  In addition, if the Majority Stockholder Trust (or any affiliate of the Majority Stockholder), in its discretion, were to provide or facilitate any such funding or financing, there can be no assurance that the Majority Stockholder Trust would continue to do so (or extend maturity dates on existing indebtedness) in the future, or regarding the amount, terms, restrictions or conditions of any such funding or financing.

The Majority Stockholder Trust is the sole owner of the issued and outstanding shares of the Company’s Series B Preferred Stock; as of December 31, 2014, dividends of $3,321,500 were accumulated and unpaid on the Company’s Series B Preferred Stock.

As noted above under Item 2 (“Leased Property”), the Company subleases a portion of its office space to an entity which is beneficially owned and controlled by the Majority Stockholder Trust.

Ms. Thomas, who serves as the Company’s Acting Principal Financial Officer, Chief Accounting Officer, Vice President, Treasurer and Secretary (and a Class A Director) also serves as an officer for a number of entities which are directly or indirectly beneficially owned or controlled by Dr. Pearce.  During 2014, an entity that is beneficially owned and controlled by Dr. Pearce paid the Company approximately $91,575 in professional fees for services provided by Ms. Thomas to such entity.

Index
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

Mr. Minev, one of the Company’s Class A Directors, works as President and Executive Director for the Mariinsky Foundation of America, Inc. (formerly the White Nights Foundation of America).  Dr. Pearce is a donor to the Mariinsky Foundation of America, Inc. and has a long-standing relationship with Mr. Minev related to the Mariinsky Foundation of America, Inc. and other philanthropic and performing arts endeavors.

From April 1991 to October 1996, Mr. Valle, one of the Company’s Class A Directors, served first as CFO and later as CEO of Bank of North America in Miami, Florida.  Until its sale in October 1996, Bank of North America was formerly controlled by Dr. Pearce.

Director Independence

Although the Company’s shares are not listed for trading or quoted on the NASDAQ Stock Market (“NASDAQ”) or any other securities exchange or quotation system, the definition of “independence” pursuant to NASDAQ listing standards is often referred to as a useful benchmark for director independence.  Not all of the members of the Board of Directors are “independent” under the definition of independence pursuant to NASDAQ listing standards.  Mr. Valle, as the sole member and Chair of the Audit Committee, has been found by the Board to be “independent” (or an “independent director”) within the meaning of that term for audit committee members under the NASDAQ Capital Markets listing standards addressing such matter.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by Cherry Bekaert LLP (“Cherry”) in connection with the audit of the Company’s consolidated financial statements for the fiscal years ended December 31, 2014 and December 31, 2013 were approximately $32,000 each year.  The aggregate fees billed by Cherry regarding its review of the unaudited financial statements included in the Company’s Forms 10-Q quarterly reports during the fiscal year ended December 31, 2014 were $22,500, and the fees billed by Cherry regarding its review of the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders were $2,000 for the fiscal year ended December 31, 2014.

Audit-Related Fees

The aggregate fees billed for audit-related services rendered by the Berkowitz Pollack Brant CPA firm (“BPB”) to the Company, during the fiscal years ended December 31, 2014 and December 31, 2013, were $2,083 and $1,386 respectively.

Tax Fees

The aggregate fees billed for tax-related services provided by BPB in connection with tax compliance, tax advice and tax planning services for the fiscal years ended December 31, 2014 and December 31, 2013, were $12,437 and $7,540, respectively.  BPB assisted the Company in preparing its income tax returns with respect to the fiscal years ended December 31, 2014 and December 31, 2013.  Cherry provided no tax-related services during the fiscal years ended December 31, 2014 or December 31, 2013.

Index
All Other Fees

The Company paid additional fees to BPB for general business consulting services for the fiscal years ended December 31, 2014 and December 31, 2013, totaling $0 and $675, respectively.

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

3.2	Amended Bylaws of Le@P Technology, Inc.(incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 24, 2013).

10.1	Funding Arrangement by M. Lee Pearce, M.D. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 15, 1999).

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

Index
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

10.25
2014 Combined Promissory Note (Working Capital) dated December 17, 2014 in the principal amount of $2,852,358.46 in favor of M. Lee Pearce Living Trust (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K dated December 17, 2014).

10.26
2014 Renewal Promissory Note (Parkson Property) dated December 17, 2014 in the principal amount of $881,845.17 in favor of Bay Colony Associates, Ltd. (incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K dated December 17, 2014).

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

LE@P TECHNOLOGY, INC.

By:	/s/ Timothy C. Lincoln
Timothy C. Lincoln
Acting Principal Executive Officer

By:	/s/ Mary E. Thomas
Mary E. Thomas
Acting Principal Financial Officer and Chief Accounting Officer

Dated:	March 25, 2015

Index
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Timothy C. Lincoln Timothy C. Lincoln	Acting Principal Executive Officer and Director	March 25, 2015

/s/ Jose B. Valle Jose B. Valle	Director	March 25, 2015

/s/ Chris Minev Chris Minev	Director	March 25, 2015

/s/ Mary E. Thomas Mary E. Thomas	Acting Principal Financial Officer, Chief Accounting Officer, and Director	March 25, 2015

/s/ Jerome Fields, M.D. Jerome Fields, M.D.	Director	March 25, 2015

Index
“Exhibit F”

Index
Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Le@P Technology, Inc.

We have audited the accompanying consolidated balance sheets of Le@P Technology, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of  Le@P Technology, Inc. and subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CHERRY BEKAERT LLP

Coral Gables, Florida
March 25, 2015

Index
*    Le@P Technology, Inc. and Subsidiaries

*    Consolidated Balance Sheets

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$789,195	$1,031,311
Prepaid expenses and other current assets	14,030	20,689
Total current assets	803,225	1,052,000

Property and equipment, net	400,000	400,000
Other assets	170	170
Total assets	$1,203,395	$1,452,170

See notes to consolidated financial statements.

Index
*    Le@P Technology, Inc. and Subsidiaries

*    Consolidated Balance Sheets

	December 31,
	2014	2013
Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable	$26,192	$9,187
Accrued professional fees	20,100	27,084
Accrued compensation and related liabilities	20,936	20,535
Total current liabilities	67,228	56,806

Long-term notes payable to related party	3,734,204	3,337,652

Long-term accrued interest payable to related party	5,754	126,534

Total liabilities	3,807,186	3,520,992

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, par value $0.001 per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at December 31, 2014 and 2013.	2,170,000	2,170,000
Class A common stock, $0.01 par value 149,975,000 shares authorized and 65,280,759 shares issued at December 31, 2014 and 2013.	652,808	652,808
Class B common stock, $0.01 par value per share. Authorized, issued and outstanding 25,000 shares at December 31, 2014 and 2013.	250	250
Additional paid-in capital	35,981,387	35,981,387
Accumulated deficit	(41,358,776)	(40,823,807)
Treasury stock, at cost, 84,850 shares at December 31, 2014 and 2013	(49,460)	(49,460)

Total stockholders’ deficiency	(2,603,791)	(2,068,822)
Total liabilities and stockholders’ deficiency	$1,203,395	$1,452,170

See notes to consolidated financial statements.

Index
*    Le@P Technology, Inc. and Subsidiaries

*    Consolidated Statements of Operations

	Years ended December 31,
	2014	2013
Revenue	$–	$–

General and administrative expenses:
Salaries and benefits	48,511	25,720
Professional fees	216,238	206,224
Other	144,447	155,979

Total general and administrative expenses	409,196	387,923

Other income (expenses):
Interest expense	(125,773)	(125,161)

Total other income (expenses)	(125,773)	(125,161)

Loss before income taxes	(534,969)	(513,084)

Provision for income taxes	-	-

Net loss	(534,969)	(513,084)

Dividends undeclared on cumulative preferred stock	217,000	217,000

Net loss attributable to common stockholders	$(751,969)	$(730,084)

Basic and diluted net loss per share:
Net loss per common share-Class A	$(0.01)	$(0.01)
Net loss per common share-Class B	$0.00	$0.00
Net loss attributable to common stockholders	$(0.01)	$(0.01)

Basic weighted average shares outstanding	65,305,759	65,305,759
Diluted weighted average shares outstanding	65,305,759	65,305,759

See notes to consolidated financial statements.

Index
Le@P Technology, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficiency

	Preferred		Class A and Class B		Additional
	Stock		Common Stock		Paid-in	Accumulated	Treasury	Total
	Shares	Amount	Shares	Par Value	Capital	Deficit	Stock
Balance at December 31, 2012	2,170	$2,170,000	65,305,759	$653,058	$35,981,387	$(40,310,723)	$(49,460)	$(1,555,738)

Net loss	-	-	-	-	-	(513,084)	-	(513,084)

Balance at December 31, 2013	2,170	2,170,000	65,305,759	653,058	35,981,387	$(40,823,807)	$(49,460)	$(2,068,822)

Net loss	-	-	-	-	-	(534,969)	-	(534,969)

Balance at December 31, 2014	2,170	$2,170,000	65,305,759	$653,058	$35,981,387	$(41,358,776)	$(49,460)	$(2,603,791)

See notes to consolidated financial statements

Index
*    Le@P Technology, Inc. and Subsidiaries

*    Consolidated Statements of Cash Flows

	Years ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(534,969)	$(513,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,659	(7,406)
Accounts payable	17,005	(9,775)
Accrued professional fees	(6,984)	(17,818)
Accrued compensation and related liabilities	401	(479)
Accrued interest payable to related party	125,772	125,161
Net cash used in operating activities	(392,116)	(423,401)

Cash flows from financing activities:
Proceeds from related party notes payable	150,000	-
Net cash provided by financing activities	150,000	-

Net decrease in cash and cash equivalents	(242,116)	(423,401)
Cash and cash equivalents at beginning of year	1,031,311	1,454,712
Cash and cash equivalents at end of year	$789,195	$1,031,311

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

Noncash financing activities
Accrued interest payable refinanced into principal	$246,552	$-

See notes to consolidated financial statements.

Index
Le@P Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	The Company

Le@P Technology, Inc. (the “Company”) currently has no business operations, and has no revenues or revenue-producing activities.  The Company has ongoing expenses as well as substantial indebtedness and liabilities.

As previously reported on the Company’s Current Report on Form 8-K dated December 17, 2014 (the “December 2014 8-K”), the M. Lee Pearce Living Trust (the “Majority Stockholder Trust”), of which the Company’s indirect and beneficial majority stockholder, M. Lee Pearce, M.D. (“Dr. Pearce”), is the 100% beneficial owner (Dr. Pearce, together with entities owned or controlled by him that own capital stock of the Company are collectively referred to as the “Majority Stockholder”), provided the Company with a $150,000 loan in December 2014 (the “December 2014 Loan”), on the terms disclosed (including a 3.75% interest rate and maturity date for principal and all accrued interest of March 31, 2016).  Based on the Company’s year-to-date and anticipated operating expenses and management’s internally prepared cash budget for the 15-month period ended March 31, 2016 (the “15-month Cash Budget”), management believes that the Company’s current cash and cash equivalents will be sufficient to fund the Company’s working capital requirements at least through March 31, 2016. The Company’s 15-Month Cash Budget includes allocations for the funding of (i) up to $175,000 for the investigation and initial pursuit of possible acquisition, joint venture and investment opportunities as discussed further below (including due diligence, investigation and initial/preliminary legal expenses, but not purchase price or legal or accounting expenses associated with negotiating, reaching a definitive agreement regarding or consummating any such transaction), and (ii) $25,000 for limited improvement (including permitting and land use-related fees, but not including any construction or physical development costs) regarding the real property (the “Real Property”) owned by Le@P Technology, Inc.’s wholly-owned subsidiary, Parkson Property LLC (“Parkson”), located in Broward County, Florida.

During 2015, the Company’s Board of Directors (the “Board” or “Board of Directors”) plans to consider and (as applicable and as it deems appropriate) pursue subject to budget and cash constraints, potential acquisition and possibly  joint venture opportunities (particularly those in the health care technology, products and services and life sciences arenas) (“Opportunities”) that come to the attention of Board members or management.  This may include Opportunities introduced by Dr. Pearce.  The Board from time to time also evaluates other alternatives with respect to the Company and its future. The Board held planning discussions regarding the Company’s pursuit of Opportunities during 2014 with both management and, through a Board representative, with Dr. Pearce, but the Company was not, as of December 31, 2014, pursuing any specific Opportunities.  As noted above the Company’s 15-month Cash Budget includes an allocation up to $175,000 for limited funding of the investigation and initial pursuit of possible Opportunities. The ability of the Company to identify, reach (preliminary or definitive) agreement on and/or ultimately consummate any such Opportunity is dependent upon, among other things, its ability to obtain additional funding and financing for, and to source, negotiate and execute on, such Opportunities (and to fund and provide for post-transaction personnel, support, working capital and other needs as applicable).

The only material asset of the Company (other than cash and cash equivalents and prepaid expenses) is the “Real Property”, which is owned by the Company’s wholly-owned subsidiary, Parkson Property LLC (“Parkson”).  The Real Property is zoned light industrial, consists of approximately one and one-third acres and is currently undeveloped and unleased.  In order to lease the Real Property, certain regulatory compliance and possibly development matters would need to be addressed (and the expenses associated therewith paid).  The Real Property is encumbered by a note (as discussed and defined further in Note 3 below, the “December 2012 Parkson Replacement Note”) and related mortgage in the aggregate principal amount as of December 31, 2014 of $881,846.  The December 2014 Parkson Replacement Note bears interest at the rate of 3.75% per annum and matures (both principal and all accrued interest) on March 31, 2016 (reflecting an extension of the maturity date under the previous note, which would have matured by its terms on March 31, 2014).  Based on an October 2014 independent appraisal of the fair market value of the Real Property and an unsolicited conditional offer received from a third party to purchase the Real Property received in September 2014, the indebtedness evidenced by the December 2014 Parkson Replacement Note exceeds the value of the Real Property.  The Company realizes no revenue associated with the Real Property, despite having operating, financing and insurance costs associated with the Real Property.  As noted above, the Company’s 15-month Cash Budget includes an allocation of $25,000 for the limited development costs (including permitting and land use-related fees, but not including any construction or physical development costs) associated with the Real Property.

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

Impairment of long-lived assets and long-lived assets to be disposed of

The Company reviews the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. If facts and circumstances indicate that the carrying value of an asset or groups of assets, as applicable, is impaired, the long-lived asset or groups of long-lived assets are written down to their estimated fair value.  No asset impairment occurred during the years ended December 31, 2014 or 2013.

Loss per share

Basic earnings per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted earnings per share amounts are computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents, and stock options outstanding during the period. Shares of common stock issuable under options or other share equivalents and their effects on the loss would have been excluded from the diluted calculations because the effect was anti-dilutive. However, there are no potentially dilutive shares outstanding at December 31, 2014 and 2013.

Stock Based Compensation

The Company applies Financial Accounting Standards Board (“FASB”) ASC Topic 718, “Share-Based Payments” which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Compensation cost is recognized over the related service period. For the years ended December 31, 2014 and 2013, the Company did not grant any stock options or recognize any stock based compensation expense.

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

Index
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

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2014, 2013, 2012 and 2011.

The Company classifies interest and penalties arising from underpayment of income taxes in the consolidated statements of operations as general and administrative expenses.  As of December 31, 2014, the Company had no accrued interest or penalties related to uncertain tax provisions.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  This guidance requires the unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset.  When a deferred tax asset is not available, or the asset is not intended to be used for this purpose, an entity should present the unrecognized tax benefit in the financial statements as a liability.  The guidance became effective at the beginning of second quarter of fiscal 2014.  The adoption of this guidance did not have a material impact on the consolidated financial statements.

In January 2013, the FASB issued guidance clarifying the scope of disclosure requirements for offsetting assets and liabilities.  The amended guidance limits the scope of balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement.  The guidance became effective  at the beginning of first quarter of fiscal 2014.  The adoption of this guidance did not have a material impact on the consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2017.

In August 2014, the FASB issued Accounting Standard Update ASU2014-15 Disclosure of Uncertainties about an entity’s Ability to Continue as a Going Concern. This ASU amends ASC205-40. ASC205-40 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related note disclosures. With the amendments made by ASU 2014-15, financial statement disclosures will be required when there is substantial doubt about an entity’s ability to continue as a going concern or when substantial doubt is alleviated as a result of considerations of management’s plans. The new standard provides management with principles for evaluating whether there is substantial doubt by: providing a definition of substantial doubt, requiring an evaluation every reporting period (including interim periods), providing principles for considering the mitigating effect of management’s plans, requiring certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, requiring an express statement and other disclosures when substantial doubt is not alleviated, and requiring an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Index
3.	Operating Losses and Cash Flow Deficiencies

As noted above, the Company currently has no business operations and has no revenues or revenue-producing activities.  The Company has ongoing expenses as well as substantial indebtedness and liabilities.  During its recent history, the Company has relied entirely upon the Majority Stockholder Trust (and affiliates of the Majority Stockholder) to fund working capital and expenses (and to extend maturities on indebtedness owing to the Majority Stockholder Trust and affiliates), acting in its discretion.  Notwithstanding this, neither the Majority Stockholder Trust nor any other party has made any commitment or undertaken any obligation to provide additional funding or financing (or to extend the maturity dates on existing indebtedness), including in connection with preparing, negotiating, reaching a definitive agreement with respect to or consummating any Opportunities or completing the commercial development of the Real Property.  There can be no assurance that the Majority Stockholder Trust (or any other affiliate of the Majority Stockholder or any other party) will provide funding or financing to the Company, or that the Majority Stockholder Trust (or any other affiliate of the Majority Stockholder) will agree to extend the maturity dates on any existing indebtedness.  In addition, if the Majority Stockholder Trust (or any affiliate of the Majority Stockholder), in its discretion, were to provide or facilitate any such funding or financing, there can be no assurance that the Majority Stockholder Trust would continue to do so (or extend maturity dates on existing indebtedness) in the future, or regarding the amount, terms, restrictions or conditions of any such funding or financing.  The Company’s efforts to obtain additional funding or financing may require significant effort, costs and expenditures, and if the Company succeeds in obtaining such financing, the financing terms could be onerous and result in substantial dilution of existing capital stock positions and increased interest expense.

4.	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2014	2013
Land	$400,000	$400,000
Leasehold improvements	17,842	17,842
Equipment and software	9,546	9,546
Furniture and fixtures	59,433	59,433
	486,821	486,821
Less accumulated depreciation	86,821	86,821
	$400,000	$400,000

Depreciation expense for each of the years ended December 31, 2014 and 2013 was zero.

5.	Commitments and Contingencies

Leases

The Company leases its corporate office space located in Ft. Lauderdale, Florida from an unrelated third party.  The lease was renewed effective April 1, 2014, and provides for a term of one year and monthly rental payments of approximately $4,750.  The lease provides for automatic renewal of successive one-year terms unless either party provides at least 30 days’ prior written notice to the other of its intent to terminate the lease upon expiration of the then-current term.

Index
The Company subleases a portion of its office space on a month to month basis to a related party entity for the monthly amount of $4,246.  The total rents received in 2014 and 2013 were $50,955 and $49,249, respectively, and have been recorded as a reduction of other general and administrative expense in the accompanying consolidated statements of operations.

Legal Proceedings

As of December 31, 2014, except as described below, the Company was not involved in any material claims, lawsuits or legal proceedings.  One or more subsidiaries of the Company (including Sealcraft Operators, Inc., which was acquired by virtue of a merger with a predecessor entity of the Company) was involved in legal proceedings originally brought by seven separate plaintiffs in the early 1990s alleging damages arising out of asbestos-related material aboard certain maritime vessels allegedly owned or operated by such subsidiaries.  As previously reported, in the interests of efficiency and avoiding potentially extensive and expensive litigation proceedings, the Company settled and dismissed with prejudice all known legal proceedings.  For the twelve months ended December 31, 2013 the Company expended $32,000 in settlement payments and approximately $19,700 in legal fees and related expenses.  The total fees paid in 2014 was approximately $769.

6.	Related Party Transactions

Long-term notes payable to related parties consist of the following on December 31:

	2014	2013

Mortgage note payable to Bay Colony Associates, Ltd. an entity owned by Dr. Pearce; replaced and extended multiple times with extended maturity date of March 31, 2016; interest at 3.75%; secured by mortgage on the Company’s Real Property	$881,846	$821,184
Unsecured working capital note payable to the Majority Stockholder Trust, of which Dr. Pearce is the 100% beneficial owner; combined, replaced and extended multiple time with extended maturity date of March 31, 2016; interest at 3.75%	2,852,358	2,516,467
	$3,734,204	$3,337,652

The Majority Stockholder Trust is the sole owner of the outstanding shares of the Company’s Series B Preferred Stock.  Dividends on the Series B Preferred Stock are cumulative and accrue at a rate of 10% per annum on the preferred stock’s stated liquidation value of $1,000 per share and must be paid before any dividends may be paid on any other class or series of common or preferred stock; in addition, no other class or series of common or preferred stock may be redeemed or repurchased nor may the Series B Preferred Stock be altered or modified without the approval of the holder(s) of the Series B Preferred Stock.  As of December 31, 2014, dividends of $3,321,500 were accumulated and unpaid on the Company’s Series B Preferred Stock.  The accumulated amount, in addition to any additional amounts accrued, will be charged to retained earnings, if any, or additional paid-in capital, if and/or when declared by the Company’s Board of Directors.

During its recent history, the Company has relied entirely upon the Majority Stockholder Trust to fund working capital and expenses (and to extend maturities on indebtedness owing to the Majority Stockholder Trust and other affiliates of Dr. Pearce), acting in its discretion.  Notwithstanding this, neither Dr. Pearce, nor the Majority Stockholder Trust nor any other party has made any commitment or undertaken any obligation to provide additional funding or financing (or to extend the maturity dates on existing indebtedness), including in connection with negotiating, reaching a definitive agreement with respect to or consummating any Opportunities or completing the commercial development of the Real Property.  There can be no assurance that the Majority Stockholder Trust (or any other affiliate of the Majority Stockholder or any other party) will provide funding or financing to the Company, or that the Majority Stockholder Trust (or any other affiliate of the Majority Stockholder) will agree to extend the maturity dates on any existing indebtedness.  In addition, if the Majority Stockholder Trust (or any affiliate of the Majority Stockholder), in its discretion, were to provide or facilitate any such funding or financing, there can be no assurance that the Majority Stockholder Trust would continue to do so (or extend maturity dates on existing indebtedness) in the future, or regarding the amount, terms, restrictions or conditions of any such funding or financing.

Index
The Company subleases a portion of its office space to an entity which is beneficially owned and controlled by the Majority Stockholder Trust.

Ms. Thomas, who serves as the Company’s Acting Principal Financial Officer, Chief Accounting Officer, Vice President, Treasurer and Secretary (and a Class A Director) also serves as an officer for a number of entities which are directly or indirectly beneficially owned or controlled by Dr. Pearce.  During 2013 and 2014, an entity that is beneficially owned and controlled by Dr. Pearce paid the Company approximately $103,425 and $91,575, respectively in professional fees for services provided by Ms. Thomas to such entity and has been recorded as a reduction of salaries and benefits in the accompanying consolidate statements of operations.

7.	Stock Based Compensation

Options may be granted to Company employees, directors and consultants under the Company’s existing stock option plans.  All options granted under the plans through December 31, 2007 have been at prices which have been equal to or greater than the fair market value of the Company’s common stock at the date of grant.  At December 31, 2014, the Company had available 6,500,000 shares of Class A Common Stock for possible future issuance of stock options under its Le@P Technology, Inc. 2006 Long Term Incentive Plan (the “2006 Plan”).

The Company recognizes compensation expense for the Company’s share-based payment awards on a straight-line basis using a separate vesting tranche for each stock option issued.  The Company determined the grant-date fair value of share-based payment awards using the Black-Scholes pricing model.

The Company had no outstanding options and granted no options to purchase shares of the Company’s Class A Common Stock during the years ended December 31, 2014 or 2013.

There are no stock options outstanding or exercisable at December 31, 2014 or 2013.

8.	Preferred Stock

The Certificate of Incorporation of the Company, as amended, authorizes the issuance of 25,000,000 shares of Preferred Stock, $.001 par value, of which 2,500 shares have been designated as Series B 10% Cumulative Preferred Stock, $.001 par value (the “Series B Preferred Stock”).  In 1999, the Company issued 2,170 shares of the Series B Preferred Stock to the Majority Stockholder Trust in exchange for $2,170,000, which had previously been contributed to the Company.  The Series B Preferred Stock is nonvoting and nonconvertible.  Dividends on the Series B Preferred Stock are cumulative and accrue at a rate of 10% per annum on the preferred stock’s stated liquidation value of $1,000 per share and must be paid before any dividends may be paid on any other class or series of common or preferred stock.  No other class or series of common or preferred stock may be redeemed or repurchased nor may the Series B Preferred Stock be altered or modified without the approval of the holders of the Series B Preferred Stock.  At December 31, 2014 and 2013, dividends of $3,321,500 and $3,104,500, respectively, were accumulated on the Series B Preferred Stock.  The accumulated amount will be accrued and charged to retained earnings, if any, or additional paid-in capital, when declared by the Company’s Board of Directors.

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

Index
10.	Income Taxes

Significant components of the Company’s net deferred income taxes are as follows:

	For the Years ended December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$4,974,143	$4,726,725
Accruals	8,179	54,115
Other	45,420	45,592
Deferred tax assets	5,027,742	4,826,432
Less valuation allowance	(5,027,742)	(4,826,432)
Net deferred tax assets	$–	$–

A reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate (benefit) follows:

	For the Years ended December 31,
	2014	2013
U.S. Federal Statutory rate	(34.00%)	(34.00%)
State income taxes, net of federal benefit	(3.63)	(3.63)
Change in valuation allowance	37.63	37.63
	0.00%	0.00%

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more  likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment.  After consideration of the evidence, both positive and negative, management has determined that a $5,027,742 valuation allowance at December 31, 2014 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $ 201,310.  At December 31, 2014, the Company has available net operating loss carryforwards for federal income tax purposes of approximately $ 13,218,556 expiring at various times through 2037.

11.	Valuation and Qualifying Accounts

A summary of the activity in the Company’s valuation and qualifying accounts is as follows:

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-off’s	Other Changes	Balance at End of Period
Deferred tax asset valuation allowance

Year ended December 31, 2014	$4,826,432	201,310	-	-	$5,027,742
Year ended December 31, 2013	$4,633,358	193,074	-	-	$4,826,432

12.	Concentration of credit risk

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts.  The Company from time to time may have amounts on deposit in excess of the insured limits.  As of December 31, 2014, the Company had approximately $539,000 in uninsured cash balances.

13.	Subsequent Events

There were no material events that occurred between December 31, 2014, and the date of this Annual Report on Form 10-K.