Form 10-Q
period 2015-03-31
LEAP TECHNOLOGY INC / DE
filed 2015-05-04
CIK 110027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to _________

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
☐ Yes   ☑ No

Class A Common Stock, par value $0.01 per share: 65,195,909 shares outstanding as of May 4, 2015
Class B Common Stock, par value $0.01 per share: 25,000 shares outstanding as of  May 4, 2015

LE@P TECHNOLOGY, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidate Financial Statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2015	December 31, 2014
Assets

Current assets:
Cash and cash equivalents	$646,560	$789,195
Prepaid expenses	34,942	14,030
Total current assets	681,502	803,225

Property and equipment, net	400,000	400,000

Other assets	170	170

Total assets	$1,081,672	$1,203,395

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(continued)

	(Unaudited)
	March 31, 2015	December 31, 2014

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued expenses	$9,287	$26,192
Accrued professional fees	12,491	20,100
Accrued compensation and related liabilities	18,869	20,936
Short-term notes payable to related party	3,734,204	-
Short-term accrued interest payable to related party	40,283	-
Total current liabilities	3,815,134	67,228

Long-term notes payable to related party	-	3,734,204

Long-term accrued interest payable to related party	-	5,754

Total liabilities	3,815,134	3,807,186

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $0.001 par value per share. 25,000,000 shares authorized, and 2,170 shares issued and outstanding at March 31, 2015 and December 31, 2014.	2,170,000	2,170,000
Class A Common Stock, $0.01 par value per share. 149,975,000 shares authorized, and 65,280,759 shares issued and outstanding at March 31, 2015 and December 31, 2014.	652,808	652,808
Class B Common Stock, $0.01 par value per share. 25,000 shares authorized, issued and outstanding at March 31, 2015 and December 31, 2014.	250	250
Additional paid-in capital	35,981,387	35,981,387
Accumulated deficit	(41,488,447)	(41,358,776)
Treasury stock, at cost. 84,850 shares at March 31, 2015 and December 31, 2014.	(49,460)	(49,460)
Total stockholders’ deficiency	(2,733,462)	(2,603,791)
Total liabilities and stockholders’ deficiency	$1,081,672	$1,203,395

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenue	$-	$-

Expenses:
Salaries and benefits	5,491	7,597
Professional fees	54,098	62,142
General and administrative	35,553	30,107
Total expenses	95,142	99,846

Loss from operations	(95,142)	(99,846)

Other expense:
Interest expense	(34,529)	(30,862)
Total other expense	(34,529)	(30,862)

Loss before income taxes	(129,671)	(130,708)

Provision for income taxes	-	-

Net loss	(129,671)	(130,708)

Dividends undeclared on cumulative preferred stock	54,250	54,250

Net loss attributable to common stockholders	$(183,921)	$(184,598)

Basic and diluted net loss per share:
Net loss per common share-Class A	$(0.00)	$(0.00)
Net loss per common share-Class B	$(0.00)	$(0.00)
Net loss attributable to common stockholders	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	65,305,759	65,305,759

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(129,671)	$(130,708)
Changes in operating assets and liabilities:
Prepaid expenses	(20,912)	(13,668)
Due from related party	-	(23,400)
Accounts payable and accrued expenses	(16,905)	23,826
Accrued professional fees	(7,609)	(16,536)
Accrued compensation and related liabilities	(2,067)	555
Accrued interest payable to related party	34,529	30,861
Net cash used in operating activities	(142,635)	(129,070)

Net decrease in cash	(142,635)	(129,070)
Cash and cash equivalents at beginning of period	789,195	1,031,311
Cash and cash equivalents at end of period	$646,560	$902,241

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to condensed consolidated financial statements

Le@P Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2015
(Unaudited)

1.	The Company

Le@P Technology, Inc. (the “Company”) currently has no business operations, no revenues or revenue-producing activities.  As further discussed below, the Company has limited cash and ongoing expenses as well as substantial indebtedness and liabilities.

As previously reported in the Company’s Current Report on Form 10-K dated December 31, 2014 (the “December 2014 10-K”), the M. Lee Pearce Living Trust (the “Majority Stockholder Trust”), of which the Company’s indirect and beneficial majority stockholder, M. Lee Pearce, M.D. (“Dr. Pearce”), is the 100% beneficial owner (Dr. Pearce, together with entities owned or controlled by him that own capital stock of the Company are collectively referred to as the “Majority Stockholder”), provided the Company with a $150,000 loan in December 2014 (the “December 2014 Loan”), on the terms disclosed (including a 3.75% interest rate and maturity date for principal and all accrued interest of March 31, 2016).  The Company has received no additional loans, advances or funding from the Majority Stockholder Trust or any other party, since December 2014.  Based on the Company’s year-to-date and anticipated operating expenses and management’s internally prepared cash budget for the 12-month period ending March 31, 2016 (the “12-month Cash Budget”), management believes that the Company’s current cash and cash equivalents will be sufficient to fund the Company’s working capital requirements at least through March 31, 2016, but is not sufficient to fund the $3,734,204 related party note and accrued interest thereon which are both due on March 31, 2016. The Company’s 12-month Cash Budget includes allocations for the funding of (i) up to $175,000 for the investigation and initial pursuit of possible acquisition, joint venture and investment opportunities as discussed further below (including due diligence, investigation and initial/preliminary legal expenses, but not purchase price or legal or accounting expenses associated with negotiating, reaching a definitive agreement regarding or consummating any such transaction), and (ii) $25,000 for limited improvement (including permitting and land use-related fees, but not including any construction or physical development costs) regarding the parcel of real property located in Broward County, Florida (the “Real Property”) owned by the Company’s wholly-owned subsidiary, Parkson Property LLC (“Parkson”).

During 2015, the Company’s Board of Directors (the “Board” or “Board of Directors”) plans to continue to consider and (as applicable and as it deems appropriate) pursue, subject to budget and cash constraints, potential acquisition and possibly joint venture and investment opportunities (particularly those in the health care technology, products and services and life sciences arenas) (“Opportunities”) that may come to the attention of Board members or management.  This may include Opportunities introduced by Dr. Pearce (or his network of contacts).  The Board from time to time also considers and evaluates other alternatives with respect to the Company and its future.  The Board held a number of planning discussions regarding the Company’s pursuit of Opportunities during 2014 with both management and, through a Board representative, with Dr. Pearce, but the Company was not, as of March 31, 2015, pursuing any specific Opportunities.  As noted above, the Company’s 12-month Cash Budget includes an allocation of up to $175,000 for limited funding of the investigation and initial pursuit of possible Opportunities.  The ability of the Company to identify, reach (preliminary or definitive) agreement on and/or ultimately consummate any such Opportunity is dependent upon, among other things, its ability to obtain additional funding and financing for, and to source, negotiate and execute on, such Opportunities (and to fund and provide for post-transaction personnel, support, working capital and other needs as applicable).

The only material asset of the Company (other than cash and cash equivalents and prepaid expenses) is the Real Property, which is owned by the Company’s wholly-owned subsidiary, Parkson.  The Real Property is zoned light industrial, consists of approximately one and one-third acres and is currently undeveloped and unleased.  In order to lease the Real Property, certain regulatory compliance and possibly development and entitlement matters would need to be addressed (and the expenses associated therewith paid).  The Real Property is encumbered by a note (as discussed and defined further in Note 3 below, the “December 2014 Parkson Replacement Note”) and related mortgage in the aggregate principal amount as of March 31, 2015 of $881,846.  The December 2014 Parkson Replacement Note bears interest at the rate of 3.75% per annum and matures (both principal and all accrued interest) on March 31, 2016 (reflecting an extension of the maturity date under the previous note).  Based on an October 2014 independent appraisal of the fair market value of the Real Property and an unsolicited conditional offer received from a third party to purchase the Real Property received in September 2014, the indebtedness evidenced by the December 2014 Parkson Replacement Note exceeds the value of the Real Property.  The Company realizes no revenue associated with the Real Property, despite having operating, financing and insurance costs associated with the Real Property.  As noted above, the Company’s 12-month Cash Budget includes an allocation of $25,000 for limited development costs (including permitting and land use-related fees, but not including any construction or physical development costs) associated with the Real Property.

Operating Losses and Cash Flow Deficiencies

As noted above, the Company currently has no business operations, no revenues or revenue-producing activities, and has limited cash, and ongoing expenses as well as substantial indebtedness and liabilities.  Throughout its recent history, the Company has relied entirely upon the Majority Stockholder Trust (and other affiliates of Dr. Pearce) to fund working capital and expenses (and to extend maturities on indebtedness owing to the Majority Stockholder Trust and affiliates of Dr. Pearce), acting in its (and their) discretion.  The Company has received no loans, advances or funding, from the Majority Stockholder Trust or any other party, since December 2014.  Neither the Majority Stockholder Trust nor any other party has made any commitment or undertaken any obligation to provide additional funding or financing to the Company (or to extend the maturity dates on existing indebtedness), including in connection with working capital needs, preparing, negotiating, reaching a definitive agreement with respect to or consummating any Opportunities or furthering the commercial development of the Real Property.  There can be no assurance that the Majority Stockholder Trust (or any other affiliate of Dr. Pearce or any other party) will provide funding or financing to the Company, or that the Majority Stockholder Trust (or any other affiliate of Dr. Pearce) will agree to extend the maturity dates on any existing indebtedness.  In addition, if the Majority Stockholder Trust (or any affiliate of Dr. Pearce), in its discretion, were to provide or facilitate any such additional funding or financing, there can be no assurance that the Majority Stockholder Trust (or such affiliate) would continue to do so (or extend maturity dates on existing indebtedness) in the future, or regarding the amount, terms, restrictions or conditions of any such funding or financing.  The Company’s sourcing of additional funding or financing to fund its continued existence beyond March 31, 2016 may require significant effort, costs and expenditures, and if the Company succeeds in obtaining such funding or financing, the terms and conditions could be onerous and result in substantial dilution of existing capital stock positions as well as increased interest expense.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Le@P Technology, Inc. Annual Report on Form 10-K for the year ended December 31, 2014.

Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

Refer to the consolidated financial statements and footnotes thereto included in the Le@P Technology, Inc. Annual Report on Form 10-K for the year ended December 31, 2014 for recent accounting pronouncements.  Other pronouncements have been issued but the Company does not believe that their adoption will have a significant impact on the financial position or results of operations.

3.	Notes Payable to Related Parties

As noted above, Le@P Technology, Inc.’s wholly-owned subsidiary, Parkson, owns the Real Property.  Parkson purchased the Real Property on September 28, 2001 from Bay Colony Associates, Ltd. (“Bay Colony”), an entity wholly-owned by Dr. Pearce, in exchange for a two-month note in the amount of $37,500, and a five-year note (the “Long Term Note”) and related mortgage in the amount of $712,500.  The purchase price was based on an independent third-party appraisal.  As previously reported in the Company’s December 2014 10-K, the Long Term Note was replaced a number of times and is currently evidenced by the December 2014 Parkson Replacement Note (as defined above) in the principal amount of $881,846.  The December 2014 Parkson Replacement Note bears interest at the rate of 3.75% per annum, with both principal and all accrued interest due in one lump sum on March 31, 2016.  Based on an October 2014 independent appraisal of the fair market value of the Real Property and an unsolicited, conditional offer received from a third party to purchase the Real Property received in September 2014, the indebtedness evidenced by the December 2014 Parkson Replacement Note exceeds the value of the Real Property.

As previously reported in the Company’s December 2014 10-K, and as discussed above, the Majority Stockholder Trust, of which Dr. Pearce is the 100% beneficial owner, provided the Company with the $150,000 December 2014 Loan in December 2014.  The Company has received no additional loans, advances or funding, from the Majority Stockholder Trust or any other party, since December of 2014.

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

As previously reported in the Company’s December 2014 10-K, and as discussed above, on December 17, 2014, the Majority Stockholder Trust, as holder of and payee under the 2012 Working Capital Note, agreed: (i) to extend the maturity date of the total outstanding indebtedness under the 2012 Working Capital Note from March 31, 2015 to March 31, 2016 (the “Extended Maturity Date”), and (ii) to combine the total outstanding indebtedness evidenced by and under the December 2014 Loan (as described above) and the 2012 Working Capital Note (including its outstanding principal amount and accrued interest through December 16, 2014) into a single promissory note, thereby replacing the 2012 Working Capital Note with a 2014 Combined Promissory Note (Working Capital) dated December 17, 2014 in the principal amount of $2,852,358.46 (the “2014 Combined Promissory Note”).   This balance remains outstanding at March 31, 2015.  The principal and all accrued interest – at the agreed rate of 3.75% per annum – under the 2014 Combined Promissory Note are due in one lump sum on the Extended Maturity Date of March 31, 2016.  Other than the new (combined) principal amount, which includes the principal amount of the December 2014 Loan, and the extension of the maturity date, in each case as noted above, the terms of the 2012 Working Capital Note were not changed and this note (and the obligations thereunder) is now incorporated in and replaced and evidenced by the 2014 Combined Promissory Note.

Throughout its recent history, the Company has relied entirely upon the Majority Stockholder Trust (and other affiliates of Dr. Pearce) to fund working capital and expenses (and to extend maturities on indebtedness owing to the Majority Stockholder Trust and affiliates of Dr. Pearce), acting in its (and their) discretion.  The Company has received no loans, advances or funding, from the Majority Stockholder Trust or any other party, since December 2014.  Neither the Majority Stockholder Trust nor any other party has made any commitment or undertaken any obligation to provide additional funding or financing to the Company (or to extend the maturity dates on existing indebtedness).  There can be no assurance that the Majority Stockholder Trust (or any other affiliate of the Majority Stockholder or any other party) will provide funding or financing to the Company, or that the Majority Stockholder Trust (or any other affiliate of the Majority Stockholder) will agree to extend the maturity dates on any existing indebtedness.  In addition, if the Majority Stockholder Trust (or any affiliate of the Majority Stockholder), in its discretion, were to provide or facilitate any such funding or financing, there can be no assurance that the Majority Stockholder Trust would continue to do so (or extend maturity dates on existing indebtedness) in the future, or regarding the amount, terms, restrictions or conditions of any such funding or financing.

4.	Financial Instruments and Fair Values

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.

The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturities of these instruments.

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

Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, forecasts, statements relating to the plans, objectives and expected or anticipated business, operations, development, pursuits, liquidity, capital resources, financial condition or operating results of the Company, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “seek”, “estimate,” “budget,” “intend,” “strategy,” “plan,” “objective,” “goal,” “propose,” “pursuit,” “may,” “should,” “will,” “would,” “will be,” “can”, “could,” “will continue,” “will likely result,” and similar words, statements and expressions.  Forward-looking statements are based on current beliefs, expectations and assumptions that are subject to risks and uncertainties that can be difficult to predict or ascertain and which may cause the actual results to differ materially from the forward-looking statements.  In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of the Company, the inclusion of such information should not be regarded as a statement by the Company or any other person that these forward-looking statements (or the Company’s goals, objectives, plans, pursuits, intentions, or other forward-looking information derived therefrom) will be achieved.  Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein include, without limitation, the items listed below:

•	The ability to raise capital or obtain additional funding or financing;
•	The ability to execute the Company’s strategy in a very competitive environment;
•	The degree of financial leverage and related borrowing and interest expenses;
•	The ability to control future operating and other expenses;
•	Risks associated with the capital markets and investment climate;

•	Risks associated with acquisitions and other Opportunities (including those with sourcing, obtaining funding and financing for, and negotiating, documenting and executing on, Opportunities, as well as funding and providing for post-transaction personnel, support, working capital and other needs);
•	Regulatory considerations and related requirements under the Investment Company Act of 1940;
•	Contingent liabilities; and
•	Other risks referenced from time to time in the Company’s filings with the Securities and Exchange Commission.

The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Strategy

As noted above, the Company currently has no business operations, no revenues or revenue-producing activities, and has limited cash, and ongoing expenses as well as substantial indebtedness and liabilities.

During 2015, the Company’s Board of Directors plans to continue to consider and (as applicable and as it deems appropriate) pursue, subject to budget and cash constraints, potential acquisition and possibly joint venture and investment Opportunities that may come to the attention of Board members or management.  This may include Opportunities introduced by Dr. Pearce or his network of contacts.  The Board from time to time also evaluates other alternatives with respect to the Company and its future.  The Board held a number of planning discussions regarding the Company’s pursuit of Opportunities during 2014 with both management and, through a Board representative, with Dr. Pearce, but the Company was not, as of March 31, 2015, pursuing any specific Opportunities. As noted above, the Company’s 12-month Cash Budget includes an allocation of up to $175,000 for limited funding of the investigation and initial pursuit of possible Opportunities.  The ability of the Company to identify, reach (preliminary or definitive) agreement on and/or ultimately consummate any such Opportunity is dependent upon, among other things, its ability to obtain additional funding and financing for, and to source, negotiate and execute on, such Opportunities (and to fund and provide for post-transaction personnel, support, working capital and other needs as applicable).

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents as of March 31, 2015 aggregated $646,560 which management believes, based on the Company’s recent and expected operating expenses and internally prepared 12-month Cash Budget, will be sufficient to fund the Company’s working capital requirements at least through March 31, 2016, but is not sufficient to fund the $3,734,204 related party note and accrued interest thereon which are both due on March 31, 2016. As previously reported in the Company’s December 2014 10-K and as discussed above under Note 1 (”Notes Payable to Related Parties”) to the Notes to Condensed Consolidated Financial Statements, in December 2014 the Company received the December 2014 Loan in the principal amount of $150,000, on the terms disclosed (including a 3.75% interest rate and maturity date for principal and all accrued interest of March 31, 2016) from the Majority Stockholder Trust.  In the event (a) the Company does not generate revenue or income sufficient to fund its operations, activities and expenses, or (b) third-party funding or financing does not become available to the Company on terms acceptable to the Company prior to the Company exhausting its existing cash and cash equivalents, the Company will not be able to fund its working capital, operations or related expenses and would be entirely dependent upon the continued funding, loans and working capital advances from the Majority Stockholder Trust (which are provided in the Majority Stockholder Trust’s sole discretion).  The Company has received no loans, advances or funding, from the Majority Stockholder Trust or any other party, since December 2014.  Neither the Majority Stockholder Trust nor any other party has made any commitment or undertaken any obligation to provide additional funding or financing to the Company (or to extend the maturity dates on existing indebtedness), including in connection with working capital needs, preparing, negotiating, reaching a definitive agreement with respect to or consummating any Opportunities or furthering the commercial development of the Real Property.  There can be no assurance that the Majority Stockholder Trust (or any other affiliate of Dr. Pearce or any other party) will provide funding or financing to the Company, or that the Majority Stockholder Trust (or any other affiliate of Dr. Pearce) will agree to extend the maturity dates on any existing indebtedness.  In addition, if the Majority Stockholder Trust (or any affiliate of Dr. Pearce), in its discretion, were to provide or facilitate any such additional funding or financing, there can be no assurance that the Majority Stockholder Trust would continue to do so (or extend maturity dates on existing indebtedness) in the future, or regarding the amount, terms, restrictions or conditions of any such funding or financing.  The Company’s sourcing of additional funding or financing may require significant effort, costs and expenditures, and if the Company succeeds in obtaining such financing, the financing terms could be onerous and result in substantial dilution of existing capital stock positions as well as increased interest expense.

The Majority Stockholder Trust is the sole owner of the outstanding shares of the Company’s Series B Preferred Stock.  Dividends on the Series B Preferred Stock are cumulative and accrue at a rate of 10% per annum on the preferred stock’s stated liquidation value of $1,000 per share and must be paid before any dividends may be paid on any other class or series of common or preferred stock; in addition, no other class or series of common or preferred stock may be redeemed or repurchased nor may the Series B Preferred Stock be altered or modified without the approval of the holder(s) of the Series B Preferred Stock.  As of March 31, 2015, dividends of $3,375,750 were accumulated and unpaid on the Company’s Series B Preferred Stock.  The accumulated amount, in addition to any additional amounts that may accrue, will be charged to retained earnings, if any, or additional paid-in capital, if and/or when declared by the Company’s Board of Directors.

As noted above, the Company has no operating revenues and, even though the Company has decided to continue to focus on, consider and (as applicable and as the Board deems appropriate) pursue potential Opportunities, there can be no assurance that this strategy will be successful or that it will generate any operating revenues or income in the future.

Financial Condition at March 31, 2015 Compared to December 31, 2014

The Company’s total assets decreased from approximately $1,203,000 at the end of 2014 to approximately $1,082,000 at March 31, 2015, primarily reflecting the decrease of cash and cash equivalents used for payments of operating expenses, offset by an increase of prepaid expenses.

The Company’s total liabilities increased from approximately $3,807,000 at the end of 2014 to approximately $3,815,000 at March 31, 2015, primarily due to an increase in accrued interest payable to a related party of approximately $35,000 offset by a decrease in professional fees of approximately $8,000 and a decrease in accounts payable and other accrued expenses of approximately $17,000.

The Company’s working capital decreased from approximately $736,000 at the end of 2014 to a deficiency of approximately $3,134,000 at March 31, 2015, primarily reflecting the decrease of approximately $122,000 in cash used for payments of operating expenses offset by an increase in prepaid expenses of approximately $20,000, a decrease in professional fees of approximately $8,000 and a decrease in accounts payable and other accrued expenses of approximately $17,000 and a reclassification of the $3,724,204 related party note maturing in March 2016 as a short term liability.

Comparison of Results of Operations for the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

The Company’s net loss before income taxes decreased from approximately $131,000 for the three months ended March 31, 2014 to approximately $130,000 for the three months ended March 31, 2015.  The variance primarily reflects a decrease in professional fees of approximately $8,000 and a decrease in salaries and benefits of approximately $2,000 offset by an increase in interest expense of approximately $4,000 and an increase in general and administrative expenses of approximately $5,000.

Off-Balance Sheet Arrangements

As of March 31, 2015, the Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on the current or future financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).   As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of the Company’s Acting Principal Executive Officer and Acting Principal Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2015, the end of the period covered by this report.  Based on that review and evaluation, the Acting Principal Executive Officer and Acting Principal Financial Officer, along with the management of the Company, have determined that as of March 31, 2015, the disclosure controls and procedures are effective.

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

As of March 31, 2015, the Company was not involved in any material claims, lawsuits or legal proceedings.

Item 1A.	Risk Factors

As a “smaller reporting company,” as defined by the Securities and Exchange Commission regulations promulgated under the Exchange Act, the Company is not required to provide the information required by this item.  Notwithstanding this, this Report contains certain forward-looking statements that involve risks and uncertainties, and the Company’s business, operations and future are subject to certain risks and uncertainties, some of which are noted elsewhere in this Report.  Please see the section entitled “Forward-Looking Statements” on pages 12 and 13 for important information to consider when evaluating such statements (and related notes) included in, and when considering risks and uncertainties, in connection with this Report and the future of the Company, its business and value.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of equity securities during the fiscal quarter ending March 31, 2015.

Item 3.	Defaults Upon Senior Securities

As of March 31, 2015, (i) the Company did not experience any defaults with respect to any outstanding indebtedness of the Company, and (ii) dividends of $3,375,750 were accumulated and unpaid on the Series B Preferred Stock.

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

LE@P TECHNOLOGY, INC.

Dated: May 4, 2015	By:	/s/ Timothy C. Lincoln
Timothy C. Lincoln
Acting Principal Executive Officer

Dated: May 4, 2015	By:	/s/ Mary E. Thomas
Mary E. Thomas
Acting Principal Financial Officer

Exhibit Index

Exhibit	Description

31.1	Certification of Acting Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Acting Principal Executive Officer relating to Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Acting Principal Financial Officer relating to Periodic Financial Report pursuant to 18 U.S.C. Section 1350.