Form 10-Q
period 2015-09-30
LEAP TECHNOLOGY INC / DE
filed 2015-11-04
CIK 110027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015
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

Class A Common Stock, par value $0.01 per share: 65,195,909 shares outstanding as of November 4 2015
Class B Common Stock, par value $0.01 per share: 25,000 shares outstanding as of November 4, 2015

LE@P TECHNOLOGY, INC. AND SUBSIDIARIES

Page Number

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited) September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$513,632	$789,195
Prepaid expenses	23,276	14,030
Total current assets	536,908	803,225

Property and equipment, net	400,000	400,000

Other assets	170	170

Total assets	$937,078	$1,203,395

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(continued)

	(Unaudited) September 30, 2015	December 31, 2014
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable an accrued expenses	$14,512	$26,192
Accrued professional fees	451	20,100
Accrued compensation and related liabilities	13,486	20,936
Short-term notes payable to related party	3,734,204	-
Short-term accrued interest payable to related party	110,491	-
Total current liabilities	3,873,144	67,228

Long-term notes payable to related party	-	3,734,204

Long-term accrued interest payable to related party	-	5,754

Total liabilities	3,873,144	3,807,186

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $0.001 par value per share. 25,000,000 shares authorized, and 2,170 shares issued and outstanding at September 30, 2015 and December 31, 2014.	2,170,000	2,170,000
Class A Common Stock, $0.01 par value per share. 149,975,000 shares authorized, and 65,280,759 shares issued and outstanding at September 30, 2015 and December 31, 2014.	652,808	652,808
Class B Common Stock, $0.01 par value per share. 25,000 shares authorized, issued and outstanding at September 30, 2015 and December 31, 2014.	250	250
Additional paid-in capital	35,981,387	35,981,387
Accumulated deficit	(41,691,051)	(41,358,776)
Treasury stock, at cost. 84,850 Class A shares at September 30, 2015 and December 31, 2014.	(49,460)	(49,460)
Total stockholders’ deficiency	(2,936,066)	(2,603,791)
Total liabilities and stockholders’ deficiency	$937,078	$1,203,395

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014

Revenue		$-		$-		$-		$-

Expenses:
Salaries and benefits		(1,922)		9,731		15,750		21,301
Professional fees		21,221		50,535		103,700		166,166
General and administrative		35,268		31,757		108,088		107,318
Total expenses		54,567		92,023		227,538		294,785

Loss from operations		(54,567)		(92,023)		(227,538)		(294,785)

Other income (expense):
Rental income		-		3,000		-		5,000
Interest expense		(35,296)		(31,548)		(104,737)		(93,614)
Total other income (expense)		(35,296)		(28,548)		(104,737)		(88,614)

Loss before income taxes		(89,863)		(120,571)		(332,275)		(383,399)

Provision for income taxes		-		-		-		-

Net loss		(89,863)		(120,571)		(332,275)		(383,399)

Dividends undeclared on cumulative preferred stock		54,250		54,250		162,750		162,750

Net loss attributable to common stockholders		$(144,113)		$(174,821)		$(495,025)		$(546,149)

Basic and diluted net loss per share:
Net loss per common share	$	(0.00)	$	(0.00)	$	(0.00)	$	(0.00)
Net loss attributable to common stockholders	$	(0.00)	$	(0.00)	$	(0.01)	$	(0.01)

Basic and diluted weighted average shares outstanding		65,305,759		65,305,759		65,305,759		65,305,759

See notes to condensed consolidated financial statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(332,275)	$(383,399)
Changes in operating assets and liabilities:
Prepaid expenses	(9,246)	3,603
Accounts payable and accrued expenses	(11,680)	11,801
Accrued professional fees	(19,649)	4,579
Accrued compensation and related liabilities	(7,450)	(1,012)
Accrued interest payable to related party	104,737	93,614
Net cash used in operating activities	(275,563)	(270,814)

Net decrease in cash	(275,563)	(270,814)
Cash and cash equivalents at beginning of period	789,195	1,031,311
Cash and cash equivalents at end of period	$513,632	$760,497

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2015
(Unaudited)

1.	The Company

Le@P Technology, Inc. (the “Company”) currently has no business operations, no revenues or revenue-producing activities.  As further discussed below, the Company has limited cash, and ongoing expenses as well as substantial indebtedness and liabilities.

As previously reported initially in the Company’s Current Report on Form 8-K dated December 17, 2014 (the “December 2014 8-K”), the M. Lee Pearce Living Trust (the “Majority Stockholder Trust”), of which the Company’s indirect and beneficial majority stockholder, M. Lee Pearce, M.D. (“Dr. Pearce”), is the 100% beneficial owner (Dr. Pearce, together with entities owned or controlled by him that own capital stock of the Company, are collectively referred to as the “Majority Stockholder”), provided the Company with a $150,000 loan in December 2014 (the “December 2014 Loan”), on the terms disclosed (including a 3.75% interest rate and maturity date for principal and all accrued interest of March 31, 2016).  The Company has received no additional loans, advances or funding from the Majority Stockholder Trust or any other party since December 2014, and neither the Majority Stockholder Trust nor any other party has made any commitment or undertaken any obligation to provide additional funding or financing to the Company (or to extend the maturity dates on existing indebtedness).  Based on the Company’s year-to-date and anticipated operating expenses and management’s internally prepared cash budget for the 6-month period ending March 31, 2016 (the “6-month Cash Budget”), management believes that the Company’s current cash and cash equivalents will be sufficient to fund the Company’s working capital requirements through March 31, 2016, but will not be sufficient to repay the $3,844,695 principal amount and accrued interest thereon as of September 30, 2015 due on March 31, 2016 in connection with the December 2014 Parkson Replacement Note (defined below in this Note 1) and the 2014 Combined Promissory Note (defined in Note 3 below). The Company’s 6-month Cash Budget includes allocations for the funding of (i) up to $175,000 for the investigation and initial pursuit of possible acquisition, joint venture and investment opportunities as discussed further below (including due diligence, investigation and initial/preliminary legal expenses, but not purchase price or legal or accounting expenses associated with negotiating, reaching a definitive agreement regarding or consummating any such transaction), and (ii) $25,000 for limited improvement (including permitting and land use-related fees, but not including any construction or physical development costs) regarding the parcel of real property located in Broward County, Florida (the “Real Property”) owned by the Company’s wholly-owned subsidiary, Parkson Property LLC (“Parkson”).

During the remainder of 2015, the Company’s Board of Directors (the “Board” or “Board of Directors”) plans to continue to consider, subject to budget and cash constraints, potential acquisition and possibly joint venture and investment opportunities (particularly those in the health care technology, products and services and life sciences arenas) (“Opportunities”) that may come to the attention of Board members or management.  This may include Opportunities introduced or referred by Dr. Pearce (or his network of contacts).  The Board from time to time may also consider and evaluate other alternatives with respect to the Company and its future.  The Board held a number of discussions regarding the Company’s consideration of possible Opportunities during 2014 and the first three calendar quarters of 2015 with both management and, through a Board member, with Dr. Pearce, but, as of September 30, 2015, the Company had not identified, and was not conducting due diligence with respect to or pursuing, any specific Opportunities.  As noted above, the Company’s 6-month Cash Budget includes an allocation of up to $175,000 for limited funding of the investigation and initial pursuit of possible Opportunities.  The ability of the Company to identify, reach (preliminary or definitive) agreement on and/or ultimately consummate any such Opportunity is dependent upon, among other things, its ability to obtain additional funding and financing for, and to source, negotiate and execute on, such Opportunities (and to fund and provide for post-transaction personnel, support, working capital and other needs as applicable).

The only material asset of the Company (other than cash and cash equivalents and prepaid expenses) is the Real Property (classified as property and equipment in our balance sheet), which is owned by the Company’s wholly-owned subsidiary, Parkson.  The Real Property is zoned light industrial, consists of approximately one and one-third acres and is currently undeveloped and unleased.  In order to lease the Real Property, certain regulatory compliance and possibly development and entitlement matters would need to be addressed (and the expenses associated therewith paid).  The Real Property is encumbered by a note (as discussed and defined further in Note 3 below, the “December 2014 Parkson Replacement Note”) and related mortgage in the aggregate principal amount as of September 30, 2015 of $881,845.  The December 2014 Parkson Replacement Note bears interest at the rate of 3.75% per annum and matures (both principal and all accrued interest) on March 31, 2016 (reflecting an extension of the maturity date under the previous replaced note).  Based on an October 2014 independent appraisal of the fair market value of the Real Property and an unsolicited conditional offer received from a third party to purchase the Real Property received in September 2014, the indebtedness evidenced by the December 2014 Parkson Replacement Note exceeds the value of the Real Property.  The Company realizes no revenue associated with the Real Property (and, at present, there is no prospect of realizing any such revenue), despite having operating, financing and insurance costs associated with the Real Property.  As noted above, the Company’s 6-month Cash Budget includes an allocation of $25,000 for limited development costs (including permitting and land use-related fees, but not including any construction or physical development costs) associated with the Real Property.  At present, there is no plan to develop, improve or lease all or any portion of the Real Property.

Operating Losses and Cash Flow Deficiencies

As noted above and in previous reports filed by the Company with the Securities Exchange Commission (the “SEC”), the Company currently has no business operations, no revenues or revenue-producing activities, and has limited cash, and ongoing expenses as well as substantial indebtedness and liabilities.  Throughout its recent history, the Company has relied entirely upon the Majority Stockholder Trust (and other affiliates of Dr. Pearce) to fund working capital and expenses (and to extend maturities on indebtedness owing to the Majority Stockholder Trust and other affiliates of Dr. Pearce), acting in its (and their) discretion.  The Company has received no loans, advances or funding, from the Majority Stockholder Trust or any other party, since December 2014.  Neither the Majority Stockholder Trust nor any other party has made any commitment or undertaken any obligation to provide additional funding or financing to the Company (or to extend the maturity dates on existing indebtedness), including in connection with working capital needs, preparing, negotiating, reaching a definitive agreement with respect to or consummating any Opportunities or furthering the commercial development or improvement of the Real Property.  There can be no assurance that the Majority Stockholder Trust (or any other affiliate of Dr. Pearce or any other party) will provide funding or financing to the Company, or that the Majority Stockholder Trust (or any other affiliate of Dr. Pearce) will agree to extend the maturity dates on any existing indebtedness.  In addition, if the Majority Stockholder Trust (or any affiliate of Dr. Pearce), in its discretion, were to provide or facilitate any such additional funding or financing, there can be no assurance that the Majority Stockholder Trust (or such affiliate) would continue to do so (or extend maturity dates on existing indebtedness) in the future, or regarding the amount, terms, restrictions or conditions of any such funding or financing.  The Company’s sourcing of additional funding or financing to enable it to fund its working capital requirements beyond March 31, 2016 may require significant effort, costs and expenditures, and if the Company succeeds in obtaining such funding or financing, the terms and conditions could be onerous and result in substantial dilution of existing capital stock positions as well as increased interest expense.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included.  Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

As previously reported initially in the Company’s December 2014 8-K, and as discussed above, on December 17, 2014, the Majority Stockholder Trust, as holder of and payee under the 2012 Working Capital Note, agreed: (i) to extend the maturity date of the total outstanding indebtedness under the 2012 Working Capital Note from March 31, 2015 to March 31, 2016 (the “Extended Maturity Date”), and (ii) to combine the total outstanding indebtedness evidenced by and under the December 2014 Loan (as described above) and the 2012 Working Capital Note (including its outstanding principal amount and accrued interest through December 16, 2014) into a single promissory note, thereby replacing the 2012 Working Capital Note with a 2014 Combined Promissory Note (Working Capital) dated December 17, 2014 in the principal amount of $2,852,359 (the “2014 Combined Promissory Note”).  The principal and all accrued interest – at the agreed rate of 3.75% per annum – under the 2014 Combined Promissory Note are due in one lump sum on the Extended Maturity Date of March 31, 2016.  Other than the new (combined) principal amount, which includes the principal amount of the December 2014 Loan, and the extension of the maturity date, in each case as noted above, the terms of the 2012 Working Capital Note were not changed and this note (and the obligations thereunder) is now incorporated in and replaced and evidenced by the 2014 Combined Promissory Note.

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

All of the Company’s existing outstanding indebtedness is scheduled to mature on March 31, 2016.  The total amount of such indebtedness (principal and interest), all due to related parties, as of September 30, 2015 was $3,844,695.

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

Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, forecasts, statements relating to the plans, objectives and expected or anticipated business, operations, development, pursuits, liquidity, capital resources, financial condition or operating results of the Company, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “seek”, “estimate,” “budget,” “intend,” “strategy,” “plan,” “objective,” “goal,” “propose,” “pursuit,” “may,” “should,” “will,” “would,” “will be,” “can”, “could,” “will continue,” “will likely result,” and similar words, statements and expressions.  Forward-looking statements are based on current beliefs, expectations and assumptions that are subject to risks and uncertainties that can be difficult to predict or ascertain and which may cause the actual results to differ materially from the forward-looking statements.  In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of the Company, the inclusion of such information should not be regarded as a statement by the Company or any other person that these forward-looking statements (or the Company’s goals, objectives, plans, pursuits, intentions, or other forward-looking information derived therefrom) will be achieved.  Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein include, without limitation, the items listed below:

•	The ability to raise capital or obtain additional funding or financing;
•	The ability to extend maturities on existing outstanding indebtedness;
•	The ability to execute the Company’s strategy (including in respect of possible Opportunities) in a very competitive environment;
•	The degree of financial leverage and related borrowing and interest expense obligations;
•	The ability to control future operating and other expenses;
•	Risks associated with the capital markets and investment climate;
•	Risks associated with acquisitions and other Opportunities (including those with identifying, sourcing, obtaining funding and financing for, and negotiating, documenting and executing on, Opportunities, as well as funding and providing for post-transaction personnel, support, working capital and other needs);
•	Regulatory considerations and related requirements under the Securities Exchange Act of 1934 and the Investment Company Act of 1940;
•	Contingent liabilities; and
•	Other risks referenced from time to time in the Company’s filings with the Securities and Exchange Commission.

The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Strategy

As noted above and in previous reports filed by the Company with the SEC, the Company currently has no business operations, no revenues or revenue-producing activities, and has limited cash, and ongoing expenses as well as substantial indebtedness and liabilities.

During the remainder of 2015, the Company’s Board of Directors plans to continue to consider, subject to budget and cash constraints, potential acquisition and possibly joint venture and investment Opportunities that may come to the attention of Board members or management.  This may include Opportunities introduced by Dr. Pearce or his network of contacts.  The Board from time to time may also evaluate other alternatives with respect to the Company and its future.  The Board held a number of discussions regarding the Company’s consideration of possible Opportunities during 2014 and the first three calendar quarters of 2015 with both management and, through a Board member, with Dr. Pearce, but, as of September 30, 2015, the Company had not identified, and was not conducting due diligence with respect to or pursuing, any specific Opportunities. As noted above, the Company’s 6-month Cash Budget includes an allocation of up to $175,000 for limited funding of the investigation and initial pursuit of possible Opportunities.  The ability of the Company to identify, reach (preliminary or definitive) agreement on and/or ultimately consummate any such Opportunity is dependent upon, among other things, its ability to obtain additional funding and financing for, and to source, negotiate and execute on, such Opportunities (and to fund and provide for post-transaction personnel, support, working capital and other needs as applicable).

Competition

In considering, approaching and possibly pursuing Opportunities, the Company faces a highly competitive, rapidly evolving and difficult environment.  Potential competitors for Opportunities include a wide variety of venture capital, private equity, investment and other funds, as well as individual, private and public investors, joint venture partners and acquirers, and other organizations (including strategically positioned operating companies pursuing the same or similar acquisition, investment and/or joint venture opportunities), most of which enjoy capital, access to capital and significantly greater financial, management, operational and technical resources than the Company.

Liquidity and Capital Resources

The Company’s cash and cash equivalents as of September 30, 2015 aggregated $513,632 which management believes, based on the Company’s recent and expected operating expenses and internally prepared 15-month Cash Budget, will be sufficient to fund the Company’s working capital requirements through March 31, 2016, but will not be sufficient to repay the $3,844,695 principal amount and accrued interest thereon as of September 30, 2015 due on March 31, 2016 in connection with the December 2014 Parkson Replacement Note and the 2014 Combined Promissory Note.  As previously reported in the Company’s December 2014 8--K and as discussed above under Note 3 (”Notes Payable to Related Parties”) to the Notes to Condensed Consolidated Financial Statements, in December 2014 the Company received the December 2014 Loan in the principal amount of $150,000, on the terms disclosed (including a 3.75% interest rate and maturity date for principal and all accrued interest of March 31, 2016) from the Majority Stockholder Trust.  In the event (a) the Company does not generate revenue or income sufficient to fund its operations, activities and expenses, or (b) third-party funding or financing does not become available to the Company on terms acceptable to the Company prior to the Company exhausting its existing cash and cash equivalents, the Company will not be able (1) to pay-off its existing indebtedness when it matures (on March 31, 2016), or (2) to fund its working capital, operations or related expenses and would be entirely dependent upon the continued funding, loans and working capital advances from the Majority Stockholder Trust (which are provided in the Majority Stockholder Trust’s sole discretion).  The Company has received no loans, advances or funding, from the Majority Stockholder Trust or any other party, since December 2014.  Neither the Majority Stockholder Trust nor any other party has made any commitment or undertaken any obligation to provide additional funding or financing to the Company (or to extend the maturity dates on existing indebtedness), including in connection with working capital needs, preparing, negotiating, reaching a definitive agreement with respect to or consummating any Opportunities or furthering the commercial development or improvement of the Real Property.  There can be no assurance that the Majority Stockholder Trust (or any other affiliate of Dr. Pearce or any other party) will provide funding or financing to the Company, or that the Majority Stockholder Trust (or any other affiliate of Dr. Pearce) will agree to extend the maturity dates on any existing indebtedness.  In addition, if the Majority Stockholder Trust (or any affiliate of Dr. Pearce), in its discretion, were to provide or facilitate any such additional funding or financing, there can be no assurance that the Majority Stockholder Trust would continue to do so (or extend maturity dates on existing indebtedness) in the future, or regarding the amount, terms, restrictions or conditions of any such funding or financing.  The Company’s sourcing of additional funding or financing may require significant effort, costs and expenditures, and if the Company succeeds in obtaining such financing, the financing terms could be onerous and result in substantial dilution of existing capital stock positions as well as increased interest expense.

The Majority Stockholder Trust is the sole owner of the outstanding shares of the Company’s Series B Preferred Stock.  Dividends on the Series B Preferred Stock are cumulative and accrue at a rate of 10% per annum on the preferred stock’s stated liquidation value of $1,000 per share and must be paid before any dividends may be paid on any other class or series of common or preferred stock; in addition, no other class or series of common or preferred stock may be redeemed or repurchased nor may the Series B Preferred Stock be altered or modified without the approval of the holder(s) of the Series B Preferred Stock.  As of September 30, 2015, dividends of $3,484,250 were accumulated and unpaid on the Company’s Series B Preferred Stock.  The accumulated amount, in addition to any additional amounts that may accrue, will be charged to retained earnings, if any, or additional paid-in capital, if and/or when declared by the Company’s Board of Directors.

As noted above under Note 1 of the Notes to Condensed Consolidated Financial Statements, the Company has no operating revenues and, even though the Company plans to continue to consider, subject to budget and cash constraints, potential Opportunities, there can be no assurance that this strategy will be successful or that it will generate any operating revenues or income in the future.

Financial Condition at September 30, 2015 Compared to December 31, 2014

The Company’s total assets decreased from approximately $1,203,000 at the end of 2014 to approximately $937,000 at September 30, 2015, primarily reflecting the decrease of cash and cash equivalents used for payments of operating expenses, offset by an increase of prepaid expenses.

The Company’s total liabilities increased from approximately $3,807,000 at the end of 2014 to approximately $3,873,000 at September 30, 2015, primarily due to an increase in accrued interest payable to a related party of approximately $105,000 offset by a decrease in accrued professional fees of approximately $20,000, a decrease in accounts payable and other accrued expenses of approximately $12,000, and a decrease in accrued compensation and related liabilities of approximately $7,000.

The Company’s working capital decreased from approximately $736,000 at the end of 2014 to a deficit of approximately $3,337,000 at September 30, 2015, primarily reflecting a reclassification of the $3,734,204 principal amount due in connection with the December 2014 Parkson Replacement Note and the 2014 Combined Promissory Note and related accrued interest payable of $110,491 (previously classified as long-term notes payable and long-term accrued interest as of December 31, 2014), each of which is scheduled to mature on March, 31 2016, as a short-term liability (notes payable and accrued interest) and the decrease of approximately $275,000 in cash and cash equivalents used for payments of operating expenses, offset by an increase in prepaid expenses of approximately $9,000, a decrease in accrued professional fees of approximately $20,000, a decrease in accounts payable and other accrued expenses of approximately $12,000, and a decrease in accrued compensation and related liabilities of approximately $7,000.

Comparison of Results of Operations for the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014

The Company’s net loss before income taxes decreased from approximately $121,000 for the three months ended September 30, 2014 to approximately $90,000 for the three months ended September 30, 2015.  The variance primarily reflects a decrease in professional fees of approximately $29,000 and a decrease in salaries and benefits of approximately $12,000, offset by a decrease in rental income of $3,000, an increase in general and administrative expenses of approximately $4,000 and an increase in interest expense of approximately $4,000.

Comparison of Results of Operations for the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014

The Company’s net loss before income taxes decreased from approximately $383,000 for the nine months ended September 30, 2014 to approximately $332,000 for the nine months ended September 30, 2015.  The variance primarily reflects a decrease in professional fees of approximately $62,000 and a decrease in salary and benefits of approximately $6,000, offset by an increase in interest expense of approximately $11,000.

Off-Balance Sheet Arrangements

As of September 30, 2015, the Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on the current or future financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).   As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of the Company’s Acting Principal Executive Officer and Acting Principal Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2015, the end of the period covered by this quarterly report.  Based on that review and evaluation, the Acting Principal Executive Officer and Acting Principal Financial Officer, along with the management of the Company, have determined that as of September 30, 2015, the disclosure controls and procedures are effective.

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

As of September 30, 2015, the Company was not involved in any material claims, lawsuits or legal proceedings.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of equity securities during the fiscal quarter ending September 30, 2015.

Item 3.	Defaults Upon Senior Securities

As of September 30, 2015, the Company did not experience any defaults with respect to any outstanding indebtedness of the Company.  As of November 4, 2015, dividends of $3,484,250 were accumulated and unpaid on the Series B Preferred Stock.

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

LE@P TECHNOLOGY, INC.

Dated: November 4, 2015	By:	/s/ Timothy C. Lincoln
Timothy C. Lincoln
Acting Principal Executive Officer

Dated: November 4, 2015	By:	/s/ Mary E. Thomas
Mary E. Thomas
Acting Principal Financial Officer

Exhibit Index

Exhibit	Description

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