Form 10-K
period 2015-12-31
LEAP TECHNOLOGY INC / DE
filed 2016-03-16
CIK 110027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2015

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

Indicate by checkmark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $168,412. Reference is made to the response to Item 5 of this Annual Report.

The number of shares of Class A Common Stock of the issuer outstanding as of March 16, 2016 was 65,195,909. The number of shares of Class B Common Stock of the issuer outstanding as of March 16, 2016 was 25,000.

The number of shares of Series B Preferred Stock of the issuer outstanding as of March 16, 2016 was 2,170.

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

As previously reported in the Company’s Current Report on Form 8-K and 8-K/A dated December 31, 2015 (the “December 2015 8-K”), in December 2015 the Company received a $100,000 loan (the “December 2015 Loan”), on the terms disclosed (including a 2.50% interest rate and maturity date for principal and all accrued interest of March 31, 2017), from the M. Lee Pearce Living Trust (the “Majority Stockholder Trust”), of which the Company’s indirect and beneficial majority stockholder, M. Lee Pearce, M.D. (“Dr. Pearce”), is the 100% beneficial owner (Dr. Pearce, together with entities owned or controlled by him that own capital stock of the Company, are collectively referred to as the “Majority Stockholder”). The Majority Stockholder’s beneficial ownership of the Company’s issued and outstanding capital stock is reported under Item 12 (in the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”) below. The Company has received no additional loans, advances or funding, from the Majority Stockholder Trust or any other party, since December 2015. Based on the Company’s year-to-date and anticipated operating expenses and management’s internally prepared cash budget for the 15-month period ending March 31, 2017 (the “15-month Cash Budget”), management believes that the Company’s current cash and cash equivalents will be sufficient to fund the Company’s working capital requirements at least through March 31, 2017. The Company’s 15-Month Cash Budget includes allocations for the funding of up to $15,000 for the investigation and initial pursuit of possible acquisition, joint venture and investment opportunities as discussed further below (including due diligence, investigation and initial/preliminary legal expenses, but not purchase price or legal or accounting expenses associated with negotiating, reaching a definitive agreement regarding or consummating any such transaction).

During 2016, the Company’s Board of Directors (the “Board” or “Board of Directors”) plans to continue to consider and (as applicable and as it deems appropriate) pursue, subject to budget and cash constraints, potential acquisition and possibly joint venture and investment opportunities (particularly those in the health care technology, products and services and life sciences arenas) (“Opportunities”) that may come to the attention of Board members or management. This may include Opportunities introduced by Dr. Pearce or his network of contacts. The Board from time to time also evaluates other alternatives with respect to the Company and its future. The Board held a number of planning discussions regarding the Company’s pursuit of Opportunities during 2015 with both management and, through a Board representative, with Dr. Pearce, and this process remains the subject of Board discussion and review. As of December 31, 2015, the Company was not evaluating or pursuing any specific Opportunities. As noted above, the Company’s 15-month Cash Budget includes an allocation of up to $15,000 for limited funding of the investigation and initial pursuit of possible Opportunities. The ability of the Company to identify, reach (preliminary or definitive) agreement on and/or ultimately consummate any such Opportunity is dependent upon, among other things, the Company’s ability to obtain additional funding and financing for, and to source, negotiate and execute on, such Opportunities (and to fund and provide for post-transaction personnel, support, working capital and other needs as applicable).

The only material asset of the Company (other than cash and cash equivalents and prepaid expenses) is the Real Property, which is owned by Le@P Technology, Inc.’s wholly-owned subsidiary, Parkson. The Real Property is zoned light industrial, consists of approximately one and one-third acres and is currently undeveloped and unleased. In order to lease the Real Property, certain regulatory compliance and possibly development matters would need to be addressed (and the expenses associated therewith paid). The Real Property is encumbered by a note (as discussed and defined further in Item 2 below, the “December 2015 Parkson Replacement Note”) and related mortgage in the aggregate principal amount as of December 31, 2015 of $916,183. The December 2015 Parkson Replacement

Note bears interest at the rate of 2.50% per annum and matures (both principal and all accrued interest) on March 31, 2017. Based on an October 2014 independent appraisal of the fair market value of the Real Property and an unsolicited, conditional offer received from a third party to purchase the Real Property received in September 2014, the indebtedness evidenced by the December 2014 Parkson Replacement Note exceeds the value of the Real Property. The Company realized $1,400 and $5,493 in rental income associated with the Real Property in 2015 and 2014, respectively, and had operating, financing and insurance costs associated with the Real Property that exceeded the income realized.

The Company’s total indebtedness outstanding as of December 31, 2015 was $3,979,607 (excluding accrued interest in the amount of $273). The Company’s indebtedness substantially exceeds the book value of its assets. As noted above, in December 2015, (i) the Company received the $100,000 December 2015 Loan from Majority Stockholder Trust, and (ii) through the December 2015 Parkson Replacement Note, the lender thereunder (an entity wholly-owned by Dr. Pearce), among other things, extended the maturity date (principal and all accrued interest) under that note from March 31, 2016 to March 31, 2017. In addition, as previously reported in the Company’s December 2015 8-K and 8-K/A, in December 2015, the Majority Stockholder Trust, among other things, agreed to extend the maturity date (principal and all accrued interest) on its other outstanding “working capital” loans to the Company (totaling $2,963,425 in principal amount as of December 31, 2015, excluding the December 2015 Loan amount), such that the principal and all accrued interest (at the rate of 2.50% per annum) are due in one lump sum on March 31, 2017. As noted above, the Company’s management believes, based on the Company’s recent and expected operating expenses and the 15-month Cash Budget, that the Company’s cash resources will be sufficient to fund the Company’s working capital requirements at least through March 31, 2017.

During its recent history, the Company has relied entirely upon the Majority Stockholder Trust (and other affiliates of Dr. Pearce) to fund working capital and expenses (and to extend maturities on indebtedness owing to the Majority Stockholder Trust and affiliates), acting in its (and their) discretion. The Company has received no loans, advances or funding, from the Majority Stockholder Trust or any other party, since December 2015. Neither the Majority Stockholder Trust nor any other party has any made any commitment or undertaken any obligation to provide additional funding or financing to the Company (or to extend the maturity dates on existing indebtedness), including in connection with preparing, negotiating, reaching a definitive agreement with respect to or consummating any Opportunities or furthering the commercial development of the Real Property. There can be no assurance that the Majority Stockholder Trust (or any other affiliate of the Majority Stockholder or any other party) will provide funding or financing to the Company, or that the Majority Stockholder Trust (or any other affiliate of the Majority Stockholder) will agree to extend the maturity dates on any existing indebtedness. In addition, if the Majority Stockholder Trust (or any affiliate of the Majority Stockholder), in its discretion, were to provide or facilitate any such additional funding or financing, there can be no assurance that the Majority Stockholder Trust would continue to do so (or extend maturity dates on existing indebtedness) in the future, or regarding the amount, terms, restrictions or conditions of any such funding or financing. The Company’s sourcing of additional funding or financing may require significant effort, costs and expenditures, and if the Company succeeds in obtaining such financing, the financing terms could be onerous and result in substantial dilution of existing capital stock positions as well as increased interest expense.

The Majority Stockholder Trust is the sole owner of the outstanding shares of the Company’s Series B Preferred Stock; as of December 31, 2015, dividends of $3,538,500 were accumulated and unpaid on the Company’s Series B Preferred Stock.

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

Leased Property

The Company leases corporate office space located in Ft. Lauderdale, Florida from an unrelated third party. The lease was renewed effective April 1, 2015, and provides for a term of one year and monthly rental payments of approximately $4,893. The lease provides for automatic renewal of successive one-year terms unless either party provides at least 30 days’ prior written notice to the other of its intent to terminate the lease upon expiration of the then-current term.

The Company subleases a portion of its office space on a month-to-month basis to an entity which is beneficially owned and controlled by the Majority Stockholder Trust for the monthly amount of $4,246. The total rents received in 2015 and 2014 were $50,955 each year.

Ownership of Real Property; Related Indebtedness

As noted above, Le@P Technology, Inc.’s wholly-owned subsidiary, Parkson, owns the Real Property. Parkson purchased the Real Property on September 28, 2001 from Bay Colony Associates, Ltd. (“Bay Colony”), an entity wholly-owned by Dr. Pearce, in exchange for a two-month note in the amount of $37,500, and a five-year note (the “Long Term Note”) and related mortgage in the amount of $712,500. The purchase price was based on an independent third-party appraisal. As previously reported on the Company’s December 2015 8-K and 8-K/A, the Long Term Note was replaced a number of times and is currently evidenced by the December 2015 Parkson Replacement Note (as defined above) in the principal amount of $916,183. The December 2015 Parkson Replacement Note bears interest at the rate of 2.50% per annum, with both principal and all accrued interest due in one lump sum on March 31, 2017. Based on an October 2014 independent appraisal of the fair market value of the Real Property and an unsolicited, conditional offer received from a third party to purchase the Real Property received in September 2014, the indebtedness evidenced by the December 2015 Parkson Replacement Note exceeds the value of the Real Property. As noted above, the Company realized $1,400 in revenue associated with the Real Property, and has operating, financing and insurance costs associated with the Real Property that exceed the amount of revenue received.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2015, the Company was not involved in any material claims, lawsuits or legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Holders

Based on information provided by the Company’s registrar and transfer agent, the Company had 548 holders of record of its Class A Common Stock as of March 16, 2016.

Based on information provided by the Company’s registrar and transfer agent, the Company had one record holder of its Class B Common Stock of one record holder of its Series B Preferred Stock, in each case, as of March 16, 2016.

Dividends

The Company did not pay any dividends on its Common Stock (Class A or Class B) in fiscal 2015 or fiscal 2014, and has no present plans or intention to pay dividends in the future. The payment of cash dividends on the Company’s Common Stock is a matter within the discretion of the Board, and will depend upon the Company’s business (and ability to engage in a trade or business), earnings, cash on hand, financial and legal requirements and restrictions and other relevant factors. With respect to the Company’s Series B Preferred Stock, dividends accrue at a rate of 10% per annum on the stock’s stated liquidation value of $1,000 per share, and all current and accumulated dividends on such preferred stock must be paid before any dividends may be paid on any other class or series of common or preferred stock. As of December 31, 2015, dividends of $3,538,500 were accumulated and unpaid on the Company’s Series B Preferred Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth summary information regarding options granted and outstanding under equity compensation plans previously approved and not previously approved by the Company’s stockholders. As of December 31, 2015, there were no outstanding or exercisable options, warrants, or rights to purchase shares of the Company’s Class A Common Stock.

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

Unregistered Sales and Repurchases by the Company

During the year ended December 31, 2015, there were no equity securities issued or sold by the Company that were not registered under the Securities Act of 1933, as amended. During the fourth quarter of 2015 (and the calendar year ended December 31, 2015), there were no repurchases by the Company of its securities.

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

Competition

The Company currently has no business operations. As discussed above under Item 1 (“Recent Activities; Status of the Company”), during 2016, the Board plans to continue to consider and (as applicable and as it deems appropriate) pursue, subject to budget and cash constraints, potential acquisition and possibly joint venture and investment opportunities (particularly those in the health care technology, products and services and life sciences arenas) (“Opportunities”) that may come to the attention of Board members or management. The Board from time to time also evaluates other alternatives with respect to the Company and its future. The ability of the Company to identify, reach (preliminary or definitive) agreement on and/or ultimately consummate any such Opportunity is dependent upon, among other things, the Company’s ability to obtain additional funding and financing for, and to source, negotiate and execute on, such Opportunities (and to fund and provide for post-transaction personnel, support, working capital and other needs as applicable).

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

Liquidity and Cash Requirements

The Company’s cash and cash equivalents as of December 31, 2015 aggregated $548,514 which management believes, based on the Company’s recent and expected operating expenses and internally prepared 15-month Cash Budget, will be sufficient to fund the Company’s working capital requirements at least through March 31, 2017. As previously reported in the Company’s December 2015 8-K and 8-K/A and as discussed above under Item 1 (“Recent Activities; Status of the Company”), in December of 2015, (i) the Majority Stockholder Trust provided the Company with a $100,000 loan, and (ii) the maturity dates (principal and all accrued interest) on all of the Company’s existing outstanding indebtedness were extended to March 31, 2017. In the event (a) the Company does not generate revenue or income sufficient to fund its operations, activities and expenses, or (b) third-party funding or financing does not become available to the Company on terms acceptable to the Company prior to the Company exhausting its existing cash and cash equivalents, the Company will not be able to fund its working capital or operations and will continue to depend entirely upon funding, loans and working capital advances from the Majority Stockholder Trust (which are provided in the Majority Stockholder Trust’s discretion). The Company has received no additional loans, advances or funding, from the Majority Stockholder Trust or any other party, since December 2015. Neither the Majority Stockholder Trust nor any other party has made any commitment or undertaken any obligation to provide funding or financing to the Company (or to extend the maturity dates on existing indebtedness), and the Company currently has no prospect of obtaining further funding or financing. There can be no assurance that the Majority Stockholder Trust (or any other affiliate of the Majority Stockholder or any other party) will provide funding or financing to the

Company, or that the Majority Stockholder Trust (or any other affiliate of the Majority Stockholder) will agree to extend the maturity dates on any existing indebtedness. In addition, if the Majority Stockholder Trust (or any affiliate of the Majority Stockholder), in its discretion, were to provide or facilitate any such funding or financing or to extend maturity dates on existing indebtedness, there can be no assurance that the Majority Stockholder Trust would continue to do so (or further extend maturity dates on existing indebtedness) in the future, or regarding the amount, terms, restrictions or conditions of any such funding or financing.

The Majority Stockholder Trust is the sole owner of the outstanding shares of the Company’s Series B Preferred Stock. Dividends on the Series B Preferred Stock are cumulative and accrue at a rate of 10% per annum on the preferred stock’s stated liquidation value of $1,000 per share and must be paid before any dividends may be paid on any other class or series of common or preferred stock; in addition, no other class or series of common or preferred stock may be redeemed or repurchased nor may the Series B Preferred Stock be altered or modified without the approval of the holder(s) of the Series B Preferred Stock. As of December 31, 2015, dividends of $3,538,500 were accumulated and unpaid on the Company’s Series B Preferred Stock. The accumulated amount, in addition to any additional amounts accrued, will be charged to retained earnings, if any, or additional paid-in capital, if and/or when declared by the Company’s Board of Directors.

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

Changes in Financial Condition and Results of Operations

The discussion below describes the Company’s material changes in financial condition as of December 31, 2015 compared with December 31, 2014, and its material changes in results of operations when comparing the year ended December 31, 2015 to the year ended December 31, 2014. All amounts in the discussion below are approximate.

Financial Condition at December 31, 2015 Compared to December 31, 2014

The Company’s total assets decreased to approximately $964,000 as of December 31, 2015 compared to approximately $1,203,000 as of December 31, 2014. The decrease is primarily due to a decrease in cash of approximately $341,000 due to the payment of operating expenses for the year 2015.

The Company’s total liabilities increased to approximately $4,032,000 as of December 31, 2015 compared to approximately $3,807,000 as of December 31, 2014. This increase in liabilities primarily reflects an increase of outstanding indebtedness of approximately $245,000, which is due to the December 2015 Loan and accrued interest that was capitalized under other indebtedness owing to the Majority Stockholder Trust and affiliates.

Results of Operations for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

The Company’s operating expenses for 2015 were approximately $325,000 compared to approximately $409,000 for 2014, a decrease of approximately $84,000 or approximately 20.5%. The decrease in operating expenses primarily reflects the decrease in professional fees of approximately $62,000 and a decrease in salaries and benefits of approximately $25,000, offset by an increase in other expenses of approximately $3,000.

The Company’s net loss for fiscal 2015 was approximately $465,000 compared to a net loss of approximately $535,000 for fiscal 2014. The Company’s 2015 net loss (as compared to 2014) primarily reflects the variances in professional fee expenses, salaries and benefits and other expenses discussed in the preceding paragraph.

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

Off-Balance Sheet Arrangements

As of December 31, 2015, the Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on the current or future financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources of the Company.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)	The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of the Company’s Acting Principal Executive Officer and Acting Principal Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2015. Based on that review and evaluation, the Acting Principal Executive Officer and Acting Principal Financial Officer, along with the management of the Company, have determined that as of December 31, 2015, the disclosure controls and procedures are effective.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of

Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management has concluded that its internal control over financial reporting was effective as of December 31, 2015. This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to SEC rules that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

The following table sets forth the names, ages and positions held with respect to each executive officer and each member of the Board of Directors of the Company as of March 16, 2016.

Name	Age	Position	Since
Timothy C. Lincoln	57	Acting Principal Executive Officer,	May 2009
		Class B Director	July 2000

		Chairman of the Board; President	April 2012

Mary E. Thomas	57	Acting Principal Financial Officer	October 2000 (1)
		Class A Director	June 2003

		Chief Accounting Officer; Vice President; Treasurer and Secretary	April 2012

Jerome Fields, M.D.	87	Class A Director	May 2006

Chris Minev	35	Class A Director	April 2012

Jose B. Valle	68	Class A Director	April 2012
(1)	Prior to her election to the Board in June 2003, Ms. Thomas was not considered an executive officer of the Company.

Timothy C. Lincoln has served as a Class B Director of the Company since July 2000 and is also currently the Company’s (i) Acting Principal Executive Officer, a position he has held since May 2009, and (ii) Chairman of the Board and President, positions he has held since April 9, 2012 (when the Board appointed him to those specific additional offices and positions). He also held the position of Acting Principal Executive Officer of the Company from September 2002 until October 2006. He has also maintained a private law practice since October 1998. In addition, he is a real estate broker for Marquette Realty Advisors, Inc. From August 1995 to December 2008, Mr. Lincoln served in various legal and management roles for Marquette Realty, Inc. Marquette Realty, Inc. managed a number of entities of which Dr. Pearce, the Company’s former chairman of the Board of Directors and its (indirect, beneficial) majority stockholder, is the beneficial owner. In addition, Mr. Lincoln is the President and Treasurer of Lauderdale Holdings, Inc. (the entity which holds the Class B Common Stock of the Company and of which Dr. Pearce is the sole shareholder) and is the president and Secretary of Broward Trading Corporation (the entity which is the owner of 700,000 shares of Class A Common Stock of the Company and of which Dr. Pearce is the sole shareholder). Mr. Lincoln also serves as a director of a number of entities which are directly or indirectly beneficially owned or controlled by Dr. Pearce. From 1993 to 1996, Mr. Lincoln served as a mortgage loan officer for the Bank of North America, which was formerly controlled by Dr. Pearce. Mr. Lincoln received a Master of Business Administration Degree in Marketing from the University of New Mexico, and received a J.D. degree and an L.L.M. degree (in estate planning) from the University of Miami School of Law. Mr. Lincoln is a member of the Florida Bar.

Mary E. Thomas has served as a Class A Director of the Company since June 2003, and is also currently the Company’s: (i) Acting Principal Financial Officer, a position she has held since October 2000, and (ii) Chief Accounting Officer, Vice President, Treasurer, and Secretary, positions she has held since April 9, 2012 (when the

Board appointed her to those specific additional offices and positions). Ms. Thomas has over thirty years of experience in the healthcare and management financial accounting industry. Ms. Thomas also serves as an officer of a number of entities which are directly or indirectly beneficially owned or controlled by Dr. Pearce. From September 1999 to October 2000, Ms. Thomas served as an assistant to the Chief Executive Officer of the Company and was a member of the accounting department. From 1985 to 1999, Ms. Thomas served in various financial and managerial positions for General Health Corp. I (“General Health Corp.”) of which Dr. Pearce was the President and indirect beneficial owner. Ms. Thomas received a Bachelor of Science Degree in Accounting from Nova Southeastern University.

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

Audit Committee

The Company’s Board of Directors has a separately designated, standing audit committee (the “Audit Committee”). The Company’s Audit Committee has one member, Jose B. Valle, who also serves as the committee’s Chair. During the 2015 fiscal year, the Audit Committee met with the Company’s management and independent auditors. The Audit Committee reviews the scope of the Company’s auditor’s engagement, including the remuneration to be paid, and reviews the independence of the Company’s auditors. The Audit Committee, with the assistance of the Company’s Acting Principal Financial Officer, reviews the Company’s annual consolidated financial statements and the independent auditor’s report, including any significant reporting and operational issues; corporate policies and procedures as they relate to accounting and financial reporting and financial controls; any legal proceedings to which the Company is a party; and use by the Company’s executive officers of expense accounts and other non-monetary perquisites, if any. The Audit Committee may direct the Company’s legal counsel, independent auditors and internal staff to inquire into and report to it on any matter having to do with the Company’s accounting or financial procedures, controls or reporting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To the Company’s knowledge, based solely on its review of copies of filed reports (if any) furnished to the Company or written representations that no other reports were required, the Company believes that during the year ended December 31, 2015, its officers, directors and greater than ten percent (10%) beneficial owners complied with all Exchange Act Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

The Summary Compensation Table below sets forth compensation paid by the Company to Timothy C. Lincoln, the Company’s Acting Principal Executive Officer, Chairman of the Board and President (and Class B Director), and Mary E. Thomas, the Company’s Acting Principal Financial Officer, Chief Accounting Officer, Vice President, Treasurer and Secretary (and Class A Director), for the fiscal years ended December 31, 2015 and 2014 (as applicable). Mr. Lincoln and Ms. Thomas are collectively referred to as the “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option awards ($) (1)	Total
Timothy C. Lincoln Acting Principal Executive Officer, Chairman of the Board, President	2015	-0-	-0-	-0-	-0-
	2014	-0-	-0-	-0-	-0-

Mary E. Thomas Acting Principal Financial Officer, Chief Accounting Officer; Vice President; Treasurer and Secretary	2015	$3,868	-0-	-0-	$3,868
	2014	$20,433	-0-	-0-	$20,433
(1)	Except for stock options issued pursuant to the Company’s 1996, 1998, 1999 and 2006 Stock Option Plans, the Company has not provided benefits under any other long-term compensation plans, stock appreciation rights, or defined benefit or actuarial plans. No such stock options were granted during the year ended December 31, 2015, or are outstanding or exercisable. The Company does not have any employment contract, severance/termination of employment agreement or change in control agreement with any Named Executive Officer.

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

Option Grants in 2015

The Company granted no stock options during the year ended December 31, 2015, and as of December 31, 2015 the Company had no stock options outstanding or exercisable.

Fiscal Year End Option Values

There were no stock options exercised by any Named Executive Officer during 2015. As of December 31, 2015, there were no stock options outstanding or exercisable.

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

Equity Compensation Plans

The following table sets forth summary information regarding equity compensation plans previously approved and not previously approved by the Company’s stockholders as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-0-	-0-	6,500,000
Equity compensation plans not approved by security holders	-0-	-0-	—
TOTAL	-0-	-0-	6,500,000

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

Security Ownership of Certain Beneficial Owners and Management

The following table shows, as of March 16, 2016, the Common Stock of the Company owned beneficially by (i) each director of the Company, (ii) each executive officer of the Company, (iii) all directors and executive officers as a group, and (iv) each person known by the Company to be the “beneficial owner” of more than five percent (5%) of the outstanding shares of such Common Stock. “Beneficial ownership” is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. For example, you “beneficially” own Common Stock not only if you own it directly, but also if you indirectly (including through any contract, arrangement, understanding or relationship) have or share the power to vote (or direct the voting of) or sell (or direct the sale of) the stock.

Except as disclosed in the footnotes below, each person indicated has sole voting and investment power over his or her shares reported as beneficially owned. As of March 16, 2016, there were (i) 65,195,909 shares of Class A Common Stock issued and outstanding held by 548 holders of record, and (ii) 25,000 shares of Class B Common Stock issued and outstanding held by one holder of record, and (iii) 2,170 shares of Series B Preferred Stock issued and outstanding held by one holder of record.

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

Relationships and Transactions with M. Lee Pearce, M.D.

Real Property

As noted above under Item 2 (“Ownership of Real Property; Related Indebtedness”), Parkson owns the Real Property. Parkson purchased the Real Property on September 28, 2001 from Bay Colony, an entity wholly-owned by Dr. Pearce, in exchange for a two-month note in the amount of $37,500 and the Long Term Note and related mortgage in the amount of $712,500. The purchase price was based upon an independent third-party appraisal. As previously reported in the Company’s December 2015 8-K and 8-K/A, and as noted above, the Long Term Note was replaced multiple times and is currently evidenced by the December 2015 Parkson Replacement Note. The December 2015 Parkson Replacement Note bears interest at the rate of 2.50% per annum, with both principal and all accrued interest due in one lump sum on March 31, 2017. The indebtedness evidenced by the December 2015 Parkson Replacement Note ($916,183 at December 31, 2015) substantially exceeds the book value of the Real Property.

Loans, Funding of Working Capital and Other Relationships

As previously reported on the Company’s December 2015 8-K and 8-K/A, and as discussed above, the Majority Stockholder Trust, of which Dr. Pearce is the 100% beneficial owner, provided the Company with the $100,000 December 2015 Loan in December 2015. The Company has received no additional loans, advances or funding.

In addition to the December 2015 Loan, the Majority Stockholder Trust previously made other working capital loans to the Company, which were, prior to their combination and extension (as described below), evidenced by a combined promissory note made by the Company in favor of the Majority Stockholder Trust and dated December 17, 2014 (in the original principal amount of $2,852.358.46) (the “2014 Working Capital Note”). The maturity date of the 2014 Working Capital Note was, prior to its agreed extension (as described below), March 31, 2016.

As previously reported in the Company’s December 2015 8-K and 8-K/A, and as discussed above, on December 31, 2015, the Majority Stockholder Trust, as holder of and payee under the 2014 Working Capital Note, agreed: (i) to extend the maturity date of the total outstanding indebtedness under the 2014 Working Capital Note from March 31, 2016 to March 31, 2017 (the “Extended Maturity Date”), and (ii) to combine the total outstanding indebtedness evidenced by and under the December 2015 Loan (as described above) and the 2014 Working Capital Note (including its outstanding principal amount and accrued interest through December 30, 2015) into a single promissory note, thereby replacing the 2014 Working Capital Note with a 2015 Combined Promissory Note (Working Capital) dated December 31, 2015 in the principal amount of $3,063,424.61 (the “2015 Combined Promissory Note”). The principal and all accrued interest – at the agreed rate of 2.50% per annum – under the 2015 Combined Promissory Note are due in one lump sum on the Extended Maturity Date of March 31, 2017. Other than the new (combined) principal amount, which includes the principal amount of the December 2015 Loan, the decrease in the rate to 2.50%, and the extension of the maturity date, in each case as noted above, the terms of the 2014 Working Capital Note were not changed and this note (and the obligations thereunder) is now incorporated in and replaced and evidenced by the 2015 Combined Promissory Note.

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

The Majority Stockholder Trust is the sole owner of the issued and outstanding shares of the Company’s Series B Preferred Stock; as of December 31, 2015, dividends of $3,538,500 were accumulated and unpaid on the Company’s Series B Preferred Stock.

As noted above under Item 2 (“Leased Property”), the Company subleases a portion of its office space to an entity which is beneficially owned and controlled by the Majority Stockholder Trust.

Ms. Thomas, who serves as the Company’s Acting Principal Financial Officer, Chief Accounting Officer, Vice President, Treasurer and Secretary (and a Class A Director) also serves as an officer for a number of entities which are directly or indirectly beneficially owned or controlled by Dr. Pearce. During 2015, an entity that is beneficially owned and controlled by Dr. Pearce paid the Company approximately $103,975 in professional fees for services provided by Ms. Thomas to such entity.

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

Audit Fees

The aggregate fees billed for professional services rendered by Cherry Bekaert LLP (“Cherry”) in connection with the audit of the Company’s consolidated financial statements for the fiscal years ended December 31, 2015 and December 31, 2014 were approximately $32,000 each year. The aggregate fees billed by Cherry regarding its review of the unaudited financial statements included in the Company’s Forms 10-Q quarterly reports during the fiscal year ended December 31, 2015 were $22,500, and the fees billed by Cherry regarding its review of the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders were $2,000 for the fiscal year ended December 31, 2015.

Audit-Related Fees

The aggregate fees billed for audit-related services rendered by the Berkowitz Pollack Brant CPA firm (“BPB”) to the Company, during the fiscal years ended December 31, 2015 and December 31, 2014, were $1,778 and $2,083 respectively.

Tax Fees

The aggregate fees billed for tax-related services provided by BPB in connection with tax compliance, tax advice and tax planning services for the fiscal years ended December 31, 2015 and December 31, 2014, were $5,194 and $12,437, respectively. BPB assisted the Company in preparing its income tax returns with respect to the fiscal years ended December 31, 2015 and December 31, 2014. Cherry provided no tax-related services during the fiscal years ended December 31, 2015 or December 31, 2014.

All Other Fees

The Company paid additional fees to BPB for general business consulting services for the fiscal years ended December 31, 2015 and December 31, 2014, totaling $1,306 and $0, respectively.

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

EXHIBIT	DESCRIPTION

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

EXHIBIT	DESCRIPTION

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

10.27
2015 Combined Promissory Note (Working Capital) dated December 31, 2015 in the principal amount of $3,063,424.61 in favor of M. Lee Pearce Living Trust (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K and 8-K/A dated December 31, 2015).

10.28
2015 Renewal Promissory Note (Parkson Property) dated December 31, 2015 in the principal amount of $916,182.77 in favor of Bay Colony Associates, Ltd. (incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K and 8-K/A dated December 31, 2015).

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

Dated: March 16, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Timothy C. Lincoln	Acting Principal Executive Officer and Director	March 16, 2016
Timothy C. Lincoln

/s/ Jose B. Valle	Director	March 16, 2016
Jose B. Valle

/s/ Chris Minev	Director	March 16, 2016
Chris Minev

/s/ Mary E. Thomas	Acting Principal Financial Officer, Chief Accounting Officer, and Director	March 16, 2016
Mary E. Thomas

/s/ Jerome Fields, M.D.	Director	March 16, 2016
Jerome Fields, M.D.

“Exhibit F”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Le@P Technology, Inc.

We have audited the accompanying consolidated balance sheets of Le@P Technology, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Le@P Technology, Inc. and subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CHERRY BEKAERT LLP

Coral Gables, Florida
March 16, 2016

* Le@P Technology, Inc. and Subsidiaries

* Consolidated Balance Sheets

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$548,514	$789,195
Prepaid expenses and other current assets	14,887	14,030
Total current assets	563,401	803,225

Property and equipment, net	400,000	400,000
Other assets	170	170
Total assets	$963,571	$1,203,395

See notes to consolidated financial statements.

* Le@P Technology, Inc. and Subsidiaries

* Consolidated Balance Sheets

	December 31,
	2015	2014
Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable	$29,139	$26,192
Accrued professional fees	7,401	20,100
Accrued compensation and related liabilities	15,510	20,936
Total current liabilities	52,050	67,228

Long-term notes payable to related party	3,979,607	3,734,204

Long-term accrued interest payable to related party	273	5,754

Total liabilities	4,031,930	3,807,186

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, par value $0.001 per share. Authorized 25,000,000 shares. Issued and outstanding 2,170 shares at December 31, 2015 and 2014.	2,170,000	2,170,000
Class A common stock, $0.01 par value 149,975,000 shares authorized and 65,280,759 shares issued at December 31, 2015 and 2014.	652,808	652,808
Class B common stock, $0.01 par value per share. Authorized, issued and outstanding 25,000 shares at December 31, 2015 and 2014.	250	250
Additional paid-in capital	35,981,387	35,981,387
Accumulated deficit	(41,823,344)	(41,358,776)
Treasury stock, at cost, 84,850 shares at December 31, 2015 and 2014	(49,460)	(49,460)

Total stockholders’ deficiency	(3,068,359)	(2,603,791)
Total liabilities and stockholders’ deficiency	$963,571	$1,203,395

See notes to consolidated financial statements.

* Le@P Technology, Inc. and Subsidiaries

* Consolidated Statements of Operations

	Years ended December 31,
	2015	2014
Revenue	$—	$—

General and administrative expenses:
Salaries and benefits	23,002	48,511
Professional fees	154,338	216,238
Other	147,307	144,447

Total general and administrative expenses	324,647	409,196

Other income (expenses):
Interest expense	(139,921)	(125,773)

Total other income (expenses)	(139,921)	(125,773)

Loss before income taxes	(464,568)	(534,969)

Provision for income taxes	—	—

Net loss	(464,568)	(534,969)

Dividends undeclared on cumulative preferred stock	217,000	217,000

Net loss attributable to common stockholders	$(681,568)	$(751,969)

Basic and diluted net loss per share:
Net loss per common share-Class A	$(0.01)	$(0.01)
Net loss per common share-Class B	$0.00	$0.00
Net loss attributable to common stockholders	$(0.01)	$(0.01)

Basic weighted average shares outstanding	65,305,759	65,305,759
Diluted weighted average shares outstanding	65,305,759	65,305,759

See notes to consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficiency

	Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount	Shares	Par Value
Balance at December 31, 2013	2,170	$2,170,000	65,305,759	$653,058	$35,981,387	$(40,823,807)	$(49,460)	$(2,068,822)

Net loss	—	—	—	—	—	(534,969)	—	(534,969)
Balance at December 31, 2014	2,170	2,170,000	65,305,759	653,058	35,981,387	$(41,358,776)	$(49,460)	$(2,603,791)

Net loss	—	—	—	—	—	(464,568)	—	(464,568)
Balance at December 31, 2015	2,170	$2,170,000	65,305,759	$653,058	$35,981,387	$(41,823,344)	$(49,460)	$(3,068,359)

See notes to consolidated financial statements.

* Le@P Technology, Inc. and Subsidiaries

* Consolidated Statements of Cash Flows

	Years ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(464,568)	$(534,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(857)	6,659
Accounts payable	2,947	17,005
Accrued professional fees	(12,699)	(6,984)
Accrued compensation and related liabilities	(5,426)	401
Accrued interest payable to related party	139,922	125,772
Net cash used in operating activities	(340,681)	(392,116)

Cash flows from financing activities:
Proceeds from related party notes payable	100,000	150,000
Net cash provided by financing activities	100,000	150,000

Net decrease in cash and cash equivalents	(240,681)	(242,116)
Cash and cash equivalents at beginning of year	789,195	1,031,311
Cash and cash equivalents at end of year	$548,514	$789,195

Supplemental disclosure of cash flow information
Interest paid	$—	$—
Income taxes paid	$—	$—

Noncash financing activities
Related party accrued interest payable refinanced into related party notes payable	$246,552	$145,404

See notes to consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.   The Company

Le@P Technology, Inc. (the “Company”) currently has no business operations, and has no revenues or revenue-producing activities. The Company has ongoing expenses as well as substantial indebtedness and liabilities.

As previously reported in the Company’s Current Report on Form 8-K and 8-K/A dated December 31, 2015 (the “December 2015 8-K”), in December 2015 the Company received a $100,000 loan (the “December 2015 Loan”), on the terms disclosed (including a 2.50% interest rate and maturity date for principal and all accrued interest of March 31, 2017), from the M. Lee Pearce Living Trust (the “Majority Stockholder Trust”), of which the Company’s indirect and beneficial majority stockholder, M. Lee Pearce, M.D. (“Dr. Pearce”), is the 100% beneficial owner (Dr. Pearce, together with entities owned or controlled by him that own capital stock of the Company, are collectively referred to as the “Majority Stockholder”). The Majority Stockholder’s beneficial ownership of the Company’s issued and outstanding capital stock is reported under Item 12 (in the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”) below. The Company has received no additional loans, advances or funding, from the Majority Stockholder Trust or any other party, since December 2015. Based on the Company’s year-to-date and anticipated operating expenses and management’s internally prepared cash budget for the 15-month period ending March 31, 2017 (the “15-month Cash Budget”), management believes that the Company’s current cash and cash equivalents will be sufficient to fund the Company’s working capital requirements at least through March 31, 2017. The Company’s 15-Month Cash Budget includes allocations for the funding of up to $15,000 for the investigation and initial pursuit of possible acquisition, joint venture and investment opportunities as discussed further below (including due diligence, investigation and initial/preliminary legal expenses, but not purchase price or legal or accounting expenses associated with negotiating, reaching a definitive agreement regarding or consummating any such transaction).

During 2016, the Company’s Board of Directors (the “Board” or “Board of Directors”) plans to continue to consider and (as applicable and as it deems appropriate) pursue, subject to budget and cash constraints, potential acquisition and possibly joint venture and investment opportunities (particularly those in the health care technology, products and services and life sciences arenas) (“Opportunities”) that may come to the attention of Board members or management. This may include Opportunities introduced by Dr. Pearce or his network of contacts. The Board from time to time also evaluates other alternatives with respect to the Company and its future. The Board held a number of planning discussions regarding the Company’s pursuit of Opportunities during 2015 with both management and, through a Board representative, with Dr. Pearce, and this process remains the subject of Board discussion and review. As of December 31, 2015, the Company was not evaluating or pursuing any specific Opportunities. As noted above, the Company’s 15-month Cash Budget includes an allocation of up to $15,000 for limited funding of the investigation and initial pursuit of possible Opportunities. The ability of the Company to identify, reach (preliminary or definitive) agreement on and/or ultimately consummate any such Opportunity is dependent upon, among other things, the Company’s ability to obtain additional funding and financing for, and to source, negotiate and execute on, such Opportunities (and to fund and provide for post-transaction personnel, support, working capital and other needs as applicable).

The only material asset of the Company (other than cash and cash equivalents and prepaid expenses) is the Real Property, which is owned by Le@P Technology, Inc.’s wholly-owned subsidiary, Parkson. The Real Property is zoned light industrial, consists of approximately one and one-third acres and is currently undeveloped and unleased. In order to lease the Real Property, certain regulatory compliance and possibly development matters would need to be addressed (and the expenses associated therewith paid). The Real Property is encumbered by a note (as discussed and defined further in Item 2 below, the “December 2015 Parkson Replacement Note”) and related mortgage in the aggregate principal amount as of December 31, 2015 of $916,183. The December 2015 Parkson Replacement Note bears interest at the rate of 2.50% per annum and matures (both principal and all accrued interest) on March 31, 2017. Based on an October 2014 independent appraisal of the fair market value of the Real Property and an unsolicited, conditional offer received from a third party to purchase the Real Property received in September 2014, the indebtedness evidenced by the December 2014 Parkson Replacement Note exceeded the value of the Real Property. The Company realized $1,400 and $5,493 in rental income associated with the Real Property in 2015 and 2014, respectively, and had operating, financing and insurance costs associated with the Real Property. The rental income is included in other general and administrative expenses in the Company’s Consolidated Statement of Operations.

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

Property and Equipment

Property and equipment are initially recorded at cost. Depreciation was computed using the straight-line method over the estimated useful lives of the assets which range from 3-9 years. All amortizing property and equipment was fully depreciated prior to January 1, 2014.

Impairment of long-lived assets and long-lived assets to be disposed of

The Company reviews the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. If facts and circumstances indicate that the carrying value of an asset or groups of assets, as applicable, is impaired, the long-lived asset or groups of long-lived assets are written down to their estimated fair value. No asset impairment occurred during the years ended December 31, 2015 or 2014.

Loss per share

Basic earnings per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share amounts are computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents, and stock options outstanding during the period. Shares of common stock issuable under options or other share equivalents and their effects on the loss would have been excluded from the diluted calculations because the effect was anti-dilutive. However, there are no potentially dilutive shares outstanding at December 31, 2015 and 2014.

Stock Based Compensation

The Company applies Financial Accounting Standards Board (“FASB”) ASC Topic 718, “Share-Based Payments” which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Compensation cost is recognized over the related service period. For the years ended December 31, 2015 and 2014, the Company did not grant any stock options or recognize any stock based compensation expense.

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

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2015, 2014, 2013, and 2012.

The Company classifies interest and penalties arising from underpayment of income taxes in the consolidated statements of operations as general and administrative expenses. As of December 31, 2015, the Company had no accrued interest or penalties related to uncertain tax provisions.

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30)” (“ASU 2015-03”). Currently generally accepted accounting principles U.S. GAAP requires and debt issuance costs to be reported in the balance sheet as deferred charges. The amendments in this Update require that debt issuance costs related to recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning aftter December 15, 2016. The Company is currently evaluating the potential impact this guidance will have on its consolidated financial position, results of operations and cash flows.

In November 2015, FASB issued ASU No. 2015-17, “Income Taxes (Topic 740)”(“ASU 2015-17”). Currently U.S. GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The amendments und ASU 2015-17 will require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update will be effective for fiscal years beginning after December 15, 2017 and interim periods within the fiscal years beginning after December 15, 2018. The adoption of ASU 2015-17 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) that will supersede current guidance related to accounting for leases. The guidance is intended to increase transparency and comparability amount organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard will be effective for the first interim period within annual periods beginning after December 15, 2019 with early adoption permitted. The standard is required to be adopted using the modified retrospective approach. The Company is currently evaluating the potential impact this guidance will have on its consolidated financial position, results of operations and cash flows.

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

4.   Property and Equipment

Property and equipment consists of the following:

	December 31,
	2015	2014
Land (referred to herein as “Real Property”)	$400,000	$400,000
Leasehold improvements	17,842	17,842
Equipment and software	9,546	9,546
Furniture and fixtures	59,433	59,433
	486,821	486,821
Less accumulated depreciation	86,821	86,821
	$400,000	$400,000

Depreciation expense for each of the years ended December 31, 2015 and 2014 was zero.

5.   Commitments and Contingencies

Leases

The Company leases its corporate office space located in Ft. Lauderdale, Florida from an unrelated third party. The lease was renewed effective April 1, 2015, and provides for a term of one year and monthly rental payments of approximately $4,893. The lease provides for automatic renewal of successive one-year terms unless either party provides at least 30 days’ prior written notice to the other of its intent to terminate the lease upon expiration of the then-current term.

The Company subleases a portion of its office space on a month to month basis to a related party entity for the monthly amount of $4,246. The total rents received in 2015 and 2014 were $50,955 each year, and have been recorded as a reduction of other general and administrative expense in the accompanying consolidated statements of operations.

Legal Proceedings

As of December 31, 2015, except as described below, the Company was not involved in any material claims, lawsuits or legal proceedings. One or more subsidiaries of the Company (including Sealcraft Operators, Inc., which was acquired by virtue of a merger with a predecessor entity of the Company) was involved in legal proceedings originally brought by seven separate plaintiffs in the early 1990s alleging damages arising out of asbestos-related material aboard certain maritime vessels allegedly owned or operated by such subsidiaries. As previously reported, in the interests of efficiency and avoiding potentially extensive and expensive litigation proceedings, the Company settled and dismissed with prejudice all known legal proceedings. For the twelve months ended December 31, 2014 the Company expended approximately $769 in legal fees and related expenses. There were no fees paid in 2015 in relation to these settled and dismissed cases.

6.   Related Party Transactions

Long-term notes payable to related parties consist of the following on December 31:

	2015	2014
Mortgage note payable to Bay Colony Associates, Ltd. an entity owned by Dr. Pearce; replaced and extended multiple times with extended maturity date of March 31, 2016; interest at 3.75%; secured by mortgage on the Company’s Real Property	$—	$881,846
Unsecured working capital note payable to the Majority Stockholder Trust, of which Dr. Pearce is the 100% beneficial owner; combined, replaced and extended multiple times with extended maturity date of March 31, 2016; interest at 3.75%	—	2,852,358
Mortgage note payable to Bay Colony Associates, Ltd. An entity owned by Dr. Pearce; with extended maturity date of March 31, 2017; interest at 2.50%; secured by mortgage on the Company’s Real Property	916,183	—
Unsecured working capital note payable to the Majority Stockholder Trust, of which Dr. Pearce is the 100% beneficial owner; combined, replaced and extended multiple times with extended maturity date of March 31, 2017; interest at 2.50%	3,063,424	—
	$3,979,607	$3,734,204

The Majority Stockholder Trust is the sole owner of the outstanding shares of the Company’s Series B Preferred Stock. Dividends on the Series B Preferred Stock are cumulative and accrue at a rate of 10% per annum on the preferred stock’s stated liquidation value of $1,000 per share and must be paid before any dividends may be paid on any other class or series of common or preferred stock; in addition, no other class or series of common or preferred stock may be redeemed or repurchased nor may the Series B Preferred Stock be altered or modified without the approval of the holder(s) of the Series B Preferred Stock. As of December 31, 2015, dividends of $3,538,500 were accumulated and unpaid on the Company’s Series B Preferred Stock. The accumulated amount, in addition to any additional amounts accrued, will be charged to retained earnings, if any, or additional paid-in capital, if and/or when declared by the Company’s Board of Directors.

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

Ms. Thomas, who serves as the Company’s Acting Principal Financial Officer, Chief Accounting Officer, Vice President, Treasurer and Secretary (and a Class A Director) also serves as an officer for a number of entities which are directly or indirectly beneficially owned or controlled by Dr. Pearce. During 2015 and 2014, an entity that is beneficially owned and controlled by Dr. Pearce paid the Company approximately $103,975 and $91,575, respectively in professional fees for services provided by Ms. Thomas to such entity and has been recorded as a reduction of salaries and benefits in the accompanying consolidated statements of operations.

7.   Stock Based Compensation

Options may be granted to Company employees, directors and consultants under the Company’s existing stock option plans. All options granted under the plans through December 31, 2007 have been at prices which have been equal to or greater than the fair market value of the Company’s common stock at the date of grant. At December 31, 2015, the Company had available 6,500,000 shares of Class A Common Stock for possible future issuance of stock options under its Le@P Technology, Inc. 2006 Long Term Incentive Plan (the “2006 Plan”).

The Company recognizes compensation expense for the Company’s share-based payment awards on a straight-line basis using a separate vesting tranche for each stock option issued. The Company determined the grant-date fair value of share-based payment awards using the Black-Scholes pricing model.

The Company had no outstanding options and granted no options to purchase shares of the Company’s Class A Common Stock during the years ended December 31, 2015 or 2014.

There are no stock options outstanding or exercisable at December 31, 2015 or December 31, 2014.

8.   Preferred Stock

The Certificate of Incorporation of the Company, as amended, authorizes the issuance of 25,000,000 shares of Preferred Stock, $.001 par value, of which 2,500 shares have been designated as Series B 10% Cumulative Preferred Stock, $.001 par value (the “Series B Preferred Stock”). In 1999, the Company issued 2,170 shares of the Series B Preferred Stock to the Majority Stockholder Trust in exchange for $2,170,000, which had previously been contributed to the Company. The Series B Preferred Stock is nonvoting and nonconvertible. Dividends on the Series B Preferred Stock are cumulative and accrue at a rate of 10% per annum on the preferred stock’s stated liquidation value of $1,000 per share and must be paid before any dividends may be paid on any other class or series of common or preferred stock. No other class or series of common or preferred stock may be redeemed or repurchased nor may the Series B Preferred Stock be altered or modified without the approval of the holders of the Series B Preferred Stock. At December 31, 2015 and 2014, dividends of $3,538,500 and $3,321,500, respectively, were accumulated on the Series B Preferred Stock. The accumulated amount will be accrued and charged to retained earnings, if any, or additional paid-in capital, when declared by the Company’s Board of Directors.

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

10.   Income Taxes

Significant components of the Company’s net deferred income taxes are as follows:

	For the Years ended December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$5,027,742	$4,974,143
Accruals	4,361	8,179
Other	170,455	45,420
Deferred tax assets	5,202,558	5,027,742
Less valuation allowance	(5,202,558)	(5,027,742)
Net deferred tax assets	$—	$—

A reconciliation of the U.S. statutory federal income tax rate to the effective income tax rate (benefit) follows:

	For the Years ended December 31,
	2015	2014
U.S. Federal Statutory rate	(34.00%)	(34.00%)
State income taxes, net of federal benefit	(3.63)	(3.63)
Change in valuation allowance	37.63	37.63
	0.00%	0.00%

In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment. After consideration of the evidence, both positive and negative, management has determined that a $5,202,558 valuation allowance at December 31, 2015 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $174,816. At December 31, 2015, the Company has available net operating loss carryforwards for federal income tax purposes of approximately $13,360,993 expiring at various times through 2037.

11.   Valuation and Qualifying Accounts

A summary of the activity in the Company’s valuation and qualifying accounts is as follows:

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-off’s	Other Changes	Balance at End of Period
Deferred tax asset valuation allowance

Year ended December 31, 2015	$5,027,742	174,816	—	—	$5,202,558
Year ended December 31, 2014	$4,826,432	201,310	—	—	$5,027,742

12. Concentration of Credit Risk

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of December 31, 2015, the Company had approximately $299,000 in uninsured cash balances.

13.   Subsequent Events

There were no material events that occurred between December 31, 2015, and the date of this Annual Report on Form 10-K.