Form 10-Q
period 2016-03-31
LEAP TECHNOLOGY INC / DE
filed 2016-05-12
CIK 110027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, par value $0.01 per share: 65,195,909 shares outstanding as of May 12,  2016
Class B Common Stock, par value $0.01 per share: 25,000 shares outstanding as of May 12, 2016

LE@P TECHNOLOGY, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited) March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$444,494	$548,514
Prepaid expenses	44,493	14,887
Total current assets	488,987	563,401

Property and equipment, net	400,000	400,000

Other assets	170	170

Total assets	$889,157	$963,571

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(continued)

	(Unaudited) March 31, 2016	December 31, 2015

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued expenses	$17,955	$29,139
Accrued professional fees	7,500	7,401
Accrued compensation and related liabilities	16,342	15,510
Short-term notes payable to related party	3,979,607	-
Short-term accrued interest payable to related party	25,077	-
Total current liabilities	4,046,481	52,050

Long-term notes payable to related party	-	3,979,607

Long-term accrued interest payable to related party	-	273

Total liabilities	4,046,481	4,031,930

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $0.001 par value per share. 25,000,000 shares authorized, and 2,170 shares issued and outstanding at March 31, 2016 and December 31, 2015.	2,170,000	2,170,000
Class A Common Stock, $0.01 par value per share. 149,975,000 shares authorized, and 65,280,759 shares issued and outstanding at March 31, 2016 and December 31, 2015.	652,808	652,808
Class B Common Stock, $0.01 par value per share. 25,000 shares authorized, issued and outstanding at March 31, 2016 and December 31, 2015.	250	250
Additional paid-in capital	35,981,387	35,981,387
Accumulated deficit	(41,912,309)	(41,823,344)
Treasury stock, at cost. 84,850 Class A shares at March 31, 2016 and December 31, 2015.	(49,460)	(49,460)
Total stockholders’ deficiency	(3,157,324)	(3,068,359)
Total liabilities and stockholders’ deficiency	$889,157	$963,571

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenue	$-	$-

Expenses:
Salaries and benefits	6,694	5,491
Professional fees	26,914	54,098
General and administrative	30,553	35,553
Total expenses	64,161	95,142

Loss from operations	(64,161)	(95,142)

Other expense:
Interest expense	(24,804)	(34,529)
Total other expense	(24,804)	(34,529)

Loss before income taxes	(88,965)	(129,671)

Provision for income taxes	-	-

Net loss	(88,965)	(129,671)

Dividends undeclared on cumulative preferred stock	54,250	54,250

Net loss attributable to common stockholders	$(143,215)	$(183,921)

Basic and diluted net loss per share:
Net loss per common share-Class A	$(0.00)	$(0.00)
Net loss per common share-Class B	$(0.00)	$(0.00)
Net loss attributable to common stockholders	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	65,305,759	65,305,759

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(88,965)	$(129,671)
Changes in operating assets and liabilities:
Prepaid expenses	(29,606)	(20,912)
Accounts payable and accrued expenses	(11,184)	(16,905)
Accrued professional fees	99	(7,609)
Accrued compensation and related liabilities	832	(2,067)
Accrued interest payable to related party	24,804	34,529
Net cash used in operating activities	(104,020)	(142,635)

Net decrease in cash	(104,020)	(142,635)
Cash and cash equivalents at beginning of period	548,514	789,195
Cash and cash equivalents at end of period	$444,494	$646,560

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2016
(Unaudited)

1.	The Company

Le@P Technology, Inc. (the “Company”) currently has no business operations, no revenues or revenue-producing activities.  As further discussed below, the Company has limited cash, and ongoing expenses as well as substantial indebtedness and liabilities.

As previously reported in the Company’s Current Report on Form 8-K and 8-K/A dated December 31, 2015 (the “December 2015 8-K”), in December 2015 the Company received a $100,000 loan (the “December 2015 Loan”), on the terms disclosed (including a 2.50% interest rate and maturity date for principal and all accrued interest of March 31, 2017), from the M. Lee Pearce Living Trust (the “Majority Stockholder Trust”), of which the Company’s indirect and beneficial majority stockholder, M. Lee Pearce, M.D. (“Dr. Pearce”), is the 100% beneficial owner (Dr. Pearce, together with entities owned or controlled by him that own capital stock of the Company, are collectively referred to as the “Majority Stockholder”).  The Majority Stockholder’s beneficial ownership of the Company’s issued and outstanding capital stock is reported under Item 12 (in the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”) below.  The Company has received no additional loans, advances or funding, from the Majority Stockholder Trust or any other party, since December 2015.  Based on the Company’s year-to-date and anticipated operating expenses and management’s internally prepared cash budget for the 12-month period ending March 31, 2017 (the “12-month Cash Budget”), management believes that the Company’s current cash and cash equivalents will be sufficient to fund the Company’s working capital requirements at least through March 31, 2017. The Company’s 12-Month Cash Budget includes allocations for the funding of up to $15,000 for the investigation and initial pursuit of possible acquisition, joint venture and investment opportunities as discussed further below (including due diligence, investigation and initial/preliminary legal expenses, but not purchase price or legal or accounting expenses associated with negotiating, reaching a definitive agreement regarding or consummating any such transaction).

During 2016, the Company’s Board of Directors (the “Board” or “Board of Directors”) plans to continue to consider and (as applicable and as it deems appropriate) pursue, subject to budget and cash constraints, potential acquisition and possibly joint venture and investment opportunities (particularly those in the health care technology, products and services and life sciences arenas) (“Opportunities”) that may come to the attention of Board members or management.  This may include Opportunities introduced by Dr. Pearce or his network of contacts.  The Board from time to time also evaluates other alternatives with respect to the Company and its future.  The Board held a number of planning discussions regarding the Company’s pursuit of Opportunities during 2015 with both management and, through a Board representative, with Dr. Pearce, and this process remains the subject of Board discussion and review.  As of March 31, 2016, the Company was not evaluating or pursuing any specific Opportunities. As noted above, the Company’s 12-month Cash Budget includes an allocation of up to $15,000 for limited funding of the investigation and initial pursuit of possible Opportunities. The ability of the Company to identify, reach (preliminary or definitive) agreement on and/or ultimately consummate any such Opportunity is dependent upon, among other things, the Company’s ability to obtain additional funding and financing for, and to source, negotiate and execute on, such Opportunities (and to fund and provide for post-transaction personnel, support, working capital and other needs as applicable).

The only material asset of the Company (other than cash and cash equivalents and prepaid expenses) is the Real Property, which is owned by Le@P Technology, Inc.’s wholly-owned subsidiary, Parkson.  The Real Property is zoned light industrial, consists of approximately one and one-third acres and is currently undeveloped and unleased.  In order to lease the Real Property, certain regulatory compliance and possibly development matters would need to be addressed (and the expenses associated therewith paid).  The Real Property is encumbered by a note (as discussed and defined further in Item 2 below, the “December 2015 Parkson Replacement Note”) and related mortgage in the aggregate principal amount as of December 31, 2015 of $916,183.  The December 2015 Parkson Replacement Note bears interest at the rate of 2.50% per annum and matures (both principal and all accrued interest) on March 31, 2017.   The Company realized $1,400 in rental income associated with the Real Property in 2015, and had operating, financing and insurance costs associated with the Real Property that exceeded the income realized.

The Company’s total indebtedness outstanding as of March 31, 2016 was $3,979,607 (excluding accrued interest in the amount of $25,077).  The Company’s indebtedness substantially exceeds the book value of its assets.  As noted above, in December 2015, (i) the Company received the $100,000 December 2015 Loan from Majority Stockholder Trust, and (ii) through the December 2015 Parkson Replacement Note, the lender thereunder (an entity wholly-owned by Dr. Pearce), among other things, extended the maturity date (principal and all accrued interest) under that note from March 31, 2016 to March 31, 2017.  In addition, as previously reported in the Company’s December 2015 8-K and 8-K/A, in December 2015, the Majority Stockholder Trust, among other things, agreed to extend the maturity date (principal and all accrued interest) on its other outstanding “working capital” loans to the Company (totaling $2,963,424 in principal amount as of December 31, 2015, excluding the $100,000 December 2015 Loan amount), such that the principal and all accrued interest (at the rate of 2.50% per annum) are due in one lump sum on March 31, 2017.  As noted above, the Company’s management believes, based on the Company’s recent and expected operating expenses and the 12-month Cash Budget, that the Company’s cash resources will be sufficient to fund the Company’s working capital requirements at least through March 31, 2017.

Operating Losses and Cash Flow Deficiencies

As noted above and in previous reports filed by the Company with the Securities Exchange Commission (the “SEC”), the Company currently has no business operations, no revenues or revenue-producing activities, and has limited cash, and ongoing expenses as well as substantial indebtedness and liabilities.  Throughout its recent history, the Company has relied entirely upon the Majority Stockholder Trust (and other affiliates of Dr. Pearce) to fund working capital and expenses (and to extend maturities on indebtedness owing to the Majority Stockholder Trust and other affiliates of Dr. Pearce), acting in its (and their) discretion.  The Company has received no loans, advances or funding, from the Majority Stockholder Trust or any other party, since December 2015.  Neither the Majority Stockholder Trust nor any other party has made any commitment or undertaken any obligation to provide additional funding or financing to the Company (or to extend the maturity dates on existing indebtedness), including in connection with working capital needs, preparing, negotiating, reaching a definitive agreement with respect to or consummating any Opportunities or furthering the commercial development or improvement of the Real Property.  There can be no assurance that the Majority Stockholder Trust (or any other affiliate of Dr. Pearce or any other party) will provide funding or financing to the Company, or that the Majority Stockholder Trust (or any other affiliate of Dr. Pearce) will agree to extend the maturity dates on any existing indebtedness.  In addition, if the Majority Stockholder Trust (or any affiliate of Dr. Pearce), in its discretion, were to provide or facilitate any such additional funding or financing, there can be no assurance that the Majority Stockholder Trust (or such affiliate) would continue to do so (or extend maturity dates on existing indebtedness) in the future, or regarding the amount, terms, restrictions or conditions of any such funding or financing.  The Company’s sourcing of additional funding or financing to enable it to fund its working capital requirements beyond March 31, 2017 may require significant effort, costs and expenditures, and if the Company succeeds in obtaining such funding or financing, the terms and conditions could be onerous and result in substantial dilution of existing capital stock positions as well as increased interest expense.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Le@P Technology, Inc. Annual Report on Form 10-K for the year ended December 31, 2015.

Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

Refer to the consolidated financial statements and footnotes thereto included in the Le@P Technology, Inc. Annual Report on Form 10-K for the year ended December 31, 2015 for recent accounting pronouncements.  Other pronouncements have been issued but the Company does not believe that their adoption will have a significant impact on the financial position or results of operations.

3.	Notes Payable to Related Parties

As noted above, Le@P Technology, Inc.’s wholly-owned subsidiary, Parkson, owns the Real Property.  Parkson purchased the Real Property on September 28, 2001 from Bay Colony Associates, Ltd. (“Bay Colony”), an entity wholly-owned by Dr. Pearce, in exchange for a two-month note in the amount of $37,500, and a five-year note (the “Long Term Note”) and related mortgage in the amount of $712,500.  The purchase price was based on an independent third-party appraisal.  As previously reported in the Company’s December 2015 8-K and 8-K/A, the Long Term Note was replaced a number of times and is currently evidenced by the December 2015 Parkson Replacement Note (as defined above) in the principal amount of $916,183.  The December 2015 Parkson Replacement Note bears interest at the rate of 2.50% per annum, with both principal and all accrued interest due in one lump sum on March 31, 2017.

As previously reported in the Company’s December 2015 8-K and 8-K/A, and as discussed above, the Majority Stockholder Trust, of which Dr. Pearce is the 100% beneficial owner, provided the Company with the $100,000 December 2015 Loan in December 2015.  The Company has received no additional loans, advances or funding, from the Majority Stockholder Trust or any other party, since December of 2015.

In addition to the December 2015 Loan, the Majority Stockholder Trust previously made other working capital loans to the Company, which were, prior to their combination and extension (as described below), evidenced by a combined promissory note made by the Company in favor of the Majority Stockholder Trust and dated December 27, 2014 (in the original principal amount of $2,852,359) (the “2014 Working Capital Note”).  The maturity date of the 2014 Working Capital Note was, prior to its agreed extension (as described below), March 31, 2016.

As previously reported initially in the Company’s December 2015 8-K and 8-K/A, and as discussed above, on December 31, 2015, the Majority Stockholder Trust, as holder of and payee under the 2014 Working Capital Note, agreed: (i) to extend the maturity date of the total outstanding indebtedness under the 2014 Working Capital Note from March 31, 2016 to March 31, 2017 (the “Extended Maturity Date”), and (ii) to combine the total outstanding indebtedness evidenced by and under the December 2015 Loan (as described above) and the 2014 Working Capital Note (including its outstanding principal amount and accrued interest through December 30, 2015) into a single promissory note, thereby replacing the 2014 Working Capital Note with a 2015 Combined Promissory Note (Working Capital) dated December 31, 2015 in the principal amount of $3,063,424 (the “2015 Combined Promissory Note”).  The principal and all accrued interest – at the agreed rate of 2.50% per annum – under the 2015 Combined Promissory Note are due in one lump sum on the Extended Maturity Date of March 31, 2017.  Other than the new (combined) principal amount, which includes the principal amount of the December 2016 Loan, the reduction of the rate to 2.50% per annum from 3.75% per annum, and the extension of the maturity date, in each case as noted above, the terms of the 2014 Working Capital Note were not changed and this note (and the obligations thereunder) is now incorporated in and replaced and evidenced by the 2015 Combined Promissory Note.

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

All of the Company’s existing outstanding indebtedness is scheduled to mature on March 31, 2017.  The total amount of such indebtedness (principal and interest), all due to related parties, as of March 31, 2016 was $4,004,684.

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

5.	Subsequent Events

As reported on the Company’s Current Report on Form 8-K dated April 15, 2016 (the “April 2016 8-K), subsequent to March 31, 2016 the Company entered into a material definitive agreement on April 15, 2016 to sell Real Property owned by the Company’s wholly-owned subsidiary Parkson Property, L.L.C.  The contract provides for (i) a gross sale price of $1.4 million (all cash, with no financing contingency), (ii) an escrow deposit from Buyer of $100,000, (iii) a 90-day “free look” period (the “Inspection Period”) during which Buyer could conduct a Phase I environmental assessment and other tests, surveys, investigations and inspections, (iv) conveyance of the property by special warranty deed at a closing to occur within fifteen (15) days of the end of the Inspection Period, (v) closing costs to be paid by the parties, and (vi) other matters included in Florida Association of Realtors form contracts addressing the sale and purchase of vacant land.  In addition, commissions of 3% are to be paid to the Buyer’s agent and 3% to the Company’s agent.  The Company’s agent is Marquette Realty Advisors, Inc.  The Company’s Class B Director, Chairman and President (Timothy C. Lincoln) is the principal and beneficial owner of Marquette Realty Advisors, Inc.

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

During the remainder of 2016, the Company’s Board of Directors plans to continue to consider, subject to budget and cash constraints, potential acquisition and possibly joint venture and investment Opportunities that may come to the attention of Board members or management.  This may include Opportunities introduced by Dr. Pearce or his network of contacts.  The Board from time to time may also evaluate other alternatives with respect to the Company and its future.  The Board held a number of discussions regarding the Company’s consideration of possible Opportunities during 2015 and the first calendar quarters of 2016 with both management and, through a Board member, with Dr. Pearce, but, as of March 31, 2016, the Company had not identified, and was not conducting due diligence with respect to or pursuing, any specific Opportunities. As noted above, the Company’s 12-month Cash Budget includes an allocation of up to $15,000 for limited funding of the investigation and initial pursuit of possible Opportunities.  The ability of the Company to identify, reach (preliminary or definitive) agreement on and/or ultimately consummate any such Opportunity is dependent upon, among other things, its ability to obtain additional funding and financing for, and to source, negotiate and execute on, such Opportunities (and to fund and provide for post-transaction personnel, support, working capital and other needs as applicable).

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents as of March 31, 2016 aggregated $444,494 which management believes, based on the Company’s recent and expected operating expenses and internally prepared 12-month Cash Budget, will be sufficient to fund the Company’s working capital requirements through March 31, 2017, but will not be sufficient to repay the $4,004,684 principal amount and accrued interest thereon as of March 31, 2016 due on March 31, 2017 in connection with the December 2015 Parkson Replacement Note and the 2014 Combined Promissory Note.  As previously reported in the Company’s December 2015 8--K and 8-K/A and as discussed above under Note 3 (”Notes Payable to Related Parties”) to the Notes to Condensed Consolidated Financial Statements, in December 2015 the Company received the December 2015 Loan in the principal amount of $100,000, on the terms disclosed (including a 2.50% interest rate and maturity date for principal and all accrued interest of March 31, 2017) from the Majority Stockholder Trust.  In the event (a) the Company does not generate revenue or income sufficient to fund its operations, activities and expenses, or (b) third-party funding or financing does not become available to the Company on terms acceptable to the Company prior to the Company exhausting its existing cash and cash equivalents, the Company will not be able (1) to pay-off its existing indebtedness when it matures (on March 31, 2017), or (2) to fund its working capital, operations or related expenses and would be entirely dependent upon the continued funding, loans and working capital advances from the Majority Stockholder Trust (which are provided in the Majority Stockholder Trust’s sole discretion).  The Company has received no loans, advances or funding, from the Majority Stockholder Trust or any other party, since December 2015.  Neither the Majority Stockholder Trust nor any other party has made any commitment or undertaken any obligation to provide additional funding or financing to the Company (or to extend the maturity dates on existing indebtedness), including in connection with working capital needs, preparing, negotiating, reaching a definitive agreement with respect to or consummating any Opportunities or furthering the commercial development or improvement of the Real Property.  There can be no assurance that the Majority Stockholder Trust (or any other affiliate of Dr. Pearce or any other party) will provide funding or financing to the Company, or that the Majority Stockholder Trust (or any other affiliate of Dr. Pearce) will agree to extend the maturity dates on any existing indebtedness.  In addition, if the Majority Stockholder Trust (or any affiliate of Dr. Pearce), in its discretion, were to provide or facilitate any such additional funding or financing, there can be no assurance that the Majority Stockholder Trust would continue to do so (or extend maturity dates on existing indebtedness) in the future, or regarding the amount, terms, restrictions or conditions of any such funding or financing.  The Company’s sourcing of additional funding or financing may require significant effort, costs and expenditures, and if the Company succeeds in obtaining such financing, the financing terms could be onerous and result in substantial dilution of existing capital stock positions as well as increased interest expense.

The Majority Stockholder Trust is the sole owner of the outstanding shares of the Company’s Series B Preferred Stock.  Dividends on the Series B Preferred Stock are cumulative and accrue at a rate of 10% per annum on the preferred stock’s stated liquidation value of $1,000 per share and must be paid before any dividends may be paid on any other class or series of common or preferred stock; in addition, no other class or series of common or preferred stock may be redeemed or repurchased nor may the Series B Preferred Stock be altered or modified without the approval of the holder(s) of the Series B Preferred Stock.  As of March 31, 2016, dividends of $3,592,750 were accumulated and unpaid on the Company’s Series B Preferred Stock.  The accumulated amount, in addition to any additional amounts that may accrue, will be charged to retained earnings, if any, or additional paid-in capital, if and/or when declared by the Company’s Board of Directors.

As noted above under Note 1 of the Notes to Condensed Consolidated Financial Statements, the Company has no operating revenues and, even though the Company plans to continue to consider, subject to budget and cash constraints, potential Opportunities, there can be no assurance that this strategy will be successful or that it will generate any operating revenues or income in the future.

Subsequent Event

As reported on the Company’s Current Report on Form 8-K dated April 15, 2016 (the “April 2016 8-K), subsequent to March 31, 2016 the Company entered into a material definitive agreement on April 15, 2016 to sell Real Property owned by the Company’s wholly-owned subsidiary Parkson Property, L.L.C.  The contract provides for (i) a gross purchase/sale price of $1.4 million (all cash, with no financing contingency), (ii) an escrow deposit from Buyer of $100,000, (iii) a 90-day “free look” period (the “Inspection Period”) during which Buyer could conduct a Phase I environmental assessment and other tests, surveys, investigations and inspections, (iv) conveyance of the property by special warranty deed at a closing to occur within fifteen (15) days of the end of the Inspection Period, (v) closing costs to be paid by the parties, and (vi) other matters included in Florida Association of Realtors form contracts addressing the sale and purchase of vacant land.  In addition, commissions of 3% are to be paid to the Buyer’s agent and 3% to the Company’s agent.  The Company’s agent is Marquette Realty Advisors, Inc.  The Company’s Class B Director, Chairman and President (Timothy C. Lincoln) is the principal and beneficial owner of Marquette Realty Advisors, Inc.

Financial Condition at March 31, 2016 Compared to December 31, 2015

The Company’s total assets decreased from approximately $964,000 at the end of 2015 to approximately $889,000 at March 31, 2016, primarily reflecting the decrease of cash and cash equivalents used for payments of operating expenses, offset by an increase of prepaid expenses.

The Company’s total liabilities increased from approximately $4,032,000 at the end of 2015 to approximately $4,046,000 at March 31, 2016, primarily due to an increase in accrued interest payable to a related party of approximately $25,000 offset by a decrease in accounts payable and other accrued expenses of approximately $11,000.

The Company’s working capital decreased from approximately $511,000 at the end of 2015 to a deficit of approximately $3,557,000 at March 31, 2016, primarily reflecting a reclassification of the $3,979,607 principal amount due in connection with the December 2015 Parkson Replacement Note and the 2015 Combined Promissory Note and related accrued interest payable of $25,077 (previously classified as long-term notes payable and long-term accrued interest as of December 31, 2015), each of which is scheduled to mature on March, 31 2017, as a short-term liability (notes payable and accrued interest) and the decrease of approximately $104,000 in cash and cash equivalents used for payments of operating expenses, offset by an increase in prepaid expenses of approximately $30,000, and a decrease in accounts payable and other accrued expenses of approximately $11,000.

Comparison of Results of Operations for the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015

The Company’s net loss before income taxes decreased from approximately $130,000 for the three months ended March 31, 2015 to approximately $89,000 for the three months ended March 31, 2016.  The variance primarily reflects a decrease in professional fees of approximately $27,000, a decrease in general and administrative expenses of approximately $5,000 and a decrease in interest expense of approximately $10,000.

Off-Balance Sheet Arrangements

As of March 31, 2016, the Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on the current or future financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).   As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of the Company’s Acting Principal Executive Officer and Acting Principal Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2016, the end of the period covered by this quarterly report.  Based on that review and evaluation, the Acting Principal Executive Officer and Acting Principal Financial Officer, along with the management of the Company, have determined that as of March 31, 2016, the disclosure controls and procedures are effective.

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

As of March 31, 2016, the Company was not involved in any material claims, lawsuits or legal proceedings.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of equity securities during the fiscal quarter ending March 31, 2016.

Item 3.	Defaults Upon Senior Securities

As of March 31, 2016, the Company did not experience any defaults with respect to any outstanding indebtedness of the Company.  As of May 11, 2016, dividends of $3,484,250 were accumulated and unpaid on the Series B Preferred Stock.

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

10.26
2014 Renewal Promissory Note (Parkson Property) dated December 17, 2014 in the principal amount of $881,845.17 in favor of Bay Colony Associates, Ltd. (incorporated by reference to Exhibit 10. in the Company’s Current Report on Form 8-K dated December 17, 2014).

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

LE@P TECHNOLOGY, INC.

Dated: May 12, 2016	By:	/s/ Timothy C. Lincoln
Timothy C. Lincoln
Acting Principal Executive Officer

Dated: May 12, 2016	By:	/s/ Mary E. Thomas
Mary E. Thomas
Acting Principal Financial Officer