Form 10-Q
period 2016-06-30
LEAP TECHNOLOGY INC / DE
filed 2016-08-15
CIK 110027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to_____________

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

Class A Common Stock, par value $0.01 per share: 65,195,909 shares outstanding as of August 15, 2016
Class B Common Stock, par value $0.01 per share: 25,000 shares outstanding as of  August 15, 2016

LE@P TECHNOLOGY, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2016	December 31, 2015
Assets

Current assets:
Cash and cash equivalents	$393,867	$548,514
Prepaid expenses	26,630	14,887
Total current assets	420,497	563,401

Property held for sale	400,000	400,000

Other assets	170	170

Total assets	$820,667	$963,571

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(continued)

	(Unaudited)
	June 30, 2016	December 31, 2015

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued expenses	$12,802	$29,139
Accrued professional fees	3,089	7,401
Accrued compensation and related liabilities	23,944	15,510
Short-term notes payable to related party	3,979,607	-
Short-term accrued interest payable to related party	49,881	-
Total current liabilities	4,069,323	52,050

Long-term notes payable to related party	-	3,979,607

Long-term accrued interest payable to related party	-	273

Total liabilities	4,069,323	4,031,930

Commitments and contingencies
Stockholders’ deficiency:
Preferred stock, $0.001 par value per share. 25,000,000 shares authorized, and 2,170 shares issued and outstanding at June 30, 2016 and December 31, 2015.	2,170,000	2,170,000
Class A Common Stock, $0.01 par value per share. 149,975,000 shares authorized, and 65,280,759 shares issued and outstanding at June 30, 2016 and December 31, 2015.	652,808	652,808
Class B Common Stock, $0.01 par value per share. 25,000 shares authorized, issued and outstanding at June 30, 2016 and December 31, 2015.	250	250
Additional paid-in capital	35,981,387	35,981,387
Accumulated deficit	(42,003,641)	(41,823,344)
Treasury stock, at cost. 84,850 Class A shares at June 30, 2016 and December 31, 2015.	(49,460)	(49,460)
Total stockholders’ deficiency	(3,248,656)	(3,068,359)
Total liabilities and stockholders’ deficiency	$820,667	$963,571

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015

Revenue		$-		$-		$-		$-

Expenses:
Salaries and benefits		20,802		12,181		27,495		17,672
Professional fees		14,172		28,381		41,086		82,479
General and administrative		31,554		37,267		62,107		72,820
Total expenses		66,528		77,829		130,688		172,971

Loss from operations		(66,528)		(77,829)		(130,688)		(172,971)

Other income (expense):
Rental income		-		-		-		-
Interest expense		(24,804)		(34,912)		(49,609)		(69,441)
Total other income (expense)		(24,804)		(34,912)		(49,609)		(69,441)

Loss before income taxes		(91,332)		(112,741)		(180,297)		(242,412)

Provision for income taxes		-		-		-		-

Net loss		(91,332)		(112,741)		(180,297)		(242,412)

Loss from discontinued operations		(2,402)		(2,447)		(4,805)		(4,895)

Net loss		(93,734)		(115,188)		(185,102)		(247,307)

Dividends undeclared on cumulative preferred stock		54,250		54,250		108,500		108,500

Net loss attributable to common stockholders		$(147,984)		$(169,438)		$(293,602)		$(355,807)

Basic and diluted net loss per share:
Net loss per common share	$	(0.00)	$	(0.00)	$	(0.00)	$	(0.00)
Net loss attributable to common stockholders	$	(0.00)	$	(0.00)	$	(0.01)	$	(0.01)

Basic and diluted weighted average shares outstanding		65,305,759		65,305,759		65,305,759		65,305,759

See notes to condensed consolidated financial statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(180,297)	$(242,412)
Changes in operating assets and liabilities:
Prepaid expenses	(11,743)	(7,516)
Accounts payable and accrued expenses	(16,337)	(4,733)
Accrued professional fees	(4,312)	(18,939)
Accrued compensation and related liabilities	8,433	1,322
Accrued interest payable to related party	49,609	69,441
Net cash used in operating activities	(154,647)	(202,837)

Net decrease in cash	(154,647)	(202,837)
Cash and cash equivalents at beginning of period	548,514	789,195
Cash and cash equivalents at end of period	$393,867	$586,358

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2016
(Unaudited)

1.	The Company

Le@P Technology, Inc. (the “Company”) currently has no business operations, no revenues or revenue-producing activities.  As further discussed below, the Company has limited cash, and ongoing expenses as well as substantial indebtedness and liabilities.

As previously reported in the Company’s Current Report on Form 8-K and 8-K/A dated December 31, 2015 (the “December 2015 8-K”), in December 2015 the Company received a $100,000 loan (the “December 2015 Loan”), on the terms disclosed (including a 2.50% interest rate and maturity date for principal and all accrued interest of March 31, 2017), from the M. Lee Pearce Living Trust (the “Majority Stockholder Trust”), of which the Company’s indirect and beneficial majority stockholder, M. Lee Pearce, M.D. (“Dr. Pearce”), is the 100% beneficial owner (Dr. Pearce, together with entities owned or controlled by him that own capital stock of the Company, are collectively referred to as the “Majority Stockholder”).  The Majority Stockholder’s beneficial ownership of the Company’s issued and outstanding capital stock is reported under Item 12 (in the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”) below.  The Company has received no additional loans, advances or funding, from the Majority Stockholder Trust or any other party, since December 2015.  Based on the Company’s year-to-date and anticipated operating expenses and management’s internally prepared cash budget for the 9-month period ending March 31, 2017 (the “9-month Cash Budget”), management believes that the Company’s current cash and cash equivalents will be sufficient to fund the Company’s working capital requirements at least through March 31, 2017. The Company’s 9-Month Cash Budget includes allocations for the funding of up to $15,000 for the investigation and initial pursuit of possible acquisition, joint venture and investment opportunities as discussed further below (including due diligence, investigation and initial/preliminary legal expenses, but not purchase price or legal or accounting expenses associated with negotiating, reaching a definitive agreement regarding or consummating any such transaction).

During 2016, the Company’s Board of Directors (the “Board” or “Board of Directors”) plans to continue to consider and (as applicable and as it deems appropriate) pursue, subject to budget and cash constraints, potential acquisition and possibly joint venture and investment opportunities (particularly those in the health care technology, products and services and life sciences arenas) (“Opportunities”) that may come to the attention of Board members or management.  This may include Opportunities introduced by Dr. Pearce or his network of contacts.  The Board from time to time also evaluates other alternatives with respect to the Company and its future.  The Board held a number of planning discussions regarding the Company’s pursuit of Opportunities during 2015 with both management and, through a Board representative, with Dr. Pearce, and this process remains the subject of Board discussion and review.  As of June 30, 2016, the Company was not evaluating or pursuing any specific Opportunities. As noted above, the Company’s 9-month Cash Budget includes an allocation of up to $15,000 for limited funding of the investigation and initial pursuit of possible Opportunities. The ability of the Company to identify, reach (preliminary or definitive) agreement on and/or ultimately consummate any such Opportunity is dependent upon, among other things, the Company’s ability to obtain additional funding and financing for, and to source, negotiate and execute on, such Opportunities (and to fund and provide for post-transaction personnel, support, working capital and other needs as applicable).

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

The Company’s total indebtedness outstanding as of June 30, 2016 was $3,979,607 (excluding accrued interest in the amount of $49,881).  The Company’s indebtedness substantially exceeds the book value of its assets.  As noted above, in December 2015, (i) the Company received the $100,000 December 2015 Loan from Majority Stockholder Trust, and (ii) through the December 2015 Parkson Replacement Note, the lender thereunder (an entity wholly-owned by Dr. Pearce), among other things, extended the maturity date (principal and all accrued interest) under that note from March 31, 2016 to March 31, 2017.  In addition, as previously reported in the Company’s December 2015 8-K and 8-K/A, in December 2015, the Majority Stockholder Trust, among other things, agreed to extend the maturity date (principal and all accrued interest) on its other outstanding “working capital” loans to the Company (totaling $2,963,424 in principal amount as of December 31, 2015, excluding the $100,000 December 2015 Loan amount), such that the principal and all accrued interest (at the rate of 2.50% per annum) are due in one lump sum on March 31, 2017.  As noted above, the Company’s management believes, based on the Company’s recent and expected operating expenses and the 9-month Cash Budget, that the Company’s cash resources will be sufficient to fund the Company’s working capital requirements at least through March 31, 2017.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included.  Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

All of the Company’s existing outstanding indebtedness is scheduled to mature on March 31, 2017.  The total amount of such indebtedness (principal and interest), all due to related parties, as of June 30, 2016 was $4,029,489.

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

During the remainder of 2016, the Company’s Board of Directors plans to continue to consider, subject to budget and cash constraints, potential acquisition and possibly joint venture and investment Opportunities that may come to the attention of Board members or management.  This may include Opportunities introduced by Dr. Pearce or his network of contacts.  The Board from time to time may also evaluate other alternatives with respect to the Company and its future.  The Board held a number of discussions regarding the Company’s consideration of possible Opportunities during 2015 and the first calendar quarters of 2016 with both management and, through a Board member, with Dr. Pearce, but, as of June 30, 2016, the Company had not identified, and was not conducting due diligence with respect to or pursuing, any specific Opportunities. As noted above, the Company’s 9-month Cash Budget includes an allocation of up to $15,000 for limited funding of the investigation and initial pursuit of possible Opportunities.  The ability of the Company to identify, reach (preliminary or definitive) agreement on and/or ultimately consummate any such Opportunity is dependent upon, among other things, its ability to obtain additional funding and financing for, and to source, negotiate and execute on, such Opportunities (and to fund and provide for post-transaction personnel, support, working capital and other needs as applicable).

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents as of June 30, 2016 aggregated $393,867 which management believes, based on the Company’s recent and expected operating expenses and internally prepared 9-month Cash Budget, will be sufficient to fund the Company’s working capital requirements through March 31, 2017, but will not be sufficient to repay the $4,029,489 principal amount and accrued interest thereon as of June 30, 2016 due on March 31, 2017 in connection with the December 2015 Parkson Replacement Note and the 2014 Combined Promissory Note.  As previously reported in the Company’s December 2015 8--K and 8-K/A and as discussed above under Note 3 (”Notes Payable to Related Parties”) to the Notes to Condensed Consolidated Financial Statements, in December 2015 the Company received the December 2015 Loan in the principal amount of $100,000, on the terms disclosed (including a 2.50% interest rate and maturity date for principal and all accrued interest of March 31, 2017) from the Majority Stockholder Trust.  In the event (a) the Company does not generate revenue or income sufficient to fund its operations, activities and expenses, or (b) third-party funding or financing does not become available to the Company on terms acceptable to the Company prior to the Company exhausting its existing cash and cash equivalents, the Company will not be able (1) to pay-off its existing indebtedness when it matures (on March 31, 2017), or (2) to fund its working capital, operations or related expenses and would be entirely dependent upon the continued funding, loans and working capital advances from the Majority Stockholder Trust (which are provided in the Majority Stockholder Trust’s sole discretion).  The Company has received no loans, advances or funding, from the Majority Stockholder Trust or any other party, since December 2015.  Neither the Majority Stockholder Trust nor any other party has made any commitment or undertaken any obligation to provide additional funding or financing to the Company (or to extend the maturity dates on existing indebtedness), including in connection with working capital needs, preparing, negotiating, reaching a definitive agreement with respect to or consummating any Opportunities.  There can be no assurance that the Majority Stockholder Trust (or any other affiliate of Dr. Pearce or any other party) will provide funding or financing to the Company, or that the Majority Stockholder Trust (or any other affiliate of Dr. Pearce) will agree to extend the maturity dates on any existing indebtedness.  In addition, if the Majority Stockholder Trust (or any affiliate of Dr. Pearce), in its discretion, were to provide or facilitate any such additional funding or financing, there can be no assurance that the Majority Stockholder Trust would continue to do so (or extend maturity dates on existing indebtedness) in the future, or regarding the amount, terms, restrictions or conditions of any such funding or financing.  The Company’s sourcing of additional funding or financing may require significant effort, costs and expenditures, and if the Company succeeds in obtaining such financing, the financing terms could be onerous and result in substantial dilution of existing capital stock positions as well as increased interest expense.

The Majority Stockholder Trust is the sole owner of the outstanding shares of the Company’s Series B Preferred Stock.  Dividends on the Series B Preferred Stock are cumulative and accrue at a rate of 10% per annum on the preferred stock’s stated liquidation value of $1,000 per share and must be paid before any dividends may be paid on any other class or series of common or preferred stock; in addition, no other class or series of common or preferred stock may be redeemed or repurchased nor may the Series B Preferred Stock be altered or modified without the approval of the holder(s) of the Series B Preferred Stock.  As of June 30, 2016, dividends of $3,647,000 were accumulated and unpaid on the Company’s Series B Preferred Stock.  The accumulated amount, in addition to any additional amounts that may accrue, will be charged to retained earnings, if any, or additional paid-in capital, if and/or when declared by the Company’s Board of Directors.

As noted above under Note 1 of the Notes to Condensed Consolidated Financial Statements, the Company has no operating revenues and, even though the Company plans to continue to consider, subject to budget and cash constraints, potential Opportunities, there can be no assurance that this strategy will be successful or that it will generate any operating revenues or income in the future.

Financial Condition at June 30, 2016 Compared to December 31, 2015

The Company’s total assets decreased from approximately $964,000 at the end of 2015 to approximately $821,000 at June 30, 2016, primarily reflecting the decrease of cash and cash equivalents used for payments of operating expenses, offset by an increase of prepaid expenses.

The Company’s total liabilities increased from approximately $4,032,000 at the end of 2015 to approximately $4,069,000 at June 30, 2016, primarily due to an increase in accrued interest payable to a related party of approximately $50,000 offset by a decrease in accounts payable and other accrued expenses of approximately $16,000.

 The Company’s working capital decreased from approximately $511,000 at the end of 2015 to a deficit of approximately $3,649,000 at June 30, 2016, primarily reflecting a reclassification of the $3,979,607 principal amount due in connection with the December 2015 Parkson Replacement Note and the 2015 Combined Promissory Note and related accrued interest payable of $49,881 (previously classified as long-term notes payable and long-term accrued interest as of December 31, 2015), each of which is scheduled to mature on March, 31 2017, as a short-term liability (notes payable and accrued interest) and the decrease of approximately $155,000 in cash and cash equivalents used for payments of operating expenses, offset by an increase in prepaid expenses of approximately $12,000, and a decrease in accounts payable and other accrued expenses of approximately $16,000.

Comparison of Results of Operations for the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015

The Company’s net loss before income taxes decreased from approximately $113,000 for the three months ended June 30, 2015 to approximately $91,000 for the three months ended June 30, 2016.  The variance primarily reflects a decrease in professional fees of approximately $14,000, a decrease in general and administrative expenses of approximately $6,000 and a decrease in interest expense of approximately $10,000 offset by an increase in salaries of benefits of approximately $9,000.

Comparison of Results of Operations for the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015

The Company’s net loss before income taxes decreased from approximately $242,000 for the six months ended June 30, 2015 to approximately $180,000 for the six months ended June 30, 2016.  The variance primarily reflects a decrease in professional fees of approximately $41,000, a decrease in general and administrative expenses of approximately $11,000 and a decrease in interest expense of approximately $20,000 offset by an increase in salaries and benefits of approximately $10,000.

Off-Balance Sheet Arrangements

As of June 30, 2016, the Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on the current or future financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).   As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of the Company’s Acting Principal Executive Officer and Acting Principal Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2016, the end of the period covered by this quarterly report.  Based on that review and evaluation, the Acting Principal Executive Officer and Acting Principal Financial Officer, along with the management of the Company, have determined that as of June 30, 2016, the disclosure controls and procedures are effective.

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

As of June 30, 2016, the Company was not involved in any material claims, lawsuits or legal proceedings.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of equity securities during the fiscal quarter ending June 30, 2016.

Item 3.	Defaults Upon Senior Securities

As of June 30, 2016, the Company did not experience any defaults with respect to any outstanding indebtedness of the Company.  As of August 15, 2016, dividends of $3,647,0000 were accumulated and unpaid on the Series B Preferred Stock.

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

LE@P TECHNOLOGY, INC.

Dated: August 15, 2016	By:	/s/ Timothy C. Lincoln
Timothy C. Lincoln
Acting Principal Executive Officer

Dated: August 15, 2016	By:	/s/ Mary E. Thomas
Mary E. Thomas
Acting Principal Financial Officer