Form 10-Q
period 2016-09-30
LEAP TECHNOLOGY INC / DE
filed 2016-11-14
CIK 110027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant has been required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, par value $0.01 per share: 65,195,909 shares outstanding as of November 14, 2016
Class B Common Stock, par value $0.01 per share: 25,000 shares outstanding as of November 14, 2016

LE@P TECHNOLOGY, INC. AND SUBSIDIARIES

Page Number

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited) September 30, 2016	December 31, 2015

Assets

Current assets:
Cash and cash equivalents	$706,698	$548,514
Prepaid expenses	15,873	14,887
Total current assets	722,571	563,401

Property held for sale	-	400,000

Other assets	170	170

Total assets	$722,741	$963,571

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(continued)
	(Unaudited) September 30, 2016	December 31, 2015

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued expenses	$17,254	$29,139
Accrued professional fees	-	7,401
Accrued compensation and related liabilities	-	15,510
Short-term notes payable to related party	3,063,424	-
Short-term accrued interest payable to related party	57,702	-
Total current liabilities	3,138,380	52,050

Note payable to related party	-	3,063,424
Note payable to related party related to property held for sale	-	916,183

Long-term accrued interest payable to related party	-	273

Total liabilities	3,138,380	4,031,930

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, $0.001 par value per share. 25,000,000 shares authorized, and 2,170 shares issued and outstanding at September 30, 2016 and December 31, 2015.	2,170,000	2,170,000
Class A Common Stock, $0.01 par value per share. 149,975,000 shares authorized, and 65,280,759 shares issued and outstanding at September 30, 2016 and December 31, 2015.	652,808	652,808
Class B Common Stock, $0.01 par value per share. 25,000 shares authorized, issued and outstanding at September 30, 2016 and December 31, 2015.	250	250
Additional paid-in capital	35,981,387	35,981,387
Accumulated deficit	(41,170,624)	(41,823,344)
Treasury stock, at cost. 84,850 Class A shares at September 30, 2016 and December 31, 2015.	(49,460)	(49,460)
Total stockholders’ deficiency	(2,415,639)	(3,068,359)
Total liabilities and stockholders’ deficiency	$722,741	$963,571

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Expenses:
Salaries and benefits	5,683	(1,922)	33,179	15,750
Professional fees	32,121	21,221	74,206	103,700
General and administrative	27,235	32,821	83,537	100,746
Total expenses	65,039	52,120	190,922	220,196

Loss from operations	(65,039)	(52,120)	(190,922)	(220,196)

Other income (expense):
Interest expense	(23,257)	(35,296)	(72,866)	(104,737)
Total other income (expense)	(23,257)	(35,296)	(72,866)	(104,737)

Loss before income taxes	(88,296)	(87,416)	(263,788)	(324,933)

Provision for income taxes	-	-	-	-

Net loss	(88,296)	(87,416)	(263,788)	(324,933)

Gain (loss) from discontinued operations	921,313	(2,447)	916,508	(7,342)

Net income (loss)	833,017	(89,863)	652,720	(332,275)

Dividends undeclared on cumulative preferred stock	54,250	54,250	162,750	162,750

Net income (loss) attributable to common stockholders	$778,767	$(144,113)	$489,970	$(495,025)

Basic and diluted net income (loss) per share:
Net income (loss) per common share	$0.01	$(0.00)	$0.01	$(0.00)
Net income (loss) attributable to common stockholders	$0.01	$(0.00)	$0.01	$(0.01)

Basic and diluted weighted average shares outstanding	65,305,759	65,305,759	65,305,759	65,305,759

See notes to condensed consolidated financial statements

Le@P Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$652,721	$(332,275)
Adjustments to reconcile net income (loss) to net cash used in operating activities	-	-
Gain on sale of property held for sale	(923,154)	-
Changes in operating assets and liabilities:
Prepaid expenses	(986)	(9,246)
Accounts payable and accrued expenses	(11,885)	(11,680)
Accrued professional fees	(7,401)	(19,649)
Accrued compensation and related liabilities	(15,510)	(7,450)
Accrued interest payable to related party	57,429	104,737
Net cash used in operating activities	(248,787)	(275,563)

Cash flows from investing activities:
Proceeds from sale of property held for sale	1,323,154	-
Net cash provided by investing activities	1,323,154	-

Cash flows from financing activities:
Principal payment on note payable, related party	(916,183)	-
Net cash used in financing activities	(916,183)	-

Net increase (decrease) in cash and cash equivalents	158,184	(275,563)
Cash and cash equivalents at beginning of period	548,514	789,195
Cash and cash equivalents at end of period	$706,698	$513,632

Supplemental disclosure of cash flow information
Interest paid	$15,437	$-
Income taxes paid	$-	$-

See notes to condensed consolidated financial statements.

Le@P Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2016
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

As reported on the Form 8-K dated April 15, 2016 (the “April 2016 8-K), the Company entered into a material definitive agreement on April 15, 2016 to sell real property owned by the Company’s wholly-owned subsidiary Parkson Property, L.L.C.  The contract provided for (i) a gross sale price of $1.4 million (all cash, with no financing contingency), (ii) an escrow deposit from Buyer of $100,000, (iii) a 90-day “free look” period (the “Inspection Period”) during which Buyer could conduct a Phase I environmental assessment and other tests, surveys, investigations and inspections, (iv) conveyance of the property by special warranty deed at a closing to occur within fifteen (15) days of the end of the Inspection Period, (v) closing costs to be paid by the parties, and (vi) other matters included in Florida Association of Realtors form contracts addressing the sale and purchase of vacant land.  In addition, commissions of 3% were to be paid to the Buyer’s agent and 3% to the Company’s agent.  The Company’s agent was Marquette Realty Advisors, Inc.  The Company’s Class B Director, Chairman and President (Timothy C. Lincoln) is the principal and beneficial owner of Marquette Realty Advisors, Inc which received a $42,000 commission from the proceeds of the sale.

As reported on the Company’s Current Report on Form 8-K dated September 1, 2016, on July 14, 2016, the Buyer requested a Feasibility Extension period through August 15, 2016. The Company and Buyer entered into an amendment to the vacant land contract through August 15, 2016. In consideration for the extension, the amendment included a non-refundable $20,000 extension fee. All other amounts, terms and conditions were unamended. The Company received the $20,000 extension fee on July 22, 2016.

The Company engaged an independent fairness expert to value the Parkson Property and to give an opinion of the fairness of the commissions to be paid. The fairness expert deemed the commissions to be paid as reasonable and customary, and the Parkson property was valued at $1,300,000.

On September 1, 2016, the Company completed the sale of the Parkson Property under the amounts, terms and conditions described above. Accordingly, the Company recognized a gain on the sale of the property of $923,154 for the three and nine months ended September 30, 2016. The Company incurred general and administrative expenses related to the property of  $1,841 and $2,447 for the three months ended September 30, 2016 and 2015, respectively, and $6,646 and $7,342 for the nine months ended September 30, 2016 and 2015, respectively, which is included in gain (loss) from discontinued operations.

The Company’s total indebtedness outstanding as of September 30, 2016 was $3,063,424 (excluding accrued interest in the amount of $57,702).  The Company’s indebtedness substantially exceeds the book value of its assets.  As noted above, in December 2015, (i) the Company received the $100,000 December 2015 Loan from Majority Stockholder Trust, and (ii) through the December 2015 Parkson Replacement Note, the lender thereunder (an entity wholly-owned by Dr. Pearce), among other things, extended the maturity date (principal and all accrued interest) under that note from March 31, 2016 to March 31, 2017.  In addition, as previously reported in the Company’s December 2015 8-K and 8-K/A, in December 2015, the Majority Stockholder Trust, among other things, agreed to extend the maturity date (principal and all accrued interest) on its other outstanding “working capital” loans to the Company (totaling $2,963,424 in principal amount as of December 31, 2015, excluding the $100,000 December 2015 Loan amount), such that the principal and all accrued interest (at the rate of 2.50% per annum) are due in one lump sum on March 31, 2017.

During 2016, the Company’s Board of Directors (the “Board” or “Board of Directors”) considered and intended to pursue, subject to budget and cash constraints, potential acquisition and possibly joint venture and investment opportunities (particularly those in the health care technology, products and services and life sciences arenas) (“Opportunities”) that may have come to the attention of Board members or management, including Opportunities introduced by Dr. Pearce or his network of contacts. None of the Opportunities came to fruition.

On September 6, 2016, our board of directors unanimously approved a Plan of Dissolution subject to approval of a majority of the stockholders of the Company. On November 14, 2016, the Majority Stockholder, which holds approximately 96% of the voting power of the Company’s outstanding shares of common stock and all of the outstanding shares of our Class B Common Stock and Series A Preferred Stock, consented in writing under Section 228 of the Delaware General Corporation Law (“DGCL”) approving adoption of the Plan of Dissolution.  Accordingly, no vote of any other stockholder is necessary and no additional stockholder votes on this matter will be solicited.

November 4 , 2016, has been fixed as the record date for the determination of our stockholders entitled to receive  an Information Statement pursuant to the provisions of the Securities Exchange Act of 1934 with respect to the dissolution of the Company. As of the close of business on the record date, the Majority Stockholder beneficially owned, in the aggregate, 62,597,409 shares of the Company’s Class A Common Stock, representing approximately 96% of our outstanding shares of Class A Common Stock, and all of the outstanding shares of Class B Common Stock and Series B Preferred Stock.

On November 14, 2016, the Company filed a preliminary information statement with the Securities Exchange Commission.  Upon becoming final, the Information Statement will be provided to holders of the Company’s common stock pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, as amended (“Rule 14c-2”). This Information Statement will contain a detailed description of the Plan of Dissolution. This Information Statement will also constitute the notice to the Company's stockholders of taking of a corporate action without a meeting by less than unanimous written consent of the stockholders, as required by Section 228(e) of the Delaware General Corporation Law. Pursuant to Rule 14c-2, the corporate actions will not be effective until at least twenty (20) calendar days after the mailing of the Information Statement to the Company’s stockholders.

The adoption of the Plan of Dissolution constitutes full and complete authority for the Board and officers and Majority Stockholder, without further stockholder action, to do and perform any and all acts, and to make, execute and deliver any and all agreements, conveyances, assignments, transfers, certificates and other documents of any kind and character that the Board or such officers deem necessary, appropriate or advisable: (i) to dissolve the Company in accordance with the laws of the State of Delaware and cause its withdrawal from all jurisdictions in which it is authorized to do business; (ii) to sell, dispose, convey, transfer and deliver all of the remaining assets and properties of the Company; (iii) to satisfy or provide for the satisfaction of the Company’s obligations in accordance with Sections 280 and 281 of the DGCL; and (iv) to distribute any properties and assets of the Company and all remaining funds pro rata to the Company’s stockholders and in accordance with the distribution rights of the Company’s then outstanding shares of capital stock.

Due to the size of our liabilities and lack of any significant assets, HOLDERS OF SHARES OF OUR COMMON STOCK HAVE NO PROSPECT OF RECEIVING A DISTRIBUTION OF ANY KIND AS A RESULT OF THE LIQUIDATION AND DISSOLUTION.

Under the Plan of Dissolution, the Company will take the following actions at such times the Board of Directors, in its sole and absolute discretion, deems necessary, appropriate or advisable:

●	file a certificate of dissolution with the Delaware Secretary of State in accordance with the Plan of Dissolution (the “Certificate of Dissolution”);

●	cease conducting normal business operations, except as may be required to wind-up our business affairs;

●
sell, exchange or otherwise dispose of all or substantially all of the Company’s non-cash property and assets, including but not limited to its remaining tangible assets, intellectual property and other intangible assets;

●
pay or make reasonable provision as reasonably likely for payment of our liabilities and obligations, including setting aside a contingency reserve, consisting of cash or other assets that our board of directors believes to be adequate for payment of our known liabilities, as well as claims that are unknown or have not yet arisen but that are likely to arise or become known to us within ten years; and

●	take all actions required or permitted under the dissolution procedures of Section 281(b) of the DGCL.

In addition, the Company and Mary Thomas agreed to terminate her employment as the Acting Principal Financial Officer, Chief Accounting Officer, Vice-President, Treasurer and Secretary, as well as her position as a Class A Director effective at the close of business on September 1, 2016.

Operating Losses and Cash Flow Deficiencies

As noted above and in previous reports filed by the Company with the Securities Exchange Commission (the “SEC”), the Company currently has no business operations, no revenues or revenue-producing activities, and has limited cash, and ongoing expenses as well as substantial indebtedness and liabilities.  Throughout its recent history, the Company has relied entirely upon the Majority Stockholder Trust (and other affiliates of Dr. Pearce) to fund working capital and expenses (and to extend maturities on indebtedness owing to the Majority Stockholder Trust and other affiliates of Dr. Pearce), acting in its (and their) discretion.  The Company has received no loans, advances or funding, from the Majority Stockholder Trust or any other party, since December 2015.  Neither the Majority Stockholder Trust nor any other party has made any commitment or undertaken any obligation to provide additional funding or financing to the Company (or to extend the maturity dates on existing indebtedness), including in connection with working capital needs, preparing, negotiating, reaching a definitive agreement with respect to or consummating any Opportunities. As a result of the approved plan of dissolution, the Majority Stockholder Trust (or any other affiliate of Dr. Pearce or any other party) does not intend to make further advances or extend the maturity dates on any existing indebtedness.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial information have been included.  Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

As noted above, Le@P Technology, Inc.’s wholly-owned subsidiary, Parkson, owned the Real Property.  Parkson purchased the Real Property on September 28, 2001 from Bay Colony Associates, Ltd. (“Bay Colony”), an entity wholly-owned by Dr. Pearce, in exchange for a two-month note in the amount of $37,500, and a five-year note (the “Long Term Note”) and related mortgage in the amount of $712,500.  The purchase price was based on an independent third-party appraisal.  As previously reported in the Company’s December 2015 8-K and 8-K/A, the Long Term Note was replaced a number of times and was evidenced by the December 2015 Parkson Replacement Note (as defined above) in the principal amount of $916,183.  The December 2015 Parkson Replacement Note bears interest at the rate of 2.50% per annum, with both principal and all accrued interest due in one lump sum on March 31, 2017.  On September 1, 2016, the note was paid in full, along with accrued interest in the amount of $15,437, from the proceeds on the sale of the property discussed in Note 1.

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

As previously reported initially in the Company’s December 2015 8-K and 8-K/A, and as discussed above, on December 31, 2015, the Majority Stockholder Trust, as holder of and payee under the 2014 Working Capital Note, agreed: (i) to extend the maturity date of the total outstanding indebtedness under the 2014 Working Capital Note from March 31, 2016 to March 31, 2017 (the “Extended Maturity Date”), and (ii) to combine the total outstanding indebtedness evidenced by and under the December 2015 Loan (as described above) and the 2014 Working Capital Note (including its outstanding principal amount and accrued interest through December 30, 2015) into a single promissory note, thereby replacing the 2014 Working Capital Note with a 2015 Combined Promissory Note (Working Capital) dated December 31, 2015 in the principal amount of $3,063,424 (the “2015 Combined Promissory Note”).  The principal and all accrued interest – at the agreed rate of 2.50% per annum – under the 2015 Combined Promissory Note are due in one lump sum on the Extended Maturity Date of March 31, 2017.  Other than the new (combined) principal amount, which includes the principal amount of the December 2015 Loan, the reduction of the rate to 2.50% per annum from 3.75% per annum, and the extension of the maturity date, in each case as noted above, the terms of the 2014 Working Capital Note were not changed and this note (and the obligations thereunder) is now incorporated in and replaced and evidenced by the 2015 Combined Promissory Note.

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

All of the Company’s existing outstanding indebtedness is scheduled to mature on March 31, 2017.  The total amount of such indebtedness (principal and interest), all due to related parties, as of September 30, 2016 was $3,121,126.

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

5.	Provision for Income Taxes

The Company does not have provision for income taxes as the taxable income for the three and nine months ended September 30, 2016 will be offset by previously unrecognized net operating loss carryforwards that are available.

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

Business Strategy

During 2016, the Company’s Board of Directors (the “Board” or “Board of Directors”) considered and intended to pursue, subject to budget and cash constraints, potential acquisition and possibly joint venture and investment opportunities (particularly those in the health care technology, products and services and life sciences arenas) (“Opportunities”) that may have come to the attention of Board members or management, including Opportunities introduced by Dr. Pearce or his network of contacts. None of the Opportunities came to fruition.

On September 6, 2016, the Board of Directors unanimously approved a Plan of Dissolution subject to approval of a majority of the stockholders of the Company. On November 14, 2016, the Majority Stockholder, which holds approximately 96% of the voting power of the Company’s outstanding shares of common stock and all of the outstanding shares of our Class B Common Stock and Series A Preferred Stock consented in writing under Section 228 of the DGCL approving adoption of the Plan of Dissolution.  Accordingly, no vote of any other stockholder is necessary and stockholder votes on this matter will be solicited.

Liquidity and Capital Resources

The Company’s cash and cash equivalents as of September 30, 2016 aggregated $706,698 which management believes, based on the Company’s recent and expected operating expenses and internally prepared 6-month Cash Budget, will be sufficient to fund the Company’s working capital requirements through March 31, 2017, but will not be sufficient to repay the $3,063,424 principal amount and accrued interest thereon as of September 30, 2016 due on March 31, 2017 in connection with the December 2015 Parkson Replacement Note and the 2014 Combined Promissory Note.  As previously reported in the Company’s December 2015 8--K and 8-K/A and as discussed above under Note 3 (”Notes Payable to Related Parties”) to the Notes to Condensed Consolidated Financial Statements, in December 2015 the Company received the December 2015 Loan in the principal amount of $100,000, on the terms disclosed (including a 2.50% interest rate and maturity date for principal and all accrued interest of March 31, 2017) from the Majority Stockholder Trust.  In the event (a) the Company does not generate revenue or income sufficient to fund its operations, activities and expenses, or (b) third-party funding or financing does not become available to the Company on terms acceptable to the Company prior to the Company exhausting its existing cash and cash equivalents, the Company will not be able (1) to pay-off its existing indebtedness when it matures (on March 31, 2017), or (2) to fund its working capital, operations or related expenses. As a result of the approved plan of dissolution, the Majority Stockholder Trust (or any other affiliate of Dr. Pearce or any other party) does not intend to make further advances or extend the maturity dates on any existing indebtedness.

The Majority Stockholder Trust is the sole owner of the outstanding shares of the Company’s Series B Preferred Stock.  Dividends on the Series B Preferred Stock are cumulative and accrue at a rate of 10% per annum on the preferred stock’s stated liquidation value of $1,000 per share and must be paid before any dividends may be paid on any other class or series of common or preferred stock; in addition, no other class or series of common or preferred stock may be redeemed or repurchased nor may the Series B Preferred Stock be altered or modified without the approval of the holder(s) of the Series B Preferred Stock.  As of September 30, 2016, dividends of $3,701,250 were accumulated and unpaid on the Company’s Series B Preferred Stock.  The accumulated amount, in addition to any additional amounts that may accrue, will be charged to retained earnings, if any, or additional paid-in capital, if and/or when declared by the Company’s Board of Directors.

Financial Condition at September 30, 2016 Compared to December 31, 2015

The Company’s total assets decreased from approximately $964,000 at the end of 2015 to approximately $723,000 at September 30, 2016, primarily due to the sale of the Parkson Property and payoff of the Bay Colony mortgage, reflecting the increase of cash and cash equivalents, an increase of prepaid expenses, offset by a decrease in property held for sale.

The Company’s total liabilities decreased from approximately $4,032,000 at the end of 2015 to approximately $3,138,000 at September 30, 2016, primarily due to the payoff of the Bay Colony mortgage along with the accrued interest to a related party of approximately $15,000.

The Company’s working capital decreased from approximately $511,000 at the end of 2015 to a deficit of approximately $2,416,000 at September 30, 2016, primarily reflecting a reclassification of the $3,063,424 principal amount due in connection with the December 2015 Parkson Replacement Note and the 2015 Combined Promissory Note and related accrued interest payable of $57,702 (previously classified as long-term notes payable and long-term accrued interest as of December 31, 2015), each of which is scheduled to mature on March, 31 2017, as a short-term liability (notes payable and accrued interest) and the increase of approximately $158,000 in cash and cash equivalents provided by the sale of the Parkson Property, an increase in prepaid expenses of approximately $1,000, and a decrease in accounts payable and other accrued expenses of approximately $12,000.

Comparison of Results of Operations for the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015

The Company’s net loss before income taxes increased from approximately $87,000 for the three months ended September 30, 2015 to approximately $88,000 for the three months ended September 30, 2016.  The variance primarily reflects the increase in professional fees of approximately $11,000 and an increase in salaries of benefits of approximately $8,000, due to the sale of the Parkson Property; offset by a decrease in general and administrative expenses of approximately $6,000 and a decrease in interest expense of approximately $12,000. The Company’s net income (loss) increased from a net loss of approximately $89,000 for the three months ended September 30, 2015 to net income of approximately $921,000 for the three months ended September 30, 2016 primarily due to the gain on the sale of the Parkson Property.

Comparison of Results of Operations for the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015

The Company’s net loss before income taxes decreased from approximately $325,000 for the nine months ended September 30, 2015 to approximately $87,000 for the nine months ended September 30, 2016.  The variance primarily reflects a decrease in professional fees and interest expense of approximately $32,000 each, a decrease in general and administrative expenses of approximately $17,000, offset by an increase in salaries and benefits of approximately $17,000. The Company’s net income (loss) increased from a net loss of approximately $332,000 for the nine months ended September 30, 2015 to net income of approximately $653,000 for the nine months ended September 30, 2016 primarily due to the gain on the sale of the Parkson Property.

Off-Balance Sheet Arrangements

As of September 30, 2016, the Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on the current or future financial condition, revenues, and expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).   As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of the Company’s Acting Principal Executive Officer, reviewed and performed an evaluation of the effectiveness of design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2016, the end of the period covered by this quarterly report.  Based on that review and evaluation, the Acting Principal Executive Officer, along with the management of the Company, have determined that as of September 30, 2016, the disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting During Last Fiscal Quarter

Our Acting Principal Executive Officer have identified no change in the Company’s “internal control over financial reporting” (as defined in Exchange Act Rule 13a-15(f)) that occurred during the period covered by this quarterly report on Form 10-Q (this “Report”) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

As of September 30, 2016, the Company was not involved in any material claims, lawsuits or legal proceedings.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of equity securities during the fiscal quarter ending September 30, 2016.

Item 3.	Defaults Upon Senior Securities

As of September 30, 2016, the Company did not experience any defaults with respect to any outstanding indebtedness of the Company.  As of November 14, 2016, dividends of $3,701,250 were accumulated and unpaid on the Series B Preferred Stock.

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
____________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LE@P TECHNOLOGY, INC.

Dated: November 14, 2016	By:	/s/ Timothy C. Lincoln
Timothy C. Lincoln
Acting Principal Executive Officer